Form 10-Q
period 2019-07-31
KORN FERRY
filed 2019-09-06
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of shares outstanding of our common stock as of September 3, 2019 was 55,975,840 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$424,637	$626,360
Marketable securities	8,508	8,288
Receivables due from clients, net of allowance for doubtful accounts of $21,732 and $21,582 at July 31, 2019 and April 30, 2019, respectively	432,758	404,857
Income taxes and other receivables	30,529	26,767
Unearned compensation	45,380	42,003
Prepaid expenses and other assets	33,311	28,535
Total current assets	975,123	1,136,810

Marketable securities, non-current	134,148	132,463
Property and equipment, net	137,367	131,505
Operating lease right-of-use assets, net	219,412	—
Cash surrender value of company-owned life insurance policies, net of loans	126,752	126,000
Deferred income taxes	41,191	43,220
Goodwill	578,567	578,298
Intangible assets, net	79,581	82,948
Unearned compensation, non-current	92,365	80,924
Investments and other assets	22,052	22,684
Total assets	$2,406,558	$2,334,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$33,174	$39,156
Income taxes payable	19,199	21,145
Compensation and benefits payable	156,208	328,610
Operating lease liability, current	46,854	—
Other accrued liabilities	156,218	162,047
Total current liabilities	411,653	550,958

Deferred compensation and other retirement plans	269,380	257,635
Operating lease liability, non-current	207,603	—
Long-term debt	223,094	222,878
Deferred tax liabilities	1,048	1,103
Other liabilities	29,386	58,891
Total liabilities	1,142,164	1,091,465

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 73,076 and 72,442 shares issued and 56,596 and 56,431 shares outstanding at July 31, 2019 and April 30, 2019, respectively	645,299	656,463
Retained earnings	697,715	660,845
Accumulated other comprehensive loss, net	(82,114)	(76,652)
Total Korn Ferry stockholders' equity	1,260,900	1,240,656
Noncontrolling interest	3,494	2,731
Total stockholders' equity	1,264,394	1,243,387
Total liabilities and stockholders' equity	$2,406,558	$2,334,852

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,
	2019	2018
	(in thousands, except per share data)
Fee revenue	$484,549	$465,568
Reimbursed out-of-pocket engagement expenses	11,649	12,794
Total revenue	496,198	478,362

Compensation and benefits	328,496	321,905
General and administrative expenses	65,807	168,724
Reimbursed expenses	11,649	12,794
Cost of services	17,135	18,327
Depreciation and amortization	12,777	11,731
Total operating expenses	435,864	533,481

Operating income (loss)	60,334	(55,119)
Other income, net	1,826	4,520
Interest expense, net	(4,057)	(4,103)
Income (loss) before provision (benefit) for income taxes	58,103	(54,702)
Income tax provision (benefit)	14,453	(16,110)
Net income (loss)	43,650	(38,592)
Net income attributable to noncontrolling interest	(699)	(19)
Net income (loss) attributable to Korn Ferry	$42,951	$(38,611)

Earnings (loss) per common share attributable to Korn Ferry:
Basic	$0.77	$(0.70)
Diluted	$0.76	$(0.70)

Weighted-average common shares outstanding:
Basic	55,266	55,378
Diluted	55,635	55,378

Cash dividends declared per share:	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Net income (loss)	$43,650	$(38,592)

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,298)	(14,556)
Deferred compensation and pension plan adjustments, net of tax	495	273
Net unrealized (loss) gain on interest rate swap, net of tax	(595)	133
Comprehensive income (loss)	38,252	(52,742)
Less: comprehensive income attributable to noncontrolling interest	(763)	(25)
Comprehensive income (loss) attributable to Korn Ferry	$37,489	$(52,767)

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	Loss,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	$645,299	$697,715	$(82,114)	$1,260,900	$3,494	$1,264,394

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	Loss,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,054)	—	—	(13,054)	—	(13,054)
Issuance of stock	621	4,803	—	—	4,803	—	4,803
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	$681,060	$537,015	$(56,488)	$1,161,587	$3,033	$1,164,620

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$43,650	$(38,592)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,777	11,731
Stock-based compensation expense	5,462	5,714
Tradename write-offs	—	106,555
Provision for doubtful accounts	3,549	3,707
Gain on cash surrender value of life insurance policies	(2,338)	(1,347)
Gain on marketable securities	(1,945)	(4,001)
Deferred income taxes	1,974	(22,564)
Change in other assets and liabilities:
Deferred compensation	11,652	3,021
Receivables due from clients	(31,450)	(16,270)
Income taxes and other receivables	(3,176)	(7,811)
Prepaid expenses and other assets	(9,845)	(4,356)
Unearned compensation	(14,818)	(17,463)
Income taxes payable	(1,911)	1,434
Accounts payable and accrued liabilities	(175,709)	(135,405)
Other	209	(1,845)
Net cash used by operating activities	(161,919)	(117,492)
Cash flows from investing activities:
Purchase of property and equipment	(10,706)	(13,163)
Purchase of marketable securities	(1,600)	(1,396)
Proceeds from sales/maturities of marketable securities	1,599	8,240
Premium on company-owned life insurance policies	(341)	(398)
Proceeds from life insurance policies	1,673	85
Dividends received from unconsolidated subsidiaries	166	—
Net cash used in investing activities	(9,209)	(6,632)
Cash flows from financing activities:
Repurchases of common stock	(12,738)	—
Payments of tax withholdings on restricted stock	(8,591)	(13,054)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,313	4,105
Payments on life insurance policy loans	(943)	—
Principal payments on finance leases	(432)	—
Dividends paid to shareholders	(6,081)	(6,027)
Principal payments on term loan	—	(5,156)
Payment of contingent consideration from acquisitions	(455)	(455)
Net cash used in financing activities	(24,927)	(20,587)
Effect of exchange rate changes on cash and cash equivalents	(5,668)	(10,408)
Net decrease in cash and cash equivalents	(201,723)	(155,119)
Cash and cash equivalents at beginning of period	626,360	520,848
Cash and cash equivalents at end of the period	$424,637	$365,729

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn Ferry, a Delaware corporation (the “Company”), and its subsidiaries currently operate through three global segments: Korn Ferry Advisory (“Advisory”), Executive Search and Korn Ferry RPO and Professional Search (“RPO & Professional Search”). Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of one of the world-leading intellectual property (“IP”), products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head-on—and succeed. Solutions span all aspects of Recruitment Process Outsourcing (“RPO”), Professional Search and Project Recruitment.

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2019 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method.

The Company has control of a Mexico subsidiary and consolidates the operations of this subsidiary. Noncontrolling interest, which represents the Mexico Partners’ 51% interest in the Mexico subsidiary, is reflected on the Company’s consolidated financial statements.

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. The most significant areas that require management’s judgment are revenue recognition, deferred compensation, annual performance-related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, share-based payments, leases, and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all fee revenue is derived from talent and organizational advisory services and the sale of products, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, either stand-alone or as part of a solution.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

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

Fee revenue from executive and professional search activities is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in the consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2019 and April 30, 2019, the Company’s investments in cash equivalents consisted of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities, and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value with the change in value in the period being reflected in the consolidated statements of operations and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying consolidated statements of operations in other income, net.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

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

As of July 31, 2019 and April 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices, and the fair values of foreign currency forward contracts and the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets and current and non-current operating lease liability, in the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities and other liabilities in the consolidated balance sheets.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

The Company has lease agreements with lease and non-lease components. For all leases with non-lease components the Company accounts for the lease and non-lease components as a single lease component.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2019, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of July 31, 2019 and April 30, 2019 that required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicated that the fair value of the asset may be less than its carrying amount. As of July 31, 2019 and April 30, 2019, there were no indicators of impairment with respect to the Company’s intangible assets.

On June 12, 2018, the Company’s Board of Directors voted to approve a plan to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset write-off of $106.6 million during the three months ended July 31, 2018, recorded in general and administrative expenses.

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

Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Advisory and RPO & Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business,

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

and Company performance, including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance-related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $53.0 million and $61.0 million during the three months ended July 31, 2019 and 2018, respectively, included in compensation and benefits expense in the consolidated statements of operations.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standard Codification 842 – Leases) on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018. On July 30, 2018, the FASB issued an amendment that allows entities to apply the provisions at the effective date without adjusting comparative periods. The Company adopted this guidance in its fiscal year beginning May 1, 2019 using a modified retrospective approach without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with Accounting Standard Codification 840 - Leases. The FASB also issued subsequent related Accounting Standards Updates (“ASUs”), which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. The Company has elected to apply the group of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to combine lease and non-lease components for all asset classes and recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability.

The adoption of this standard had a material impact on the consolidated balance sheet as of July 31, 2019 due to the recognition of ROU assets and operating lease liabilities, but an immaterial impact on the Company’s consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. Upon adoption we recognized total ROU assets of $236.1 million with a corresponding liability of $272.3 million. The ROU asset balance was adjusted by the reclassification of pre-existing prepaid expenses and other assets and deferred rent balances of $5.1 million and $41.3 million, respectively.

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The guidance refined and expanded strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situations. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in its fiscal year beginning May 1, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

Recently Proposed Accounting Standards - Not Yet Adopted

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

2. Basic and Diluted Earnings (Loss) Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. The Company has granted and expects to continue to grant to certain employees under its restricted stock agreements grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, the Company is required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic earnings (loss) per common share was computed using the two-class method by dividing basic net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed using the two-class method by dividing diluted net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share are anti-dilutive and are not included in the computation of diluted earnings per share.

During the three months ended July 31, 2019 and 2018, restricted stock awards of 0.7 million shares and 1.8 million shares were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

The following table summarizes basic and diluted earnings (loss) per common share attributable to common stockholders:

	Three Months Ended July 31,
	2019	2018
	(in thousands, except per share data)
Net income (loss) attributable to Korn Ferry	$42,951	$(38,611)
Less: distributed and undistributed earnings to nonvested restricted stockholders	444	59
Basic net earnings (loss) attributable to common stockholders	42,507	(38,670)
Add: undistributed earnings to nonvested restricted stockholders	386	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	384	—
Diluted net earnings (loss) attributable to common stockholders	$42,509	$(38,670)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,266	55,378
Effect of dilutive securities:
Restricted stock	357	—
ESPP	12	—
Diluted weighted-average number of common shares outstanding	55,635	55,378

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.77	$(0.70)
Diluted earnings (loss) per share	$0.76	$(0.70)

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

The components of accumulated other comprehensive income (loss) were as follows:

	July 31, 2019	April 30, 2019
	(in thousands)
Foreign currency translation adjustments	$(65,632)	$(60,270)
Deferred compensation and pension plan adjustments, net of tax	(16,343)	(16,838)
Interest rate swap unrealized (loss) gain, net of tax	(139)	456
Accumulated other comprehensive loss, net	$(82,114)	$(76,652)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$456	$(76,652)
Unrealized losses arising during the period	(5,362)	—	(491)	(5,853)
Reclassification of realized net losses (gains) to net income	—	495	(104)	391
Balance as of July 31, 2019	$(65,632)	$(16,343)	$(139)	$(82,114)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended July 31, 2018:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$(32,399)	$(9,073)	$1,337	$(40,135)
Unrealized (losses) gains arising during the period	(14,562)	—	149	(14,413)
Reclassification of realized net losses (gains) to net loss	—	273	(16)	257
Effect of adoption of accounting standard	—	(2,396)	199	(2,197)
Balance as of July 31, 2018	$(46,961)	$(11,196)	$1,669	$(56,488)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively.

(2)	The tax effect on unrealized (losses) gains was $(0.2) million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Restricted stock	$5,091	$5,369
ESPP	371	345
Total stock-based compensation expense	$5,462	$5,714

Stock Incentive Plan

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn Ferry Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being “The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000, increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which are market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

Restricted stock activity during the three months ended July 31, 2019 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2019	1,460	$38.42
Granted	551	$38.86
Vested	(584)	$24.15
Forfeited/expired	(18)	$17.95
Non-vested, July 31, 2019	1,409	$44.78

As of July 31, 2019, there were 0.5 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $17.9 million.

As of July 31, 2019, there was $51.2 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three months ended July 31, 2019 and 2018, 221,654 shares and 199,795 shares of restricted stock totaling $8.6 million and $13.1 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2019 and 2018, employees purchased 126,604 shares at $34.06 per share and 75,106 shares at $52.64 per share, respectively. As of July 31, 2019, the ESPP had approximately 0.8 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2019, the Company repurchased (on the open market or through privately negotiated transactions) 324,100 shares of the Company’s common stock for $12.7 million. During the three months ended July 31, 2018, no shares were repurchased by the Company (on the open market or through privately negotiated transactions).

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2019 and April 30, 2019:

	July 31, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$378,070	$—	$—	$378,070	$378,070	$—	$—	$—
Money market funds	46,567	—	—	46,567	46,567	—	—	—
Mutual funds (1)	136,258	7,168	(770)	142,656	—	8,508	134,148	—
Total	$560,895	$7,168	$(770)	$567,293	$424,637	$8,508	$134,148	$—

Level 2:
Foreign currency forward contracts	$—	$840	$(1,411)	$(571)	$—	$—	$—	$(571)
Interest rate swap	$—	$—	$(185)	$(185)	$—	$—	$—	$(185)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

	April 30, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$579,998	$—	$—	$579,998	$579,998	$—	$—	$—
Money market funds	46,362	—	—	46,362	46,362	—	—	—
Mutual funds (1)	135,439	6,301	(989)	140,751	—	8,288	132,463	—
Total	$761,799	$6,301	$(989)	$767,111	$626,360	$8,288	$132,463	$—

Level 2:
Foreign currency forward contracts	$—	$821	$(722)	$99	$—	$—	$—	$99
Interest rate swap	$—	$619	$—	$619	$—	$—	$—	$619

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $133.7 million and $122.3 million as of July 31, 2019 and April 30, 2019, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $17.3 million and $24.6 million as of July 31, 2019 and April 30, 2019, respectively. During the three months ended July 31, 2019 and 2018, the fair value of the investments increased; therefore, the Company recognized a gain of $1.9 million and $4.0 million, respectively, which was recorded in other income, net.

Investments in marketable securities are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP, and the Company invests in marketable securities to mirror these elections. As of July 31, 2019 and April 30, 2019, the Company’s investments in marketable securities consisted of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. As of July 31, 2019, the notional amount was $103.1 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on a portion of the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument was as follows:

	July 31, 2019	April 30, 2019
	(in thousands)
Derivative asset:
Interest rate swap contract	$—	$619
Derivative liability:
Interest rate swap contract	$185	$—

During the three months ended July 31, 2019 and 2018, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
(Losses) gains recognized in other comprehensive income (net of tax effects of $(172) and $53, respectively)	$(491)	$149
Gains reclassified from accumulated other comprehensive income into interest expense, net	$141	$22

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2019	April 30, 2019
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$840	$821
Derivative liabilities:
Foreign currency forward contracts	$1,411	$722

As of July 31, 2019, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $66.7 million, respectively. As of April 30, 2019, the total notional amounts of the forward contracts purchased and sold were $51.4 million and $40.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three months ended July 31, 2019, the Company incurred losses of $1.6 million, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three months ended July 31, 2018, the Company incurred gains of $0.1 million, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

6. Leases

The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. The majority of the Company’s leases include both lease and non-lease components. Non-lease components primarily include maintenance, insurance, taxes and other utilities. The Company has decided to combine fixed payments for non-lease components with its lease payments and account for them as a single lease component, which increases its ROU assets and lease liabilities. Some of the leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company has elected not to recognize a ROU asset or lease liability for leases with an initial term of 12 months or less.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of the future minimum lease payments. The Company applies the portfolio approach when determining the incremental borrowing rate since it has a centrally managed treasury function.  The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments in a similar economic environment.

Operating leases contain both office and equipment leases, have remaining terms that range from less than one year to 11 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to 5 years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

The components of lease expense were as follows:

Three Months Ended July 31, 2019
(in thousands)
Finance lease cost
Amortization of ROU assets	$470
Interest on lease liabilities	40
510
Operating lease cost	14,227
Short-term lease cost	279
Variable lease cost	2,893
Sublease income	(54)
Total lease cost	$17,855

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

Supplemental cash flow information related to leases was as follows:

Three Months Ended July 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,909
Financing cash flows from finance leases	$432

ROU assets obtained in exchange for lease obligations:
Operating leases	$935
Finance leases	$513

Supplemental balance sheet information related to leases was as follows:

Three Months Ended July 31, 2019
(in thousands)
Finance Leases:

Property and equipment, at cost	$4,519
Accumulated depreciation	(473)
Property and equipment, net	$4,046

Other accrued liabilities	1,715
Other liabilities	2,366
Total finance lease liabilities	$4,081

Weighted average remaining lease terms:
Operating leases	6.2 years
Finance leases	2.8 years

Weighted average discount rate:
Operating leases	4.8%
Finance leases	4.1%

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2020 (excluding the three months ended July 31, 2019)	$44,919	$1,438
2021	54,799	1,462
2022	47,188	984
2023	40,144	326
2024	34,803	112
Thereafter	74,369	—
Total lease payments	296,222	4,322
Less: imputed interest	41,765	241
Total	$254,457	$4,081

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

7. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. Among these plans is a defined benefit pension plan for certain employees in the U.S.. The assets of this plan are held separately from the assets of the sponsor in self-administered funds. All other defined benefit obligations from other plans are unfunded.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2019	2018
	(in thousands)
Service cost	$5,456	$3,646
Interest cost	1,393	1,296
Amortization of actuarial loss	745	446
Expected return on plan assets (1)	(363)	(392)
Net periodic service credit amortization	(77)	(77)
Net periodic benefit costs (2)	$7,154	$4,919

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.25% for July 31, 2019 and 2018, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $219.1 million and $219.2 million as of July 31, 2019 and April 30, 2019, respectively, was offset by outstanding policy loans of $92.3 million and $93.2 million in the accompanying consolidated balance sheets as of July 31, 2019 and April 30, 2019, respectively. The CSV value of the underlying COLI investments increased by $2.3 million and $1.3 million during the three months ended July 31, 2019 and 2018, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four-to-five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2019 and 2018, deferred compensation liability increased; therefore, the Company recognized compensation expense of $2.3 million and $4.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $1.9 million and $4.0 million during the three months ended July 31, 2019 and 2018, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

8. Fee Revenue

Substantially all fee revenue is derived from talent and organizational advisory services and the sale of products, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, standalone or as part of a solution.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

The following table outlines our contract asset and liability balances as of July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019
	(in thousands)
Contract assets (unbilled receivables)	$72,508	$60,595
Contract liabilities (deferred revenue)	$112,676	$112,999

During the three months ended July 31, 2019, we recognized revenue of $44.8 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of July 31, 2019, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $556.7 million. Of the $556.7 million of remaining performance obligations, the Company expects to recognize approximately $264.5 million as fee revenue in fiscal 2020, $163.6 million in fiscal 2021, $99.4 million in fiscal 2022 and the remaining $29.2 million in fiscal 2023 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$139,907	28.9%	$135,730	29.1%
Financial Services	86,876	17.9	81,390	17.5
Life Sciences/Healthcare	82,114	16.9	79,160	17.0
Consumer Goods	71,833	14.8	71,586	15.4
Technology	69,095	14.3	62,819	13.5
Education/Non-Profit	30,761	6.4	30,579	6.6
General	3,963	0.8	4,304	0.9
Fee Revenue	$484,549	100.0%	$465,568	100.0%

9. Income Taxes

The provision for income tax was an expense of $14.5 million in the three months ended July 31, 2019 compared to a benefit of $16.1 million in the three months ended July 31, 2018. This reflects a 24.9% (provision) and 29.5% (benefit) tax rate for the three months ended July 31, 2019 and 2018, respectively. The Company’s effective tax rate for the three months ended July 31, 2019 was higher than the U.S. federal statutory rate of 21.0% primarily due to U.S. state income taxes and taxable income outside the U.S. that is subject to higher statutory tax rates, partially offset by an excess tax benefit recorded in connection with stock-based awards that vested in the current quarter, which was discrete to the quarter. The excess tax benefit is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeds the expense recorded in the Company’s financial statements over the awards’ vesting period. The Company’s effective tax rate (benefit) for the three months ended July 31, 2018 was higher than the U.S. federal statutory due

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

to the trademark impairment charge and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete to the quarter.

10. Segments

The Company currently operates through three global business segments: Advisory, Executive Search and RPO & Professional Search. Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development and Rewards and Benefits, all underpinned by a comprehensive array of one of the world-leading IP, products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head on—and succeed. Solutions span all aspects of RPO, Professional Search and Project Recruitment. Executive Search is managed by geographic regional leaders and Advisory and RPO & Professional Search worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Advisory and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Note 1—Organization and Summary of Significant Accounting Policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$195,526	$111,722	$46,530	$27,362	$7,585	$193,199	$95,824	$—	$484,549
Total revenue	$199,320	$115,446	$47,312	$27,668	$7,587	$198,013	$98,865	$—	$496,198

Net income attributable to Korn Ferry									$42,951
Net income attributable to noncontrolling interest									699
Other income, net									(1,826)
Interest expense, net									4,057
Income tax provision									14,453
Operating income (loss)	$25,791	$30,322	$7,311	$6,993	$1,010	$45,636	$15,041	$(26,134)	60,334
Depreciation and amortization	8,053	901	456	346	328	2,031	992	1,701	12,777
Other income (loss), net	726	1,140	12	15	57	1,224	74	(198)	1,826
EBITDA and Adjusted EBITDA	$34,570	$32,363	$7,779	$7,354	$1,395	$48,891	$16,107	$(24,631)	$74,937

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

	Three Months Ended July 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$195,375	$112,097	$46,654	$26,295	$7,878	$192,924	$77,269	$—	$465,568
Total revenue	$200,147	$115,757	$47,749	$26,625	$7,903	$198,034	$80,181	$—	$478,362

Net loss attributable to Korn Ferry									$(38,611)
Net income attributable to noncontrolling interest									19
Other income, net									(4,520)
Interest expense, net									4,103
Income tax benefit									(16,110)
Operating income (loss)	$(83,079)	$26,514	$6,969	$6,641	$754	$40,878	$11,645	$(24,563)	(55,119)
Depreciation and amortization	7,431	979	370	370	107	1,826	761	1,713	11,731
Other income (loss), net	570	3,501	340	175	37	4,053	105	(208)	4,520
EBITDA	(75,078)	30,994	7,679	7,186	898	46,757	12,511	(23,058)	(38,868)
Integration/acquisition costs	3,027	—	—	—	—	—	—	80	3,107
Tradename write-offs	106,555	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$34,504	$30,994	$7,679	$7,186	$898	$46,757	$12,511	$(22,978)	$70,794

11. Long-Term Debt

On December 19, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as the pro forma leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $226.9 million on the Revolver and used the proceeds to pay-off its term loan that was outstanding under its prior credit facility as of December 19, 2018. The payoff of the term loan under the prior credit facility and draw down on the Revolver are considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2019 and 2018, the average interest rate on our long-term debt arrangements was 3.69% and  3.24%, respectively.

As of July 31, 2019 and April 30, 2019, $226.9 million was outstanding under the Revolver. The unamortized debt issuance costs associated with the long-term debt were $3.8 million and $4.0 million as of July 31, 2019 and April 30, 2019, respectively. The fair value of the Company’s Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2019, the Company was in compliance with its debt covenants.

The Company had a total of $419.9 million available under the Revolver after the Company drew down $226.9 million and after $3.2 million of standby letters of credit were issued as of July 31, 2019. The Company had a total of $420.2 million

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2019 (continued)

available under the Revolver after the Company drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of April 30, 2019. The Company had a total of $8.9 million and $8.5 million of standby letters with other financial institutions as of July 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

12. Subsequent Event

Quarterly Dividend Declaration

On September 4, 2019, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of October 15, 2019 to holders of the Company’s common stock of record at the close of business on September 27, 2019. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, the expected timing of the consummation of the Plan (as defined below), the impact of the Plan’s rebranding on the Company’s products and services, the costs of the Plan, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, consolidation in industries, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the effects of the Tax Cuts and Jobs Act (the “Tax Act”) and other future changes in tax laws, treaties, or regulations on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the withdrawal of the United Kingdom from the European Union, changes in our accounting estimates and assumptions, alignment of our cost structure, the utilization and billing rates of our consultants, seasonality, expansion of social media platforms, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. We also make available on the Investor Relations portion of our website earnings slides and other important information, which we encourage you to review.

Executive Summary

Korn Ferry (referred to herein as the “Company,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. We currently operate through three global segments: Korn Ferry Advisory (“Advisory”), Executive Search and Korn Ferry RPO and Professional Search (“RPO & Professional Search”). Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of one of the world-leading IP, products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head-on—and succeed. Solutions span all aspects of Recruitment Process Outsourcing (“RPO”), Professional Search and Project Recruitment. We also operate a Corporate segment to record global expenses of the Company.

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

▪

A pillar of our growth strategy is the Products business. In fiscal 2019, product sales comprised 31% of our Advisory revenue. Our subscription services delivered online, help us generate long-term relationships with our clients through large scale and technology-based human resources programs. We continue to seek ways to further scale these highly profitable products to our global clients.

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

Talent Acquisition

From executive search to RPO, we integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions for client organizations.

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

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). This Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s former sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million during the three months ended July 31, 2018.

The Company currently operates through three global segments. See Note 10—Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). In the three months ended July 31, 2018, Adjusted EBITDA excluded $106.6 million of write-off of tradenames related to the Plan.

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

Fee revenue was $484.5 million during the three months ended July 31, 2019, an increase of $18.9 million, or 4%, compared to $465.6 million in the three months ended July 31, 2018. Exchange rates unfavorably impacted fee revenue by $11.3 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. During the three months ended July 31, 2019, we recorded operating income of $60.3 million, an increase of $115.4 million, as compared to operating loss of $55.1 million in the three months ended July 31, 2018, with the Advisory, Executive Search and RPO & Professional Search segments contributing $25.8 million, $45.6 million and $15.0 million, respectively, offset by Corporate expenses of $26.1 million. Net income attributable to Korn Ferry in the three months ended July 31, 2019 was $43.0 million, an increase of $81.6 million as compared to net loss attributable to Korn Ferry of $38.6 million in the year-ago quarter. During the three months ended July 31, 2019, Adjusted EBITDA was $74.9 million, an increase of $4.1 million from Adjusted EBITDA of $70.8 million in the year-ago quarter, with the Advisory, Executive Search and RPO & Professional Search segments contributing $34.6 million, $48.9 million and $16.1 million, respectively, offset by Corporate expenses net of other income of $24.6 million.

Our cash, cash equivalents and marketable securities decreased by $199.8 million to $567.3 million at July 31, 2019, compared to $767.1 million at April 30, 2019. This decrease was mainly due to annual bonuses earned in fiscal 2019 and paid during the first quarter of fiscal 2020, sign-on and retention payments, $10.7 million in payments for the purchase of property and equipment, $12.7 million for stock repurchases in the open market, $8.6 million paid in tax withholding on restricted stock vestings and $6.1 million in dividends paid during the three months ended July 31, 2019. As of July 31, 2019, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $136.3 million and a fair value of $142.7 million. Our vested obligations for which these assets were held in trust totaled $133.7 million as of July 31, 2019 and our unvested obligations totaled $17.3 million.

Our working capital decreased by $22.4 million to $563.5 million as of July 31, 2019, as compared to $585.9 million at April 30, 2019. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next twelve months. We had $419.9 million and $420.2 million available for borrowing under our Revolver at July 31, 2019 and April 30, 2019, respectively. As of July 31, 2019 and April 30, 2019, there was $3.2 million and $2.9 million of standby letters of credit issued, respectively, under our long-term debt arrangements. We had a total of $8.9 million and $8.5 million of standby letters of credits with other financial institutions as of July 31, 2019 and April 30, 2019, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2019	2018
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.4	2.7
Total revenue	102.4	102.7
Compensation and benefits	67.8	69.1
General and administrative expenses	13.6	36.2
Reimbursed expenses	2.4	2.7
Cost of services	3.5	3.9
Depreciation and amortization	2.6	2.5
Operating income (loss)	12.5	(11.8)
Net income (loss)	9.0%	(8.3%)
Net income (loss) attributable to Korn Ferry	8.9%	(8.3%)

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Advisory	$195,526	40.3%	$195,375	42.0%
Executive Search:
North America	111,722	23.1	112,097	24.1
EMEA	46,530	9.6	46,654	10.0
Asia Pacific	27,362	5.6	26,295	5.6
Latin America	7,585	1.6	7,878	1.7
Total Executive Search	193,199	39.9	192,924	41.4
RPO & Professional Search	95,824	19.8	77,269	16.6
Total fee revenue	484,549	100.0%	465,568	100.0%
Reimbursed out-of-pocket engagement expense	11,649		12,794
Total revenue	$496,198		$478,362

	Three Months Ended July 31,
	2019		2018
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Advisory	$25,791	13.2%	$(83,079)	(42.5%)
Executive Search:
North America	30,322	27.1	26,514	23.7
EMEA	7,311	15.7	6,969	14.9
Asia Pacific	6,993	25.6	6,641	25.3
Latin America	1,010	13.3	754	9.6
Total Executive Search	45,636	23.6	40,878	21.2
RPO & Professional Search	15,041	15.7	11,645	15.1
Corporate	(26,134)		(24,563)
Total operating income (loss)	$60,334	12.5%	$(55,119)	(11.8%)

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$195,526	$111,722	$46,530	$27,362	$7,585	$193,199	$95,824	$—	$484,549
Total revenue	$199,320	$115,446	$47,312	$27,668	$7,587	$198,013	$98,865	$—	$496,198

Net income attributable to Korn Ferry									$42,951
Net income attributable to noncontrolling interest									699
Other income, net									(1,826)
Interest expense, net									4,057
Income tax provision									14,453
Operating income (loss)	$25,791	$30,322	$7,311	$6,993	$1,010	$45,636	$15,041	$(26,134)	60,334
Depreciation and amortization	8,053	901	456	346	328	2,031	992	1,701	12,777
Other income (loss), net	726	1,140	12	15	57	1,224	74	(198)	1,826
EBITDA and Adjusted EBITDA	$34,570	$32,363	$7,779	$7,354	$1,395	$48,891	$16,107	$(24,631)	$74,937
EBITDA and Adjusted EBITDA margin	17.7%	29.0%	16.7%	26.9%	18.4%	25.3%	16.8%		15.5%

	Three Months Ended July 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$195,375	$112,097	$46,654	$26,295	$7,878	$192,924	$77,269	$—	$465,568
Total revenue	$200,147	$115,757	$47,749	$26,625	$7,903	$198,034	$80,181	$—	$478,362

Net loss attributable to Korn Ferry									$(38,611)
Net income attributable to noncontrolling interest									19
Other income, net									(4,520)
Interest expense, net									4,103
Income tax benefit									(16,110)
Operating income (loss)	$(83,079)	$26,514	$6,969	$6,641	$754	$40,878	$11,645	$(24,563)	(55,119)
Depreciation and amortization	7,431	979	370	370	107	1,826	761	1,713	11,731
Other income (loss), net	570	3,501	340	175	37	4,053	105	(208)	4,520
EBITDA	(75,078)	30,994	7,679	7,186	898	46,757	12,511	(23,058)	(38,868)
Integration/acquisition costs	3,027	—	—	—	—	—	—	80	3,107
Tradename write-offs	106,555	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$34,504	$30,994	$7,679	$7,186	$898	$46,757	$12,511	$(22,978)	$70,794
Adjusted EBITDA margin	17.7%	27.6%	16.5%	27.3%	11.4%	24.2%	16.2%		15.2%

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Fee Revenue

Fee Revenue. Fee revenue increased by $18.9 million, or 4%, to $484.5 million in the three months ended July 31, 2019 compared to $465.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $11.3 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. The higher fee revenue was attributable to growth in RPO & Professional Search.

Advisory. Advisory reported fee revenue of $195.5 million, an increase of $0.1 million, in the three months ended July 31, 2019 compared to $195.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $5.6 million, or 3%, in the three months ended July 31, 2019 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $193.2 million, an increase of $0.3 million, in the three months ended July 31, 2019 compared to $192.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.7 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. As detailed below, Executive Search fee revenue increased in Asia Pacific offset by lower fee revenue in the all other regions in the three months ended July 31, 2019 as compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from industrial and financial services, partially offset by decreases in the technology, consumer and education/non-profit sectors.

North America reported fee revenue of $111.7 million, a decrease of $0.4 million, in the three months ended July 31, 2019 compared to $112.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million in three months ended July 31, 2019 compared to the year-ago quarter.

Europe, the Middle East, and Africa (“EMEA”) reported fee revenue of $46.5 million, a decrease of $0.2 million, in the three months ended July 31, 2019 compared to $46.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.1 million, or 4%, in the three months ended July 31, 2019 compared to the year-ago quarter. The performance in the United Kingdom and Switzerland were the primary contributors to the decrease in fee revenue, partially offset by increases in the Netherlands and United Arab Emirates in the three months ended July 31, 2019 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $27.4 million, an increase of $1.1 million, or 4%, in the three months ended July 31, 2019 compared to $26.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.9 million, or 3%, in the three months ended July 31, 2019 compared to the year-ago quarter. The increase in fee revenue was due to a 12% increase in the number of engagements billed during the three months ended July 31, 2019 compared to the year-ago quarter, offset by a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency). The performance in Hong Kong, Japan, and Singapore were the primary contributors to the increase in fee revenue, partially offset by a decrease in fee revenue in China in the three months ended July 31, 2019 compared to the year-ago quarter.

Latin America reported fee revenue of $7.6 million, a decrease of $0.3 million, or 4%, in the three months ended July 31, 2019 compared to $7.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.5 million, or 6%, in the three months ended July 31, 2019 compared to the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Colombia and Brazil, offset by higher fee revenue in Chile in the three months ended July 31, 2019 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $95.8 million, an increase of $18.5 million, or 24%, in the three months ended July 31, 2019 compared to $77.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.1 million, or 3% in the three months ended July 31, 2019 compared to the year-ago quarter. Higher fee revenues in RPO & Professional Search of $11.9 million and $6.6 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased by $6.6 million, or 2%, to $328.5 million in the three months ended July 31, 2019 from $321.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $6.9 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an increase in average headcount, partially offset by a decrease in performance-related bonus expense and a decrease in the amounts owed under certain deferred compensation and retirement plans in the three months ended July 31, 2019 compared to the year-ago quarter. Also offsetting the increase in compensation and benefits expense was a decrease of $3.1 million of integration and acquisition costs and higher income generated from a change in our cash surrender value (“CSV”) of the company-owned life insurance (“COLI”) of $1.0 million in the three months ended July 31, 2019 compared to the year-ago quarter.

Advisory compensation and benefits expense decreased by $2.1 million, or 2%, to $123.6 million in the three months ended July 31, 2019 from $125.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.3 million, or 3%, in the three months ended July 31, 2019 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to a lower performance-related bonus expense and a decrease in integration and acquisition costs. The decreases in compensation and benefits expense was partially offset by higher salaries and payroll taxes and vacation expense driven by an increase in headcount by 4%, in the three months ended July 31, 2019 compared to the year-ago quarter. Advisory compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in the three months ended July 31, 2019 from 64% in the year-ago quarter.

Executive Search compensation and benefits expense decreased by $4.0 million, or 3%, to $124.9 million in the three months ended July 31, 2019 compared to $128.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.3 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. The decrease was primarily due to a lower performance-related bonus expense. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended July 31, 2019 from 67% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $13.8 million, or 25%, to $68.7 million in the three months ended July 31, 2019 from $54.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.2 million, or 2%, in the three months ended July 31, 2019 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes resulting from a 31% increase in the average headcount in the three months ended July 31, 2019 compared to the year-ago quarter. The higher average headcount was driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance-related bonus expense. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in the three months ended July 31, 2019 from 71% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $1.1 million, or 9%, to $11.3 million in the three months ended July 31, 2019 from $12.4 million in the year-ago quarter. The decrease was primarily due to the change in the CSV of COLI in the three months ended July 31, 2019 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses was $65.8 million, a decrease of $102.9 million, or 61%, in the three months ended July 31, 2019 compared to $168.7 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $2.2 million, or 1%, in the three months ended July 31, 2019 compared to the year-ago quarter. The decrease in general and administrative expenses was due to the write-off of tradenames of $106.6 million in the year-ago quarter with no such charge in the current quarter. General and administrative expenses, as a percentage of fee revenue, was 14% in the three months ended July 31, 2019 compared to 36% in the year-ago quarter. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in the three months ended July 31, 2018.

Advisory general and administrative expenses was $25.1 million in the three months ended July 31, 2019 compared to $131.0 million in the year-ago quarter. The decrease of $105.9 million was mainly due to the write-off of tradenames of $106.6 million in the year-ago quarter with no such charge in the current quarter. Advisory general and administrative expenses, as a percentage of fee revenue, decreased to 13% in the three months ended July 31, 2019 from 67% in the year-ago quarter. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 12% in the three months ended July 31, 2018.

Executive Search general and administrative expenses was $19.9 million, a decrease of $0.6 million, or 3%, in the three months ended July 31, 2019 compared to $20.5 million in the year-ago quarter. The decrease was primarily due to lower legal and other professional fees during the three months ended July 31, 2019 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended July 31, 2019 from 11% in the year-ago quarter.

RPO & Professional Search general and administrative expenses was $7.7 million in the three months ended July 31, 2019 compared to $6.8 million in the year-ago quarter. The increase was primarily due to an increase in premise and office expense. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended July 31, 2019 from 9% in the year-ago quarter.

Corporate general and administrative expenses increased $2.6 million, or 25%, to $13.1 million in the three months ended July 31, 2019 compared to $10.5 million in the year-ago quarter. The increase was primarily due to increases in both marketing and business development expenses and legal and other professional expenses during the three months ended July 31, 2019 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense was $17.1 million in the three months ended July 31, 2019 compared to $18.3 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% for both the three months ended July 31, 2019 and 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.8 million, an increase of $1.1 million, or 9%, in the three months ended July 31, 2019 compared to $11.7 million in the year-ago quarter.  The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Operating Income (Loss)

Operating income increased by $115.4 million, or 209%, to $60.3 million in the three months ended July 31, 2019 compared to an operating loss of $55.1 million in the year-ago quarter. The increase in operating income was primarily driven by the write-off of tradenames of $106.6 million in the year-ago quarter and higher fee revenue of $18.9 million, offset by increases in compensation and benefits expense, marketing and business development expense and premise and office expense.

Advisory operating income was $25.8 million in the three months ended July 31, 2019, an increase of $108.9 million, or 131%, as compared to an operating loss of $83.1 million in the year-ago quarter. The change in operating income was primarily due to the tradename write-off of $106.6 million in the prior-year quarter and a decrease in compensation and benefits expense. Advisory operating income, as a percentage of fee revenue, was 13% compared to operating loss, as a percentage of fee revenue, of 43% in the year-ago quarter. Excluding the tradename write-offs, operating income as a percentage of fee revenue, was 12% in the three months ended July 31, 2018.

Executive Search operating income increased $4.7 million, or 11%, to $45.6 million in the three months ended July 31, 2019 as compared to $40.9 million in the year-ago quarter. The increase in Executive Search operating income was mainly driven by lower compensation and benefits expense. Executive Search operating income, as a percentage of fee revenue, was 24% and 21% in the three months ended July 31, 2019 and 2018, respectively.

RPO & Professional Search operating income was $15.0 million, an increase of $3.4 million, or 29%, in the three months ended July 31, 2019 as compared to $11.6 million in the year-ago quarter. The increase in operating income was mainly driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search operating income, as a percentage of fee revenue, was 16% compared to 15% in the year-ago quarter.

Net Income (Loss) Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $81.6 million to $43.0 million in the three months ended July 31, 2019 as compared to a net loss of $38.6 million in the year-ago quarter. The increase was primarily due to lower general and administrative expenses of $102.9 million and a higher total revenue of $17.8 million, offset by an income tax provision of $14.5 million compared to a benefit of $16.1 million, and an increase in compensation and benefits expense of $6.6 million during the three months ended July 31, 2019 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in the three months ended July 31, 2019 as compared to net loss attributable to Korn Ferry, as a percentage of fee revenue, of 8% in the three months ended July 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased by $4.1 million to $74.9 million in the three months ended July 31, 2019 as compared to $70.8 million in the year-ago quarter. This increase was driven by higher fee revenue and a decrease in cost of services, offset by increases in compensation and benefits expense (excluding integration costs), general and administrative expense (excluding write-off of trade names), and a decrease in other income, net due to lower gains generated from the change in the fair value of our marketable securities during the three months ended July 31, 2019 compared to the year-ago quarter. Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended July 31, 2019 and 2018.

Advisory Adjusted EBITDA was $34.6 million in the three months ended July 31, 2019, an increase of $0.1 million, as compared to $34.5 million in the year-ago quarter. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended July 31, 2019 and 2018.

Executive Search Adjusted EBITDA increased $2.1 million, or 4%, to $48.9 million in the three months ended July 31, 2019 as compared to $46.8 million in the year-ago quarter. The increase was driven by decreases in compensation and benefits expense and general and administrative expenses, offset by a decrease in other income, net, during the three months ended July 31, 2019 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the three months ended July 31, 2019 as compared to 24% in the three months ended July 31, 2018.

RPO & Professional Search Adjusted EBITDA was $16.1 million in the three months ended July 31, 2019, an increase of $3.6 million, or 29%, as compared to $12.5 million in the year-ago quarter. The increase was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses during the three months ended July 31, 2019 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% in the three months ended July 31, 2019 compared to 16% in the year-ago quarter.

Other Income, Net

Other income, net was $1.8 million in the three months ended July 31, 2019 compared to $4.5 million in the year-ago quarter. The decrease was primarily due to smaller gains in the fair value of our marketable securities during the three months ended July 31, 2019 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our credit agreement and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.1 million in both the three months ended July 31, 2019 and 2018.

Income Tax Provision (Benefit)

The provision for income tax was $14.5 million in the three months ended July 31, 2019 compared to a benefit of $16.1 million in the year-ago quarter. This reflects a 24.9% (provision) and a 29.5% (benefit) effective tax rate for the three months ended July 31, 2019 and 2018, respectively. The Company’s effective tax rate was 24.9% (provision) for the three months ended July 31, 2019 compared to the U.S. federal statutory rate of 21.0%. This difference is primarily due to U.S. state income taxes and taxable income outside the U.S. that is subject to higher statutory tax rates, partially offset by an excess tax benefit recorded in connection with stock-based awards that vested in the current quarter, which was recorded discrete to the current quarter. The Company’s effective tax rate was 29.5% (benefit) for the three months ended July 31, 2018 compared to the U.S. federal statutory rate of 21.0%. This difference is primarily due to the trademark write-offs and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete to the three months ended July 31, 2018.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2019 was $0.7 million as compared to a minimal amount for the three months ended July 31, 2018.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended April 30, 2019. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below).

On December 19, 2018, we entered into a senior secured $650.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 11—Long-Term Debt for a description of the Credit Agreement. We drew down $226.9 million on the Revolver (defined below) and used the proceeds to pay-off the term loan under our prior credit facility that was outstanding as of December 19, 2018. We have $419.9 million available under the Revolver after we drew down $226.9 million and after $3.2 million of standby letters of credit were issued as of July 31, 2019. We had $3.2 million and $2.9 million in standby letters of credit issued under our long-term debt arrangements as of July 31, 2019 and April 30, 2019, respectively. We had a total of $8.9 million and $8.5 million of standby letters of credits with other financial institutions as of July 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The Board of Directors has adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which brings our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $12.7 million of the Company’s stock during the three months ended July 31, 2019, leaving $238.0 million remaining under our share repurchase program. No shares were repurchased by the Company during the three months ended July 31, 2018. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma net leverage ratio, defined as, the ratio of consolidated funded indebtedness minus up to $50 million of unrestricted cash and cash equivalents of the Company and domestic subsidiaries to consolidated Adjusted EBITDA, is no greater than 3.25 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt, share repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $567.3 million and $767.1 million as of July 31, 2019 and April 30, 2019, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $362.6 million and $382.1 million at July 31, 2019 and April 30, 2019, respectively. As of July 31, 2019 and April 30, 2019, we held $272.2 million and $267.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2020 and 2019 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of July 31, 2019 and April 30, 2019, marketable securities of $142.7 million (net of gross unrealized gains of $7.2 million and gross unrealized losses of $0.8 million) and $140.8 million (net of gross unrealized gains of $6.3 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $134.1 million and $132.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $133.7 million and $122.3 million as of July 31, 2019 and April 30, 2019, respectively. Unvested obligations under the deferred compensation plans totaled $17.3 million and $24.6 million as of July 31, 2019 and April 30, 2019, respectively.

The net decrease in our working capital of $22.4 million as of July 31, 2019 compared to April 30, 2019 is primarily attributable to a decrease in cash and cash equivalents and an increase in operating lease liability, current as a result the implementation of the new lease accounting standard, offset by a decrease in compensation and benefits payable and an increase in accounts receivable. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to the payment of annual bonuses earned in fiscal 2019 and paid during the first quarter of fiscal 2020. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 61 days to 69 days (which is consistent with historical experience) from April 30, 2019 to July 31, 2019. Cash used by operating activities was $161.9 million in the three months ended July 31, 2019, an increase of $44.4 million, compared to $117.5 million in the three months ended July 31, 2018.

Cash used in investing activities was $9.2 million in the three months ended July 31, 2019 compared to $6.6 million in the year-ago quarter. An increase in cash used in investing activities was primarily due to a decrease of proceeds from sales/maturities of marketable securities, offset by lower cash used for the purchases of property and equipment and an increase in proceeds received from life insurance proceeds during the three months ended July 31, 2019 compared to the year-ago quarter.

Cash used in financing activities was $24.9 million in the three months ended July 31, 2019 compared to $20.6 million in the three months ended July 31, 2018. The increase in cash used in financing activities was primarily due to the repurchase of common stock of $12.7 million in the three months ended July 31, 2019 compared to no repurchase in the year-ago quarter, offset by a decrease in cash used to make principal payments on term loan of $5.2 million and lower cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $4.5 million in the three months ended July 31, 2019 compared to the year-ago quarter.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2019 and April 30, 2019, we held contracts with gross CSV of $219.1 million and $219.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $92.3 million and $93.2 million as of July 31, 2019 and April 30, 2019, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2019 and April 30, 2019, the net cash value of these policies was $126.8 million and $126.0 million, respectively.

Long-Term Debt

On December 19, 2018, we entered into the Credit Agreement to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. Our Credit Agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma net leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $226.9 million on the Revolver and used the proceeds to pay-off the term loan that was outstanding as of December 19, 2018. The pay-off of term loan outstanding under our prior credit facility and draw-down on the Revolver is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2019 and 2018, the average interest rate on our long-term debt arrangements was 3.69% and 3.24%, respectively.

As of July 31, 2019 and April 30, 2019, $226.9 million was outstanding under the Revolver. The unamortized debt issuance costs associated with the long-term debt were $3.8 million and $4.0 million as of July 31, 2019 and April 30, 2019, respectively. The fair value of our Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2019, we were in compliance with our debt covenants.

We had a total of $419.9 million available under the Revolver after we drew down $226.9 million and after $3.2 million of standby letters of credit were issued as of July 31, 2019. We had a total of $420.2 million available under the Revolver after we drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of April 30, 2019. We had a total of $8.9 million and $8.5 million of standby letters of credits with other financial institutions as of July 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest rates. We manage our exposure to these risks in the normal course of our business as described below.

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period, and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss, net on our consolidated balance sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2019 and 2018, we recorded foreign currency losses of $0.7 million and $0.9 million, respectively, in general and administrative expenses in the consolidated statements of operations.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Swiss Franc, Canadian Dollar, Singapore Dollar, Brazilian Real and Indonesian Rupiah. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2019, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $10.4 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of July 31, 2019, there was $226.9 million outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. A 100-basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million for the three months ended July 31, 2019 and July 31, 2018. During the three months ended July 31, 2019 and July 31, 2018, the average interest rate on the previous term loan was 3.69% and 3.24%, respectively.

To mitigate this interest rate risk, we entered into an interest rate swap contract in March 2017 with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. As of July 31, 2019, the notional amount was $103.1 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on a portion of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $92.3 million and $93.2 million of borrowings against the CSV of COLI contracts as of July 31, 2019 and April 30, 2019, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2019, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2019:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2019 — May 31, 2019	891	$46.34	—	$250.7 million
June 1, 2019— June 30, 2019	720	$45.73	—	$250.7 million
July 1, 2019— July 31, 2019	544,143	$39.06	324,100	$238.0 million
Total	545,754	$39.08	324,100

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $12.7 million of the Company’s common stock under the program during the first quarter of fiscal 2020.

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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company, effective January 1, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.3*	Restated Certificate of Incorporation of the Company, effective January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, has been formatted in Inline XBRL.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: September 6, 2019