Form 10-Q
period 2019-10-31
KORN FERRY
filed 2019-12-06
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of shares outstanding of our common stock as of December 2, 2019 was 55,230,531 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$464,423	$626,360
Marketable securities	6,508	8,288
Receivables due from clients, net of allowance for doubtful accounts of $23,165 and $21,582 at October 31, 2019 and April 30, 2019, respectively	458,263	404,857
Income taxes and other receivables	40,506	26,767
Unearned compensation	48,195	42,003
Prepaid expenses and other assets	31,603	28,535
Total current assets	1,049,498	1,136,810

Marketable securities, non-current	138,055	132,463
Property and equipment, net	140,685	131,505
Operating lease right-of-use assets, net	214,421	—
Cash surrender value of company-owned life insurance policies, net of loans	128,626	126,000
Deferred income taxes	36,779	43,220
Goodwill	578,307	578,298
Intangible assets, net	76,288	82,948
Unearned compensation, non-current	101,308	80,924
Investments and other assets	22,314	22,684
Total assets	$2,486,281	$2,334,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$30,599	$39,156
Income taxes payable	15,018	21,145
Compensation and benefits payable	198,284	328,610
Operating lease liability, current	48,493	—
Other accrued liabilities	158,071	162,047
Total current liabilities	450,465	550,958

Deferred compensation and other retirement plans	274,241	257,635
Operating lease liability, non-current	200,266	—
Long-term debt	273,310	222,878
Deferred tax liabilities	1,064	1,103
Other liabilities	28,444	58,891
Total liabilities	1,227,790	1,091,465

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 73,120 and 72,442 shares issued and 55,315 and 56,431 shares outstanding at October 31, 2019 and April 30, 2019, respectively	601,686	656,463
Retained earnings	734,891	660,845
Accumulated other comprehensive loss, net	(80,646)	(76,652)
Total Korn Ferry stockholders' equity	1,255,931	1,240,656
Noncontrolling interest	2,560	2,731
Total stockholders' equity	1,258,491	1,243,387
Total liabilities and stockholders' equity	$2,486,281	$2,334,852

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Fee revenue	$492,389	$495,205	$976,938	$960,773
Reimbursed out-of-pocket engagement expenses	11,788	11,588	23,437	24,382
Total revenue	504,177	506,793	1,000,375	985,155

Compensation and benefits	337,382	335,835	665,878	657,740
General and administrative expenses	62,009	57,738	127,816	226,462
Reimbursed expenses	11,788	11,588	23,437	24,382
Cost of services	18,414	19,627	35,549	37,954
Depreciation and amortization	12,715	11,018	25,492	22,749
Total operating expenses	442,308	435,806	878,172	969,287

Operating income	61,869	70,987	122,203	15,868
Other income (loss), net	1,133	(4,500)	2,959	20
Interest expense, net	(4,210)	(4,337)	(8,267)	(8,440)
Income before provision (benefit) for income taxes	58,792	62,150	116,895	7,448
Income tax provision (benefit)	15,760	14,833	30,213	(1,277)
Net income	43,032	47,317	86,682	8,725
Net income attributable to noncontrolling interest	(228)	(1,283)	(927)	(1,302)
Net income attributable to Korn Ferry	$42,804	$46,034	$85,755	$7,423

Earnings per common share attributable to Korn Ferry:
Basic	$0.78	$0.82	$1.54	$0.13
Diluted	$0.77	$0.81	$1.54	$0.13

Weighted-average common shares outstanding:
Basic	54,568	55,461	54,917	55,420
Diluted	54,716	56,239	55,170	56,306

Cash dividends declared per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$43,032	$47,317	$86,682	$8,725

Other comprehensive income (loss):
Foreign currency translation adjustments	1,213	(12,778)	(4,085)	(27,334)
Deferred compensation and pension plan adjustments, net of tax	495	273	990	546
Net unrealized (loss) gain on interest rate swap, net of tax	(356)	145	(951)	278
Comprehensive income (loss)	44,384	34,957	82,636	(17,785)
Less: comprehensive income attributable to noncontrolling interest	(112)	(1,016)	(875)	(1,041)
Comprehensive income (loss) attributable to Korn Ferry	$44,272	$33,941	$81,761	$(18,826)

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	645,299	697,715	(82,114)	1,260,900	3,494	1,264,394
Net income	—	—	42,804	—	42,804	228	43,032
Other comprehensive income (loss)	—	—	—	1,468	1,468	(116)	1,352
Dividends paid to shareholders	—	—	(5,628)	—	(5,628)	—	(5,628)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,046)	(1,046)
Purchase of stock	(1,313)	(49,325)	—	—	(49,325)	—	(49,325)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	5,712	—	—	5,712	—	5,712
Balance as of October 31, 2019	55,315	$601,686	$734,891	$(80,646)	$1,255,931	$2,560	$1,258,491

				Accumulated	Total
				Other	Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,054)	—	—	(13,054)	—	(13,054)
Issuance of stock	621	4,803	—	—	4,803	—	4,803
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	681,060	537,015	(56,488)	1,161,587	3,033	1,164,620
Net income	—	—	46,034	—	46,034	1,283	47,317
Other comprehensive loss	—	—	—	(12,093)	(12,093)	(267)	(12,360)
Dividends paid to shareholders	—	—	(5,716)	—	(5,716)	—	(5,716)
Dividends paid to noncontrolling interest	—	—	—	—	—	(690)	(690)
Purchase of stock	(459)	(22,875)	—	—	(22,875)	—	(22,875)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	6,301	—	—	6,301	—	6,301
Balance as of October 31, 2018	56,511	$664,486	$577,333	$(68,581)	$1,173,238	$3,359	$1,176,597

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$86,682	$8,725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,492	22,749
Stock-based compensation expense	11,520	12,369
Tradename write-offs	—	106,555
Provision for doubtful accounts	7,150	7,471
Gain on cash surrender value of life insurance policies	(4,209)	(3,003)
(Gain) loss on marketable securities	(3,121)	836
Deferred income taxes	6,402	(19,838)
Change in other assets and liabilities:
Deferred compensation	14,817	(1,646)
Receivables due from clients	(60,556)	(52,536)
Income taxes and other receivables	(13,468)	345
Prepaid expenses and other assets	(8,140)	(5,326)
Unearned compensation	(26,576)	(21,103)
Income taxes payable	(6,139)	(5,898)
Accounts payable and accrued liabilities	(133,444)	(76,544)
Other	(508)	(5,345)
Net cash used in operating activities	(104,098)	(32,189)
Cash flows from investing activities:
Purchase of property and equipment	(23,817)	(24,565)
Purchase of marketable securities	(3,826)	(8,539)
Proceeds from sales/maturities of marketable securities	3,016	8,923
Premium on company-owned life insurance policies	(355)	(33,752)
Proceeds from life insurance policies	1,999	4,517
Dividends received from unconsolidated subsidiaries	166	—
Net cash used in investing activities	(22,817)	(53,416)
Cash flows from financing activities:
Proceeds from long term debt	50,000	—
Repurchases of common stock	(61,929)	(22,745)
Payments of tax withholdings on restricted stock	(8,725)	(13,184)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,313	4,105
Payments on life insurance policy loans	(943)	(2,567)
Principal payments on finance leases	(927)	—
Dividends paid to shareholders	(11,709)	(11,743)
Dividends - noncontrolling interest	(1,046)	(690)
Borrowings under life insurance policies	—	31,870
Principal payments on term loan	—	(12,031)
Payment of contingent consideration from acquisitions	(455)	(455)
Net cash used in financing activities	(31,421)	(27,440)
Effect of exchange rate changes on cash and cash equivalents	(3,601)	(20,124)
Net decrease in cash and cash equivalents	(161,937)	(133,169)
Cash and cash equivalents at beginning of period	626,360	520,848
Cash and cash equivalents at end of the period	$464,423	$387,679

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn Ferry, a Delaware corporation (the “Company”), and its subsidiaries currently operate through three global segments: Korn Ferry Advisory (“Advisory”), Executive Search and Korn Ferry RPO and Professional Search (“RPO & Professional Search”). Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of some of the world’s leading intellectual property (“IP”), products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head-on—and succeed. Solutions span all aspects of Recruitment Process Outsourcing (“RPO”), Professional Search and Project Recruitment.

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

Revenue Recognition

Substantially all fee revenue is derived from talent and organizational advisory services and the digital sales, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, either stand-alone or as part of a solution.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

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

Digital revenue is generated from a range of online tools designed to support human resource processes for pay, talent and engagement, and assessments, as well as licenses to proprietary IP and tangible/digital products. IP subscriptions grant access to proprietary compensation and job evaluation databases. IP subscriptions are considered symbolic IP due to the dynamic nature of the content and, as a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Online assessments are delivered in the form of online questionnaires. A bundle of assessments represents one performance obligation, and revenue is recognized as assessment services are delivered and the Company has a legally enforceable right to payment. Tangible/digital products sold by the Company mainly consist of books and digital files covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes digital revenue when sold or shipped, as is the case for books.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2019 and April 30, 2019, the Company’s investments in cash equivalents consisted of money market funds for which market prices are readily available.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

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

As of October 31, 2019 and April 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices, and the fair values of foreign currency forward contracts and the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2019, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of October 31, 2019 and April 30, 2019 that required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicated that the fair value of the asset may be less than its carrying amount. As of October 31, 2019 and April 30, 2019, there were no indicators of impairment with respect to the Company’s intangible assets.

On June 12, 2018, the Company’s Board of Directors voted to approve a plan to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset write-off of $106.6 million during the six months ended October 31, 2018, recorded in general and administrative expenses.

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

Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Advisory and RPO & Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business,

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

and Company performance, including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance-related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $117.4 million and $142.9 million during the six months ended October 31, 2019 and 2018, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2019 and 2018, the performance related bonus expense was $64.4 million and $81.9 million, respectively.

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

The adoption of this standard had a material impact on the consolidated balance sheet as of October 31, 2019 due to the recognition of ROU assets and operating lease liabilities, but an immaterial impact on the Company’s consolidated statements of income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. Upon adoption we recognized total ROU assets of $236.1 million with a corresponding liability of $272.3 million. The ROU asset balance was adjusted by the reclassification of pre-existing prepaid expenses and other assets and deferred rent balances of $5.1 million and $41.3 million, respectively.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

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

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the adoption timeline and doesn’t anticipate the guidance to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removes and modifies disclosures that are currently required and adds additional disclosures that are deemed relevant. The amendments of this standard are effective for fiscal years beginning after December 15, 2019. The Company will adopt this guidance in its fiscal year beginning May 1, 2020. The Company is currently evaluating the impact of adopting this guidance and doesn’t anticipate the guidance to have a material impact on the consolidated financial statements.

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

During the three and six months ended October 31, 2019, restricted stock awards of 0.7 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2018, restricted stock awards of 0.6 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$42,804	$46,034	$85,755	$7,423
Less: distributed and undistributed earnings to nonvested restricted stockholders	466	485	910	118
Basic net earnings attributable to common stockholders	42,338	45,549	84,845	7,305
Add: undistributed earnings to nonvested restricted stockholders	406	425	792	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	405	419	788	—
Diluted net earnings attributable to common stockholders	$42,339	$45,555	$84,849	$7,305

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	54,568	55,461	54,917	55,420
Effect of dilutive securities:
Restricted stock	138	767	228	871
ESPP	10	11	25	14
Stock Options	—	—	—	1
Diluted weighted-average number of common shares outstanding	54,716	56,239	55,170	56,306

Net earnings per common share:
Basic earnings per share	$0.78	$0.82	$1.54	$0.13
Diluted earnings per share	$0.77	$0.81	$1.54	$0.13

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

The components of accumulated other comprehensive income (loss) were as follows:

	October 31, 2019	April 30, 2019
	(in thousands)
Foreign currency translation adjustments	$(64,303)	$(60,270)
Deferred compensation and pension plan adjustments, net of tax	(15,848)	(16,838)
Interest rate swap unrealized (loss) gain, net of tax	(495)	456
Accumulated other comprehensive loss, net	$(80,646)	$(76,652)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2019	$(65,632)	$(16,343)	$(139)	$(82,114)
Unrealized gains (losses) arising during the period	1,329	—	(315)	1,014
Reclassification of realized net losses (gains) to net income	—	495	(41)	454
Balance as of October 31, 2019	$(64,303)	$(15,848)	$(495)	$(80,646)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2019:

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$456	$(76,652)
Unrealized losses arising during the period	(4,033)	—	(806)	(4,839)
Reclassification of realized net losses (gains) to net income	—	990	(145)	845
Balance as of October 31, 2019	$(64,303)	$(15,848)	$(495)	$(80,646)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.3 million for the three and six months ended October 31, 2019, respectively.

(2)    The tax effect on unrealized losses was $0.1 million and $0.3 million for the three and six months ended October 31, 2019, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended October 31, 2018:

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

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the six months ended October 31, 2018:

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

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Restricted stock	$5,712	$6,301	$10,803	$11,670
ESPP	346	354	717	699
Total stock-based compensation expense	$6,058	$6,655	$11,520	$12,369

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

Stock Incentive Plan

At the Company’s 2019 Annual Meeting of Stockholders, held on October 3, 2019, the Company’s stockholders approved an amendment and restatement to the Korn Ferry Amended and Restated 2008 Stock Incentive Plan (the 2019 amendment and restatement being the “Fourth A&R 2008 Plan”), which, among other things, eliminated the fungible share counting provision and decreased the total number of shares of the Company’s common stock available for stock-based awards by 2,141,807 shares, leaving 3,600,000 shares available for issuance, subject to certain changes in the Company’s capital structure and other extraordinary events.  The Fourth A&R 2008 Plan was also amended to generally require a minimum one-year vesting for all future awards, and provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which are market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof.

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

Restricted stock activity during the six months ended October 31, 2019 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2019	1,460	$38.42
Granted	586	$38.31
Vested	(615)	$25.06
Forfeited/expired	(21)	$20.86
Non-vested, October 31, 2019	1,410	$44.47

As of October 31, 2019, there were 0.5 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $15.4 million.

As of October 31, 2019, there was $46.4 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended October 31, 2019, 3,582 shares and 225,236 shares of restricted stock totaling $0.1 million and $8.7 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and six months ended October 31, 2018, 2,708 shares and 202,503 shares of restricted stock totaling $0.1 million and $13.2 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2019 and 2018, no shares were purchased under the ESPP. During the six months ended October 31, 2019 and 2018, employees purchased 126,604 shares at $34.06 per share and 75,106 shares at $52.64 per share, respectively. As of October 31, 2019, the ESPP had approximately 0.8 million shares remaining available for future issuance.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

Common Stock

During the three and six months ended October 31, 2019, the Company repurchased (on the open market or through privately negotiated transactions) 1,309,092 shares and 1,633,192 shares of the Company’s common stock for $49.2 million and $61.9 million, respectively. During the three and six months ended October 31, 2018, the Company repurchased (on the open market or through privately negotiated transactions) 456,274 shares for $22.7 million.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2019 and April 30, 2019:

	October 31, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$459,313	$—	$—	$459,313	$459,313	$—	$—	$—	$—
Money market funds	5,110	—	—	5,110	5,110	—	—	—	—
Mutual funds (1)	137,601	7,560	(598)	144,563	—	6,508	138,055	—	—
Total	$602,024	$7,560	$(598)	$608,986	$464,423	$6,508	$138,055	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,301	$(548)	$753	$—	$—	$—	$753	$—
Interest rate swap	$—	$—	$(666)	$(666)	$—	$—	$—	$—	$(666)

	April 30, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$579,998	$—	$—	$579,998	$579,998	$—	$—	$—
Money market funds	46,362	—	—	46,362	46,362	—	—	—
Mutual funds (1)	135,439	6,301	(989)	140,751	—	8,288	132,463	—
Total	$761,799	$6,301	$(989)	$767,111	$626,360	$8,288	$132,463	$—

Level 2:
Foreign currency forward contracts	$—	$821	$(722)	$99	$—	$—	$—	$99
Interest rate swap	$—	$619	$—	$619	$—	$—	$—	$619

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $131.5 million and $122.3 million as of October 31, 2019 and April 30, 2019, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $23.2 million and $24.6 million as of October 31, 2019 and April 30, 2019, respectively. During the three and six months ended October 31, 2019, the fair value of the investments increased; therefore, the Company recognized a gain of $1.2 million and $3.1 million, respectively, which was recorded in other income (loss), net. During the three and six months ended October 31, 2018, the fair value of the investments decreased; therefore, the Company recognized a loss of $4.8 million and $0.8 million, respectively, which was recorded in other income (loss), net.

Investments in marketable securities are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP, and the Company invests in marketable securities to mirror these elections. As of October 31, 2019 and April 30, 2019, the Company’s investments in marketable securities consisted of mutual funds for which market prices are readily available.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. As of October 31, 2019, the notional amount was $99.7 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on a portion of the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument was as follows:

	October 31, 2019	April 30, 2019
	(in thousands)
Derivative asset:
Interest rate swap contract	$—	$619
Derivative liability:
Interest rate swap contract	$666	$—

During the three and six months ended October 31, 2019 and 2018, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
(Losses) gains recognized in other comprehensive income (net of tax effects of $(111), $67, $(283) and $120, respectively)	$(315)	$193	$(806)	$342
Gains reclassified from accumulated other comprehensive income into interest expense, net	$55	$64	$196	$86

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.4 million of derivative losses included in accumulated other comprehensive income (loss) as of October 31, 2019 will be reclassified into interest expense, net within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2019	April 30, 2019
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,301	$821
Derivative liabilities:
Foreign currency forward contracts	$548	$722

As of October 31, 2019, the total notional amounts of the forward contracts purchased and sold were $55.1 million and $47.9 million, respectively. As of April 30, 2019, the total notional amounts of the forward contracts purchased and sold were $51.4 million and $40.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and six months ended October 31, 2019, the Company incurred gains of $2.1 million and $0.5 million, respectively, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and six months ended October 31, 2018, the Company incurred losses of $0.2 million and $0.1 million, respectively, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

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

The components of lease expense were as follows:

	Three Months Ended October 31, 2019	Six Months Ended October 31, 2019
	(in thousands)
Finance lease cost
Amortization of ROU assets	$473	$943
Interest on lease liabilities	39	79
	512	1,022
Operating lease cost	14,166	28,393
Short-term lease cost	277	556
Variable lease cost	3,183	6,076
Sublease income	(53)	(107)
Total lease cost	$18,085	$35,940

Supplemental cash flow information related to leases was as follows:

Six Months Ended October 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,351
Financing cash flows from finance leases	$927

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,054
Finance leases	$732

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

Supplemental balance sheet information related to leases was as follows:

October 31, 2019
(in thousands)
Finance Leases:

Property and equipment, at cost	$4,586
Accumulated depreciation	(930)
Property and equipment, net	$3,656

Other accrued liabilities	$1,597
Other liabilities	2,107
Total finance lease liabilities	$3,704

Weighted average remaining lease terms:
Operating leases	6.0 years
Finance leases	2.7 years

Weighted average discount rate:
Operating leases	4.9%
Finance leases	4.2%

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2020 (excluding the six months ended October 31, 2019)	$30,609	$930
2021	55,843	1,466
2022	48,661	1,003
2023	41,648	365
2024	35,904	132
Thereafter	75,748	18
Total lease payments	288,413	3,914
Less: imputed interest	39,654	210
Total	$248,759	$3,704

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Service cost	$6,474	$4,532	$11,930	$8,178
Interest cost	1,422	1,330	2,815	2,626
Amortization of actuarial loss	745	446	1,490	892
Expected return on plan assets (1)	(363)	(392)	(726)	(784)
Net periodic service credit amortization	(77)	(77)	(154)	(154)
Net periodic benefit costs (2)	$8,201	$5,839	$15,355	$10,758

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.25% for October 31, 2019 and 2018, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $220.9 million and $219.2 million as of October 31, 2019 and April 30, 2019, respectively, was offset by outstanding policy loans of $92.3 million and $93.2 million in the accompanying consolidated balance sheets as of October 31, 2019 and April 30, 2019, respectively. The CSV value of the underlying COLI investments increased by $1.9 million and $4.2 million during the three and six months ended October 31, 2019, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $1.7 million and $3.0 million during the three and six months ended October 31, 2018, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2019, deferred compensation liability increased; therefore, the Company recognized compensation expense of $1.3 million and $3.5 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $1.2 million and $3.1 million during the three and six months ended October 31, 2019, respectively, recorded in other income (loss), net on the consolidated statements of income. During the three and six months ended October 31, 2018, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $4.3 million and $0.2 million, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $4.8 million and $0.8 million during the three and six months ended October 31, 2018, respectively, recorded in other income (loss), net on the consolidated statements of income (see Note 5—Financial Instruments).

8. Fee Revenue

Substantially all fee revenue is derived from talent and organizational advisory services and digital sales, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, standalone or as part of a solution.

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

The following table outlines our contract asset and liability balances as of October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019
	(in thousands)
Contract assets (unbilled receivables)	$78,391	$60,595
Contract liabilities (deferred revenue)	$115,630	$112,999

During the six months ended October 31, 2019, we recognized revenue of $69.0 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of October 31, 2019, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $608.3 million. Of the $608.3 million of remaining performance obligations, the Company expects to recognize approximately $203.4 million as fee revenue in fiscal 2020, $209.1 million in fiscal 2021, $117.4 million in fiscal 2022 and the remaining $78.4 million in fiscal 2023 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$139,010	28.2%	$143,969	29.1%
Financial Services	85,457	17.4	93,015	18.8
Life Sciences/Healthcare	88,807	18.0	83,611	16.9
Consumer Goods	75,227	15.3	79,076	15.9
Technology	70,355	14.3	60,148	12.1
Education/Non-Profit	29,702	6.0	31,061	6.3
General	3,831	0.8	4,325	0.9
Fee Revenue	$492,389	100.0%	$495,205	100.0%

	Six Months Ended October 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$278,917	28.5%	$279,699	29.1%
Financial Services	172,333	17.6	174,405	18.2
Life Sciences/Healthcare	170,921	17.5	162,771	16.9
Consumer Goods	147,060	15.1	150,662	15.7
Technology	139,450	14.3	122,967	12.8
Education/Non-Profit	60,463	6.2	61,640	6.4
General	7,794	0.8	8,629	0.9
Fee Revenue	$976,938	100.0%	$960,773	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

9. Income Taxes

The provision for income tax was $15.8 million and $30.2 million in the three and six months ended October 31, 2019, respectively, with an effective tax rate of 26.8% and 25.8%, respectively. In both periods, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory tax rates.

10. Segments

The Company currently operates through three global business segments: Advisory, Executive Search and RPO & Professional Search. Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development and Rewards and Benefits, all underpinned by a comprehensive array of some of the world’s leading IP, products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head on—and succeed. Solutions span all aspects of RPO, Professional Search and Project Recruitment. Executive Search is managed by geographic regional leaders and Advisory and RPO & Professional Search worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Advisory and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$209,760	$113,818	$39,821	$25,944	$8,272	$187,855	$94,774	$—	$492,389
Total revenue	$213,922	$117,077	$40,441	$26,168	$8,273	$191,959	$98,296	$—	$504,177

Net income attributable to Korn Ferry									$42,804
Net income attributable to noncontrolling interest									228
Other income, net									(1,133)
Interest expense, net									4,210
Income tax provision									15,760
Operating income (loss)	$28,391	$28,124	$6,511	$5,803	$791	$41,229	$15,094	$(22,845)	61,869
Depreciation and amortization	8,042	869	450	329	315	1,963	990	1,720	12,715
Other income (loss), net	520	637	107	72	30	846	54	(287)	1,133
EBITDA	36,953	29,630	7,068	6,204	1,136	44,038	16,138	(21,412)	75,717
Integration/acquisition costs	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$36,953	$29,630	$7,068	$6,204	$1,136	$44,038	$16,138	$(18,797)	$78,332

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

	Three Months Ended October 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$217,089	$115,863	$44,928	$27,936	$8,907	$197,634	$80,482	$—	$495,205
Total revenue	$221,419	$119,322	$45,636	$28,146	$8,912	$202,016	$83,358	$—	$506,793

Net income attributable to Korn Ferry									$46,034
Net income attributable to noncontrolling interest									1,283
Other loss, net									4,500
Interest expense, net									4,337
Income tax provision									14,833
Operating income (loss)	$29,426	$35,328	$7,319	$6,767	$2,053	$51,467	$12,516	$(22,422)	70,987
Depreciation and amortization	6,964	968	95	375	101	1,539	761	1,754	11,018
Other income (loss), net	265	(3,981)	22	77	93	(3,789)	(79)	(897)	(4,500)
EBITDA	36,655	32,315	7,436	7,219	2,247	49,217	13,198	(21,565)	77,505
Integration/acquisition costs	2,755	—	—	—	—	—	—	80	2,835
Adjusted EBITDA	$39,410	$32,315	$7,436	$7,219	$2,247	$49,217	$13,198	$(21,485)	$80,340

	Six Months Ended October 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$405,286	$225,540	$86,351	$53,306	$15,857	$381,054	$190,598	$—	$976,938
Total revenue	$413,242	$232,523	$87,753	$53,836	$15,860	$389,972	$197,161	$—	$1,000,375

Net income attributable to Korn Ferry									$85,755
Net income attributable to noncontrolling interest									927
Other income, net									(2,959)
Interest expense, net									8,267
Income tax provision									30,213
Operating income (loss)	$54,182	$58,446	$13,822	$12,796	$1,801	$86,865	$30,135	$(48,979)	122,203
Depreciation and amortization	16,095	1,770	906	675	643	3,994	1,982	3,421	25,492
Other income (loss), net	1,246	1,777	119	87	87	2,070	128	(485)	2,959
EBITDA	71,523	61,993	14,847	13,558	2,531	92,929	32,245	(46,043)	150,654
Integration/acquisition costs	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$71,523	$61,993	$14,847	$13,558	$2,531	$92,929	$32,245	$(43,428)	$153,269

	Six Months Ended October 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$412,464	$227,960	$91,582	$54,231	$16,785	$390,558	$157,751	$—	$960,773
Total revenue	$421,566	$235,079	$93,385	$54,771	$16,815	$400,050	$163,539	$—	$985,155

Net income attributable to Korn Ferry									$7,423
Net income attributable to noncontrolling interest									1,302
Other income, net									(20)
Interest expense, net									8,440
Income tax benefit									(1,277)
Operating income (loss)	$(53,653)	$61,842	$14,288	$13,408	$2,807	$92,345	$24,161	$(46,985)	15,868
Depreciation and amortization	14,395	1,947	465	745	208	3,365	1,522	3,467	22,749
Other income (loss), net	835	(480)	362	252	130	264	26	(1,105)	20
EBITDA	(38,423)	63,309	15,115	14,405	3,145	95,974	25,709	(44,623)	38,637
Integration/acquisition costs	5,782	—	—	—	—	—	—	160	5,942
Tradename write-offs	106,555	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$73,914	$63,309	$15,115	$14,405	$3,145	$95,974	$25,709	$(44,463)	$151,134

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

11. Long-Term Debt

On December 19, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as the pro forma leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $226.9 million on the Revolver and used the proceeds to pay-off its term loan that was outstanding under its prior credit facility as of December 19, 2018. The payoff of the term loan under the prior credit facility and draw down on the Revolver are considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance. On October 29, 2019, the Company drew down $50.0 million on the Revolver along with cash on hand to finance the recently completed acquisitions.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2019, the average interest rate on our long-term debt arrangements was 3.37% and 3.53%, respectively. During the three and six months ended October 31, 2018, the average interest rate on our long-term debt arrangements was 3.39% and 3.31%, respectively.

As of October 31, 2019, $276.9 million was outstanding under the Revolver compared to $226.9 million as of April 30, 2019. The unamortized debt issuance costs associated with the long-term debt were $3.6 million and $4.0 million as of October 31, 2019 and April 30, 2019, respectively. The fair value of the Company’s Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2019, the Company was in compliance with its debt covenants.

The Company had a total of $369.9 million available under the Revolver after the Company drew down $276.9 million and after $3.2 million of standby letters of credit were issued as of October 31, 2019. The Company had a total of $420.2 million available under the Revolver after the Company drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of April 30, 2019. The Company had a total of $11.0 million and $8.5 million of standby letters with other financial institutions as of October 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

12. Subsequent Event

Quarterly Dividend Declaration

On December 4, 2019, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of January 15, 2020 to holders of the Company’s common stock of record at the close of business on December 20, 2019. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Restructuring

On November 1, 2019, the “Company adopted a restructuring plan relating to actions in respect to the integration of the recently completed acquisitions. The purpose of this plan is to rationalize the Company’s cost structure as a result of efficiencies and operational improvements that the Company will be positioned to realize upon integration of the Acquired Entities into the Company. The plan will include the elimination of redundant positions and consolidation of office space. The estimated cost of the actions contemplated by the plan is between $20.0 million to $26.0 million, of which $18.0 million to

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2019 (continued)

$22.0 million relates to severance and $2.0 million to $4.0 million relates to office consolidation and abandonment of premises. These charges are expected to include approximately $18.0 million to $24.0 million of cash expenditures. The Company expects to recognize these charges between the three months ended January 31, 2020 and the three months ended July 31, 2020 and expects the restructuring actions to be completed by July 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, the expected timing of the consummation of the Plan (as defined below), the impact of the Plan’s rebranding on the Company’s products and services, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, consolidation of the industries we serve, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the effects of the Tax Cuts and Jobs Act (the “Tax Act”) and other future changes in tax laws, treaties, or regulations on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the withdrawal of the United Kingdom from the European Union, changes in our accounting estimates and assumptions, alignment of our cost structure, the utilization and billing rates of our consultants, seasonality, expansion of social media platforms, ability to effect acquisition and integrate recently acquired companies; the ability to recognize the anticipated benefits of the acquisition of the acquired companies; the costs related to the acquisition of the acquired companies; our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn Ferry (referred to herein as the “Company,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. We currently operate through three global segments: Korn Ferry Advisory (“Advisory”), Executive Search and Korn Ferry RPO and Professional Search (“RPO & Professional Search”). Advisory assists clients to synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of some of the world’s leading IP, products and tools. Executive Search focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and assessment solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. RPO & Professional Search uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head-on—and succeed. Solutions span all aspects of Recruitment Process Outsourcing (“RPO”), Professional Search and Project Recruitment. We also operate a Corporate segment to record global expenses of the Company.

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
▪

A pillar of our growth strategy is the Digital business. In fiscal 2019, product sales comprised 31% of our Advisory revenue. Our subscription services delivered online, help us generate long-term relationships with our clients through large scale and technology-based human resources programs. We continue to seek ways to further scale these highly profitable products to our global clients.

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

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). This Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s former sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million during the six months ended October 31, 2018.

On November 1, 2019, we adopted a restructuring plan relating to actions in respect of the integration of the recently completed acquisitions. The purpose of this plan is to rationalize our cost structure as a result of efficiencies and operational improvements that we will be in position to realize upon integration of the Acquired Entities. The plan will include the elimination of redundant positions and consolidation of office space. The estimated cost of the actions contemplated by the plan is between $20.0 million to $26.0 million, of which $18.0 million to $22.0 million relates to severance and $2.0 million to $4.0 million relates to office consolidation and abandonment of premises. These charges are expected to include approximately $18.0 million to $24.0 million of cash expenditures. We expect to recognize these charges between the three months ended January 31, 2020 and the three months ended July 31, 2020 and expects the restructuring actions to be completed by July 31, 2020.

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

Fee revenue was $492.4 million during the three months ended October 31, 2019, a decrease of $2.8 million, or 1%, compared to $495.2 million in the three months ended October 31, 2018. Exchange rates unfavorably impacted fee revenue by $9.4 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. During the three months ended October 31, 2019, we recorded operating income of $61.9 million, a decrease of $9.1 million, compared to $71.0 million in the three months ended October 31, 2018, with the Advisory, Executive Search and RPO & Professional Search segments contributing $28.4 million, $41.2 million and $15.1 million, respectively, offset by Corporate expenses of $22.8 million. Net income attributable to Korn Ferry in the three months ended October 31, 2019 was $42.8 million, a decrease of $3.2 million as compared to $46.0 million in the year-ago quarter. During the three months ended October 31, 2019, Adjusted EBITDA was $78.3 million, a decrease of $2.0 million, compared to $80.3 million in the year-ago quarter, with the Advisory, Executive Search and RPO & Professional Search segments contributing $37.0 million, $44.0 million and $16.1 million, respectively, offset by Corporate expenses net of other income of $18.8 million.

Our cash, cash equivalents and marketable securities decreased by $158.1 million to $609.0 million at October 31, 2019, compared to $767.1 million at April 30, 2019. This decrease was mainly due to annual bonuses earned in fiscal 2019 and paid during the first quarter of fiscal 2020, sign-on and retention payments, $61.9 million for stock repurchases in the open market, $23.8 million in payments for the purchase of property and equipment, $8.7 million paid in tax withholding on restricted stock vestings and $11.7 million in dividends paid during the first half of fiscal 2020. These decreases were partially offset by cash flows from operations and $50 million of additional borrowings under the Revolver. As of October 31, 2019, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $137.6 million and a fair value of $144.6 million. Our vested obligations for which these assets were held in trust totaled $131.5 million as of October 31, 2019 and our unvested obligations totaled $23.2 million.

Our working capital increased by $13.1 million to $599.0 million as of October 31, 2019, as compared to $585.9 million at April 30, 2019. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next twelve months. We had $369.9 million and $420.2 million available for borrowing under our Revolver at October 31, 2019 and April 30, 2019, respectively. As of October 31, 2019 and April 30, 2019, there was $3.2 million and $2.9 million of standby letters of credit issued, respectively, under our long-term debt arrangements. We had a total of $11.0 million and $8.5 million of standby letters of credits with other financial institutions as of October 31, 2019 and April 30, 2019, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.4	2.3	2.4	2.5
Total revenue	102.4	102.3	102.4	102.5
Compensation and benefits	68.5	67.8	68.2	68.5
General and administrative expenses	12.6	11.7	13.1	23.6
Reimbursed expenses	2.4	2.3	2.4	2.5
Cost of services	3.7	4.0	3.6	4.0
Depreciation and amortization	2.6	2.2	2.6	2.4
Operating income	12.6	14.3	12.5	1.7
Net income	8.7%	9.6%	8.9%	0.9%
Net income attributable to Korn Ferry	8.7%	9.3%	8.8%	0.8%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2019		2018		2019		2018
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Advisory	$209,760	42.6%	$217,089	43.8%	$405,286	41.5%	$412,464	42.9%
Executive Search:
North America	113,818	23.1	115,863	23.4	225,540	23.1	227,960	23.7
EMEA	39,821	8.1	44,928	9.1	86,351	8.8	91,582	9.5
Asia Pacific	25,944	5.3	27,936	5.6	53,306	5.5	54,231	5.7
Latin America	8,272	1.7	8,907	1.8	15,857	1.6	16,785	1.8
Total Executive Search	187,855	38.2	197,634	39.9	381,054	39.0	390,558	40.7
RPO & Professional Search	94,774	19.2	80,482	16.3	190,598	19.5	157,751	16.4
Total fee revenue	492,389	100.0%	495,205	100.0%	976,938	100.0%	960,773	100.0%
Reimbursed out-of-pocket engagement expense	11,788		11,588		23,437		24,382
Total revenue	$504,177		$506,793		$1,000,375		$985,155

	Three Months Ended October 31,				Six Months Ended October 31,
	2019		2018		2019		2018
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Advisory	$28,391	13.5%	$29,426	13.6%	$54,182	13.4%	$(53,653)	(13.0%)
Executive Search:
North America	28,124	24.7	35,328	30.5	58,446	25.9	61,842	27.1
EMEA	6,511	16.4	7,319	16.3	13,822	16.0	14,288	15.6
Asia Pacific	5,803	22.4	6,767	24.2	12,796	24.0	13,408	24.7
Latin America	791	9.6	2,053	23.0	1,801	11.4	2,807	16.7
Total Executive Search	41,229	21.9	51,467	26.0	86,865	22.8	92,345	23.6
RPO & Professional Search	15,094	15.9	12,516	15.6	30,135	15.8	24,161	15.3
Corporate	(22,845)		(22,422)		(48,979)		(46,985)
Total operating income	$61,869	12.6%	$70,987	14.3%	$122,203	12.5%	$15,868	1.7%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$209,760	$113,818	$39,821	$25,944	$8,272	$187,855	$94,774	$—	$492,389
Total revenue	$213,922	$117,077	$40,441	$26,168	$8,273	$191,959	$98,296	$—	$504,177

Net income attributable to Korn Ferry									$42,804
Net income attributable to noncontrolling interest									228
Other income, net									(1,133)
Interest expense, net									4,210
Income tax provision									15,760
Operating income (loss)	$28,391	$28,124	$6,511	$5,803	$791	$41,229	$15,094	$(22,845)	61,869
Depreciation and amortization	8,042	869	450	329	315	1,963	990	1,720	12,715
Other income (loss), net	520	637	107	72	30	846	54	(287)	1,133
EBITDA	36,953	29,630	7,068	6,204	1,136	44,038	16,138	(21,412)	75,717
Integration/acquisition costs	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$36,953	$29,630	$7,068	$6,204	$1,136	$44,038	$16,138	$(18,797)	$78,332
Operating margin	13.5%	24.7%	16.4%	22.4%	9.6%	21.9%	15.9%		12.6%
Adjusted EBITDA margin	17.6%	26.0%	17.7%	23.9%	13.7%	23.4%	17.0%		15.9%

	Three Months Ended October 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$217,089	$115,863	$44,928	$27,936	$8,907	$197,634	$80,482	$—	$495,205
Total revenue	$221,419	$119,322	$45,636	$28,146	$8,912	$202,016	$83,358	$—	$506,793

Net income attributable to Korn Ferry									$46,034
Net income attributable to noncontrolling interest									1,283
Other loss, net									4,500
Interest expense, net									4,337
Income tax provision									14,833
Operating income (loss)	$29,426	$35,328	$7,319	$6,767	$2,053	$51,467	$12,516	$(22,422)	70,987
Depreciation and amortization	6,964	968	95	375	101	1,539	761	1,754	11,018
Other income (loss), net	265	(3,981)	22	77	93	(3,789)	(79)	(897)	(4,500)
EBITDA	36,655	32,315	7,436	7,219	2,247	49,217	13,198	(21,565)	77,505
Integration/acquisition costs	2,755	—	—	—	—	—	—	80	2,835
Adjusted EBITDA	$39,410	$32,315	$7,436	$7,219	$2,247	$49,217	$13,198	$(21,485)	$80,340
Operating margin	13.6%	30.5%	16.3%	24.2%	23.0%	26.0%	15.6%		14.3%
Adjusted EBITDA margin	18.2%	27.9%	16.6%	25.8%	25.2%	24.9%	16.4%		16.2%

	Six Months Ended October 31, 2019
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$405,286	$225,540	$86,351	$53,306	$15,857	$381,054	$190,598	$—	$976,938
Total revenue	$413,242	$232,523	$87,753	$53,836	$15,860	$389,972	$197,161	$—	$1,000,375

Net income attributable to Korn Ferry									$85,755
Net income attributable to noncontrolling interest									927
Other income, net									(2,959)
Interest expense, net									8,267
Income tax provision									30,213
Operating income (loss)	$54,182	$58,446	$13,822	$12,796	$1,801	$86,865	$30,135	$(48,979)	122,203
Depreciation and amortization	16,095	1,770	906	675	643	3,994	1,982	3,421	25,492
Other income (loss), net	1,246	1,777	119	87	87	2,070	128	(485)	2,959
EBITDA	71,523	61,993	14,847	13,558	2,531	92,929	32,245	(46,043)	150,654
Integration/acquisition costs	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$71,523	$61,993	$14,847	$13,558	$2,531	$92,929	$32,245	$(43,428)	$153,269
Operating margin	13.4%	25.9%	16.0%	24.0%	11.4%	22.8%	15.8%		12.5%
Adjusted EBITDA margin	17.6%	27.5%	17.2%	25.4%	16.0%	24.4%	16.9%		15.7%

	Six Months Ended October 31, 2018
		Executive Search
	Advisory	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$412,464	$227,960	$91,582	$54,231	$16,785	$390,558	$157,751	$—	$960,773
Total revenue	$421,566	$235,079	$93,385	$54,771	$16,815	$400,050	$163,539	$—	$985,155

Net income attributable to Korn Ferry									$7,423
Net income attributable to noncontrolling interest									1,302
Other income, net									(20)
Interest expense, net									8,440
Income tax benefit									(1,277)
Operating income (loss)	$(53,653)	$61,842	$14,288	$13,408	$2,807	$92,345	$24,161	$(46,985)	15,868
Depreciation and amortization	14,395	1,947	465	745	208	3,365	1,522	3,467	22,749
Other income (loss), net	835	(480)	362	252	130	264	26	(1,105)	20
EBITDA	(38,423)	63,309	15,115	14,405	3,145	95,974	25,709	(44,623)	38,637
Integration/acquisition costs	5,782	—	—	—	—	—	—	160	5,942
Tradename write-offs	106,555	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$73,914	$63,309	$15,115	$14,405	$3,145	$95,974	$25,709	$(44,463)	$151,134
Operating margin	(13.0%)	27.1%	15.6%	24.7%	16.7%	23.6%	15.3%		1.7%
Adjusted EBITDA margin	17.9%	27.8%	16.5%	26.6%	18.7%	24.6%	16.3%		15.7%

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Fee Revenue

Fee Revenue. Fee revenue decreased by $2.8 million, or 1%, to $492.4 million in the three months ended October 31, 2019 compared to $495.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $9.4 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The lower fee revenue was attributable to decline in Executive Search and Advisory offset by growth in RPO & Professional Search.

Advisory. Advisory reported fee revenue of $209.8 million, a decrease of $7.3 million, or 3%, in the three months ended October 31, 2019 compared to $217.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The decrease in fee revenue was primarily due to lower fee revenue in digital and consulting services of $3.9 million and $3.4 million, respectively, during the three months ended October 31, 2019 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $187.9 million, a decrease of $9.7 million, or 5%, in the three months ended October 31, 2019 compared to $197.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.4 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. As detailed below, there was lower fee revenue in all regions in the three months ended October 31, 2019 as compared to the year-ago quarter. The overall decrease in fee revenue was driven by decreases in fee revenue from the financial services, industrial, and consumer sectors.

North America reported fee revenue of $113.8 million, a decrease of $2.1 million, or 2%, in the three months ended October 31, 2019 compared to $115.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million in three months ended October 31, 2019 compared to the year-ago quarter. The decrease in fee revenue was due to a 1% decrease in the number of engagements billed and a 1% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2019 compared to the year-ago quarter.

Europe, the Middle East, and Africa (“EMEA”) reported fee revenue of $39.8 million, a decrease of $5.1 million, or 11%, in the three months ended October 31, 2019 compared to $44.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.1 million, or 5%, in the three months ended October 31, 2019 compared to the year-ago quarter. The decrease in fee revenue was due to a 7% decrease in the number of engagements billed during the three months ended October 31, 2019 compared to the year-ago quarter. The performance in the United Kingdom, Germany, and France were the primary contributors to the decrease in fee revenue, partially offset by increases in Ireland, and the United Arab Emirates in the three months ended October 31, 2019 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $25.9 million, a decrease of $2.0 million, or 7%, in the three months ended October 31, 2019 compared to $27.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.6 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The decrease in fee revenue was due to an 8% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 3% increase in the number of engagements billed during the three months ended October 31, 2019 compared to the year-ago quarter. The performance in Australia and China were the primary contributors to the decrease in fee revenue, partially offset by an increase in fee revenue in Singapore and India in the three months ended October 31, 2019 compared to the year-ago quarter.

Latin America reported fee revenue of $8.3 million, a decrease of $0.6 million, or 7%, in the three months ended October 31, 2019 compared to $8.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.5 million, or 6%, in the three months ended October 31, 2019 compared to the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Brazil and Mexico, partially offset by higher fee revenue in Chile in the three months ended October 31, 2019 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $94.8 million, an increase of $14.3 million, or 18%, in the three months ended October 31, 2019 compared to $80.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.7 million, or 2% in the three months ended October 31, 2019 compared to the year-ago quarter. Higher fee revenues in RPO & Professional Search of $11.6 million and $2.7 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased by $1.6 million, to $337.4 million in the three months ended October 31, 2019 from $335.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $6.0 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an increase in salaries and related payroll taxes related to an increase in average headcount, partially offset by a decrease in performance-related bonus expense in the three months ended October 31, 2019 compared to the year-ago quarter.

Advisory compensation and benefits expense decreased by $7.3 million, or 5%, to $134.3 million in the three months ended October 31, 2019 from $141.6 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.6 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to a lower performance-related bonus expense and a decrease in integration costs. The decreases in compensation and benefits expense was partially offset by higher salaries and related payroll taxes in the three months ended October 31, 2019 compared to the year-ago quarter. Advisory compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in the three months ended October 31, 2019 from 65% in the year-ago quarter.

Executive Search compensation and benefits expense was $124.2 million in the three months ended October 31, 2019 compared to $124.1 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.1 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 66% in the three months ended October 31, 2019 from 63% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $9.5 million, or 16%, to $67.3 million in the three months ended October 31, 2019 from $57.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.2 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes resulting from a 28% increase in the average headcount in the three months ended October 31, 2019 compared to the year-ago quarter. The higher average headcount was driven by the need to service an increase in fee revenue in the RPO business. The increase in compensation and benefits expense was partially offset by lower performance-related bonus expense. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 71% in the three months ended October 31, 2019 from 72% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $0.8 million, or 7%, to $11.5 million in the three months ended October 31, 2019 from $12.3 million in the year-ago quarter. The decrease was primarily due to a lower performance-related bonus expense in the three months ended October 31, 2019 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses was $62.0 million, an increase of $4.3 million, or 7%, in the three months ended October 31, 2019 compared to $57.7 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.4 million, or 2%, in the three months ended October 31, 2019 compared to the year-ago quarter. The increase in general and administrative expenses was due to higher marketing and business development expenses, premise and office expenses and integration and acquisition costs. General and administrative expenses, as a percentage of fee revenue, was 13% in the three months ended October 31, 2019 compared to 12% in the year-ago quarter.

Advisory general and administrative expenses was $25.4 million in the three months ended October 31, 2019 compared to $24.1 million in the year-ago quarter. The increase of $1.3 million was mainly due to an increase in marketing and business development expenses. Advisory general and administrative expenses, as a percentage of fee revenue, increased to 12% in the three months ended October 31, 2019 from 11% in the year-ago quarter.

Executive Search general and administrative expenses was $18.9 million in the three months ended October 31, 2019 compared to $19.1 million in the year-ago quarter.  Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in both the three months ended October 31, 2019 and 2018.

RPO & Professional Search general and administrative expenses was $8.2 million in the three months ended October 31, 2019 compared to $6.1 million in the year-ago quarter. The increase was primarily due to an increase in foreign exchange loss and higher premise and office expenses. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, increased to 9% in the three months ended October 31, 2019 from 8% in the year-ago quarter.

Corporate general and administrative expenses increased $1.2 million, or 14%, to $9.6 million in the three months ended October 31, 2019 compared to $8.4 million in the year-ago quarter. The increase was primarily due to an increase in integration/acquisition costs, offset by a decrease in legal and other professional fees during the three months ended October 31, 2019 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense was $18.4 million in the three months ended October 31, 2019 compared to $19.6 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended October 31, 2019 and 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.7 million, an increase of $1.7 million, or 15%, in the three months ended October 31, 2019 compared to $11.0 million in the year-ago quarter.  The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Operating Income

Operating income decreased by $9.1 million, or 13%, to $61.9 million in the three months ended October 31, 2019 compared to $71.0 million in the year-ago quarter. The decrease in operating income was primarily driven by decreases in fee revenue and increases in marketing and business development expenses and premise and office expenses.

Advisory operating income was $28.4 million in the three months ended October 31, 2019, a decrease of $1.0 million, or 3%, as compared to $29.4 million in the year-ago quarter. Advisory operating income, as a percentage of fee revenue, was 14% in both the three months ended October 31, 2019 and 2018.

Executive Search operating income decreased $10.3 million, or 20%, to $41.2 million in the three months ended October 31, 2019 as compared to $51.5 million in the year-ago quarter. The decrease in Executive Search operating income was mainly driven by lower fee revenue. Executive Search operating income, as a percentage of fee revenue, was 22% and 26% in the three months ended October 31, 2019 and 2018, respectively.

RPO & Professional Search operating income was $15.1 million, an increase of $2.6 million, or 21%, in the three months ended October 31, 2019 as compared to $12.5 million in the year-ago quarter. The increase in operating income was mainly driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search operating income, as a percentage of fee revenue, was 16% in both the three months ended October 31, 2019 and 2018.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $3.2 million, or 7% to $42.8 million in the three months ended October 31, 2019 as compared to $46.0 million in the year-ago quarter. The decrease was primarily due to higher general and administrative expenses of $4.3 million, lower fee revenue of $2.8 million and an increase in compensation and benefits expense of $1.6 million. This was offset by an increase in other income (loss) of $5.6 million from other income, net of $1.1 million during the three months ended October 31, 2019 compared to other loss, net of $4.5 million in the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in both the three months ended October 31, 2019 and 2018.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.0 million, or 2%, to $78.3 million in the three months ended October 31, 2019 as compared to $80.3 million in the year-ago quarter. This decrease was driven by lower fee revenue, increases in compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding integration/acquisition costs), offset by an increase in other income (loss), net due to gains generated from the change in the fair value of our marketable securities during the three months ended October 31, 2019 compared to other loss, net in the year-ago quarter. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended October 31, 2019 and 2018.

Advisory Adjusted EBITDA was $37.0 million in the three months ended October 31, 2019, a decrease of $2.4 million, or 6%, as compared to $39.4 million in the year-ago quarter. This decrease was driven by lower fee revenue, partially offset by a decrease in compensation and benefits expense during the three months ended October 31, 2019 compared to the year-ago quarter. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended October 31, 2019 and 2018.

Executive Search Adjusted EBITDA decreased $5.2 million, or 11%, to $44.0 million in the three months ended October 31, 2019 as compared to $49.2 million in the year-ago quarter. The decrease was mainly driven by a decrease in fee revenue, during the three months ended October 31, 2019 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 23% and 25% in the three months ended October 31, 2019 and 2018, respectively.

RPO & Professional Search Adjusted EBITDA was $16.1 million in the three months ended October 31, 2019, an increase of $2.9 million, or 22%, as compared to $13.2 million in the year-ago quarter. The increase was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses during the three months ended October 31, 2019 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended October 31, 2019 and 2018, respectively.

Other Income (Loss), Net

Other income, net was $1.1 million in the three months ended October 31, 2019 compared to other loss, net of $4.5 million in the year-ago quarter. The difference was primarily due to gains in the fair value of our marketable securities during the three months ended October 31, 2019 compared to losses in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our credit agreement and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.2 million in the three months ended October 31, 2019 compared to $4.3 million in the year-ago quarter.

Income Tax Provision

The provision for income tax was $15.8 million in the three months ended October 31, 2019 compared to $14.8 million in the year-ago quarter. This reflects a 26.8% and 23.9% effective tax rate for the three months ended October 31, 2019 and 2018, respectively. In both periods, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0%, primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2019 was $0.2 million as compared to $1.3 million the three months ended October 31, 2018.

Six Months Ended October 31, 2019 Compared to Six Months Ended October 31, 2018

Fee Revenue

Fee Revenue. Fee revenue increased by $16.1 million, or 2%, to $976.9 million in the six months ended October 31, 2019 compared to $960.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $20.9 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The higher fee revenue was attributable to growth in RPO & Professional Search offset by decreases in Advisory and Executive Search.

Advisory. Advisory reported fee revenue of $405.3 million, a decrease of $7.2 million, or 2%, in the six months ended October 31, 2019 compared to $412.5 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $10.0 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. Fee revenue from consulting services was lower by $4.7 million in the six months ended October 31, 2019 compared to the year-ago period, with the remaining decrease of $2.5 million was generated by our digital business.

Executive Search. Executive Search reported fee revenue of $381.1 million, a decrease of $9.5 million, or 2%, in the six months ended October 31, 2019 compared to $390.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $7.1 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. As detailed below, Executive Search fee revenue was lower in all regions in the six months ended October 31, 2019 as compared to the year-ago period. The overall decrease in fee revenue was driven by decreases in fee revenue from consumer, financial services, education/non-profit and technology sectors.

North America reported fee revenue of $225.5 million, a decrease of $2.5 million, or 1%, in the six months ended October 31, 2019 compared to $228.0 million in the year-ago period. North America’s fee revenue was lower due to a 3% decrease in the number of engagements billed, offset by a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2019 compared to the year-ago period.

EMEA reported fee revenue of $86.4 million, a decrease of $5.2 million, or 6%, in the six months ended October 31, 2019 compared to $91.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.2 million, or 5%, in the six months ended October 31, 2019 compared to the year-ago period. The change in fee revenue was due to a 2% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 1% increase in the number of engagements billed during the six months ended October 31, 2019 compared to the year-ago period. The performance in the United Kingdom, Switzerland, Germany and Sweden were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in the United Arab Emirates in the six months ended October 31, 2019 compared to the year-ago period.

Asia Pacific reported fee revenue of $53.3 million, a decrease of $0.9 million, or 2%, in the six months ended October 31, 2019 compared to $54.2 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 3%, in the six months ended October 31, 2019 compared to the year-ago period. The decrease in fee revenue was due to a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 6% increase in the number of engagements billed during the six months ended October 31, 2019 compared to the year-ago period. The performance in China and Australia were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in Singapore and Hong Kong in the six months ended October 31, 2019 compared to the year-ago period.

Latin America reported fee revenue of $15.9 million, a decrease of $0.9 million, or 5%, in the six months ended October 31, 2019 compared to $16.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.0 million, or 6%, in the six months ended October 31, 2019 compared to the year-ago period. The decrease in fee revenue in the region was due to lower fee revenue in Brazil and Colombia in the six months ended October 31, 2019 compared to the year-ago period, partially offset by higher fee revenue in Chile.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $190.6 million, an increase of $32.8 million, or 21%, in the six months ended October 31, 2019 compared to $157.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.8 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. Higher fee revenues in RPO & Professional Search of $23.4 million and $9.4 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $8.2 million, or 1%, to $665.9 million in the six months ended October 31, 2019 from $657.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $12.9 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The increase in compensation and benefits was primarily due to a 12% increase in average headcount, which contributed to higher salaries and related payroll taxes, offset by a lower performance related bonus expense and a decrease in integration/acquisition costs for the six months ended October 31, 2019 compared to the year-ago period.

Advisory compensation and benefits expense decreased by $9.5 million, or 4%, to $257.8 million in the six months ended October 31, 2019 from $267.3 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $6.0 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The change was primarily due to a lower performance-related bonus expense and a decrease in integration/acquisition costs, offset by a 3% increase in average headcount, which contributed to higher salaries and related payroll taxes. Advisory compensation and benefits expense as a percentage of fee revenue decreased to 64% in the six months ended October 31, 2019 from 65% in the year-ago period.

Executive Search compensation and benefits expense decreased by $3.9 million, or 2%, to $249.2 million in the six months ended October 31, 2019 compared to $253.1 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $4.5 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The decrease was primarily due to a lower performance-related bonus expense, partially offset by a 3% increase in average headcount, which contributed to higher salaries and related payroll taxes during the six months ended October 31, 2019 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 65% in both the six months ended October 31, 2019 and 2018.

RPO & Professional Search compensation and benefits expense increased by $23.3 million, or 21%, to $136.0 million in the six months ended October 31, 2019 from $112.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.5 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes resulting from a 31% increase in the average headcount in the six months ended October 31, 2019 compared to the year-ago period. Also contributing to the increase in compensation and benefits was a higher performance-related bonus expense. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% in both the six months ended October 31, 2019 and 2018.

Corporate compensation and benefits expense decreased by $1.8 million, or 7%, to $22.8 million in the six months ended October 31, 2019 from $24.6 million in the year-ago period. The decrease was primarily due to lower performance related bonus expense in the six months ended October 31, 2019 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses decreased $98.7 million, or 44%, to $127.8 million in the six months ended October 31, 2019 compared to $226.5 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $3.6 million, or 2%, in the six months ended October 31, 2019 compared to the year-ago period. The decrease in general and administrative expenses was due to the write-off of tradenames of $106.6 million in the year-ago period related to the Plan, with no such charge in the current period. The decrease in general and administrative expense was partially offset by an increase in marketing and business development expenses and premise and office expenses. General and administrative expenses, as a percentage of fee revenue, was 13% in the six months ended October 31, 2019 as compared to 24% in the six months ended October 31, 2018.

Advisory general and administrative expenses decreased by $104.6 million, or 67%, to $50.5 million in the six months ended October 31, 2019 from $155.1 million in the year-ago period. The decrease in general and administrative expenses was mainly due to the write-off of tradenames related to the Plan of $106.6 million in the six months ended October 31, 2018 with no such charge in the current period. Advisory general and administrative expenses, as a percentage of fee revenue, was 12% in the six months ended October 31, 2019 as compared to 38% in the six months ended October 31, 2018.

Executive Search general and administrative expenses was $38.7 million in the six months ended October 31, 2019, a decrease of $0.9 million, compared to $39.6 million in the year-ago period. The decrease was primarily due to lower legal and other professional fees during the six months ended October 31, 2019 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in both the six months ended October 31, 2019 and 2018.

RPO & Professional Search general and administrative expenses increased by $3.0 million, or 23%, to $15.9 million in the six months ended October 31, 2019 and $12.9 million in the six months ended October 31, 2018. The increase was primarily due to an increase in premise and office expense.  RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% in both the six months ended October 31, 2019 and 2018.

Corporate general and administrative expenses increased by $3.8 million, or 20%, to $22.7 million in the six months ended October 31, 2019 compared to $18.9 million in the year-ago period. The increase in general and administrative expenses was mainly due to integration/acquisition costs and an increase in marketing and business development expenses during the six months ended October 31, 2019 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense decreased by $2.5 million, or 7%, to $35.5 million in the six months ended October 31, 2019 compared to $38.0 million in the year-ago period. Cost of services expense, as a percentage of fee revenue, was 4% in both the six months ended October 31, 2019 and 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.5 million, an increase of $2.8 million, or 12%, in the six months ended October 31, 2019 compared to $22.7 million in the year-ago period. The increase related primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures

Operating Income

Operating income increased by $106.3 million to $122.2 million in the six months ended October 31, 2019 compared to operating income of $15.9 million in the year-ago period. The increase in operating income was primarily driven by the write-off of tradenames of $106.6 million in the year-ago period and higher fee revenue of $16.1 million, offset by an increase in compensation and benefits expense, marketing and business development expenses and premise and office expenses.

Advisory operating income was $54.2 million in the six months ended October 31, 2019, an increase of $107.9 million, as compared to an operating loss of $53.7 million in the year-ago. The change from operating loss to operating income was primarily due to the write-off of tradenames related to the Plan of $106.6 million in year-ago period and a decrease in compensation and benefits expense, offset by lower fee revenue. Advisory operating income, as a percentage of fee revenue, was 13% in the six months ended October 31, 2018 compared to an operating loss, as a percentage fee revenue, of 13% in the year-ago period. Excluding the tradename write-offs, operating income as a percentage of fee revenue, was 13% in both the six months ended October 31, 2019 and 2018.

Executive Search operating income decreased by $5.4 million, or 6%, to $86.9 million in the six months ended October 31, 2019 as compared to $92.3 million in the year-ago period. The decrease in Executive Search operating income was driven by lower fee revenue, offset by a decrease in compensation and benefits expense. Executive Search operating income, as a percentage of fee revenue, was 23% and 24% in the six months ended October 31, 2019 and 2018, respectively.

RPO & Professional Search operating income was $30.1 million, an increase of $5.9 million, or 24%, in the six months ended October 31, 2019 as compared to $24.2 million in the year-ago period. The increase in operating income was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search operating income, as a percentage of fee revenue, was 16% in the six months ended October 31, 2019 compared to 15% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $78.4 million to $85.8 million in the six months ended October 31, 2019 as compared to $7.4 million in the year-ago period. The increase was due to a decrease in operating expenses of $91.1 million and increases in total revenue of $15.2 million and other income (loss), net of $3.0 million, offset by an increase in income tax provision of $31.5 million during the six months ended October 31, 2019 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in the six months ended October 31, 2019 compared to 1% in the six months ended October 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased by $2.2 million to $153.3 million in the six months ended October 31, 2019 as compared to $151.1 million in the year-ago period. This increase was driven by higher fee revenue and an increase in other income (loss), net, offset by an increase in compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding write-off on tradenames and integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the six months ended October 31, 2019 and 2018.

Advisory Adjusted EBITDA was $71.5 million in the six months ended October 31, 2019, a decrease of $2.4 million, or 3%, as compared to $73.9 million in the year-ago period. The decrease was driven by lower fee revenue partially offset by a decrease in compensation and benefits expense (excluding integration/acquisition costs) during the six months ended October 31, 2019 compared to the year-ago period. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the six months ended October 31, 2019 and 2018.

Executive Search Adjusted EBITDA decreased by $3.1 million, or 3%, to $92.9 million in the six months ended October 31, 2019 as compared to $96.0 million in the six months ended October 31, 2018. The decrease in Executive Search was driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general administrative expenses, as well as an increase in other income (loss) during the six months ended October 31, 2019 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in the six months ended October 31, 2019 as compared to 25% in the six months ended October 31, 2018.

RPO & Professional Search Adjusted EBITDA was $32.2 million in the six months ended October 31, 2019, an increase of $6.5 million, or 25%, as compared to $25.7 million in the year-ago period. The increase was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% in the six months ended October 31, 2019 compared to 16% in the year-ago period.

Other Income, Net

Other income, net was $3.0 million in the six months ended October 31, 2019 compared to minimal income in the year-ago period. The increase was primarily due to gains in the fair value of our marketable securities during the six months ended October 31, 2019.

Interest Expense, Net

Interest expense, net primarily relates to our credit agreement and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $8.3 million in the six months ended October 31, 2019 compared to $8.4 million in the year-ago period.

Income Tax Provision (Benefit)

The provision for income tax was an expense of $30.2 million in the six months ended October 31, 2019 compared to a benefit of $1.3 million in the year-ago period. This reflects a 25.8% (provision) and 17.1% (benefit) effective tax rate for the six months ended October 31, 2019 and 2018, respectively. In the six months ended October 31, 2019, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory tax rates. The effective tax rate for the six months ended October 31, 2018 was affected by the tradename impairment charge related to the Plan and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete during the three months ended July 31, 2018. The excess tax benefit was the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeded the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2019 was $0.9 million as compared to $1.3 million for the six months ended October 31, 2018.

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

On December 19, 2018, we entered into a senior secured $650.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 11—Long-Term Debt for a description of the Credit Agreement. We drew down $226.9 million on the Revolver (defined below) and used the proceeds to pay-off the term loan under our prior credit facility that was outstanding as of December 19, 2018.  On October 29, 2019, we drew down an additional $50.0 million on the Revolver along with cash on hand to finance the recently completed acquisitions. We have $369.9 million available under the Revolver after we drew down $276.9 million and after $3.2 million of standby letters of credit were issued as of October 31, 2019. We had $3.2 million and $2.9 million in standby letters of credit issued under our long-term debt arrangements as of October 31, 2019 and April 30, 2019, respectively. We had a total of $11.0 million and $8.5 million of standby letters of credits with other financial institutions as of October 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which brings our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $61.9 million and $22.7 million of the Company’s stock during the six months ended October 31, 2019 and 2018, respectively. As of October 31, 2019, $188.8 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma net leverage ratio, defined as, the ratio of consolidated funded indebtedness minus up to $50 million of unrestricted cash and cash equivalents of the Company and domestic subsidiaries to consolidated Adjusted EBITDA, is no greater than 3.25 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans.

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

Cash and cash equivalents and marketable securities were $609.0 million and $767.1 million as of October 31, 2019 and April 30, 2019, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $345.8 million and $382.1 million at October 31, 2019 and April 30, 2019, respectively. As of October 31, 2019 and April 30, 2019, we held $224.4 million and $267.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2020 and 2019 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of October 31, 2019 and April 30, 2019, marketable securities of $144.6 million (net of gross unrealized gains of $7.6 million and gross unrealized losses of $0.6 million) and $140.8 million (net of gross unrealized gains of $6.3 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $138.1 million and $132.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $131.5 million and $122.3 million as of October 31, 2019 and April 30, 2019, respectively. Unvested obligations under the deferred compensation plans totaled $23.2 million and $24.6 million as of October 31, 2019 and April 30, 2019, respectively.

The net increase in our working capital of $13.1 million as of October 31, 2019 compared to April 30, 2019 is primarily attributable to the decrease in compensation and benefits payable and an increase in accounts receivable, offset by a decrease in cash and cash equivalents and an increase in operating lease liability, current as a result of implementing the new lease accounting standard. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 61 days to 71 days (which is consistent with historical experience) from April 30, 2019 to October 31, 2019. Cash used by operating activities was $104.1 million in the six months ended October 31, 2019, an increase of $71.9 million, compared to $32.2 million in the six months ended October 31, 2018.

Cash used in investing activities was $22.8 million in the six months ended October 31, 2019 compared to $53.4 million in the year-ago period. A decrease in cash used in investing activities was primarily due to a decrease on premiums on COLI policies, partially offset by a decrease in proceeds from COLI policies during the six months ended October 31, 2019 compared to the year-ago period.

Cash used in financing activities was $31.4 million in the six months ended October 31, 2019 compared to $27.4 million in the six months ended October 31, 2018. The increase in cash used in financing activities was primarily due to the repurchase of common stock of $61.9 million in the six months ended October 31, 2019 compared to $22.7 million in the year-ago period and a decrease in borrowings under COLI policies of $31.9 million, partially offset by proceeds from long term debt of $50.0 million, a decrease in cash used to make principal payments on the term loan of $12.0 million and lower cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $4.5 million in the six months ended October 31, 2019 compared to the year-ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2019 and April 30, 2019, we held contracts with gross CSV of $220.9 million and $219.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $92.3 million and $93.2 million as of October 31, 2019 and April 30, 2019, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2019 and April 30, 2019, the net cash value of these policies was $128.6 million and $126.0 million, respectively.

Long-Term Debt

On December 19, 2018, we entered into the Credit Agreement to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. Our Credit Agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma net leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $226.9 million on the Revolver and used the proceeds to pay-off the term loan that was outstanding as of December 19, 2018. The pay-off of term loan outstanding under our prior credit facility and draw-down on the Revolver is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance. On October 29, 2019, we drew down an additional $50.0 million on the Revolver along with cash on hand to finance the recently completed acquisitions.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2019, the average interest rate on our long-term debt arrangements was 3.37% and 3.53%, respectively. During the three and six months ended October 31, 2018, the average interest rate on our long-term debt arrangements was 3.39% and 3.31%, respectively.

As of October 31, 2019 and April 30, 2019, $276.9 million and $226.9 million was outstanding under the Revolver. The unamortized debt issuance costs associated with the long-term debt were $3.6 million and $4.0 million as of October 31, 2019 and April 30, 2019, respectively. The fair value of our Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2019, we were in compliance with our debt covenants.

We had a total of $369.9 million available under the Revolver after we drew down $276.9 million and after $3.2 million of standby letters of credit were issued as of October 31, 2019. We had a total of $420.2 million available under the Revolver after we drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of April 30, 2019. We had a total of $11.0 million and $8.5 million of standby letters of credits with other financial institutions as of October 31, 2019 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2019 and 2018, we recorded foreign currency losses of $1.6 million and $1.1 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Swiss Franc, Euro, Canadian Dollar, Singapore Dollar, Brazilian Real and South Korean Won. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2019, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $10.9 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of October 31, 2019, there was $276.9 million outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. A 100-basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million and $1.2 million for the three and six months ended October 31, 2019. During the three and six months ended October 31, 2019, the average interest rate on our long-term debt arrangements was 3.37% and 3.53% respectively. During the three and six months ended October 31, 2018, the average interest rate on our long-term debt arrangements was 3.39% and 3.31%, respectively.

To mitigate this interest rate risk, we entered into an interest rate swap contract in March 2017 with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. As of October 31, 2019, the notional amount was $99.7 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on a portion of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $92.3 million and $93.2 million of borrowings against the CSV of COLI contracts as of October 31, 2019 and April 30, 2019, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2019:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2019 — August 31, 2019	598,592	$38.06	598,592	$215.2 million
September 1, 2019— September 30, 2019	369,096	$38.13	367,500	$201.2 million
October 1, 2019— October 31, 2019	344,986	$36.15	343,000	$188.8 million
Total	1,312,674	$37.58	1,309,092

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $49.2 million of the Company’s common stock under the program during the second quarter of fiscal 2020.

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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company, effective January 1, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.3*	Restated Certificate of Incorporation of the Company, effective January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
10.1*	Fourth Amendment and Restated Korn Ferry 2008 Stock Incentive Plan, effective August 19, 2019, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 7, 2019.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2019, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 6, 2019