Form 10-Q
period 2020-01-31
KORN FERRY
filed 2020-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

The number of shares outstanding of our common stock as of March 5, 2020 was 55,044,489 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$563,708	$626,360
Marketable securities	41,022	8,288
Receivables due from clients, net of allowance for doubtful accounts of $25,168 and $21,582 at January 31, 2020 and April 30, 2019, respectively	472,261	404,857
Income taxes and other receivables	38,656	26,767
Unearned compensation	46,386	42,003
Prepaid expenses and other assets	35,094	28,535
Total current assets	1,197,127	1,136,810

Marketable securities, non-current	143,789	132,463
Property and equipment, net	143,230	131,505
Operating lease right-of-use assets, net	209,236	—
Cash surrender value of company-owned life insurance policies, net of loans	145,305	126,000
Deferred income taxes	44,928	43,220
Goodwill	615,513	578,298
Intangible assets, net	116,882	82,948
Unearned compensation, non-current	93,934	80,924
Investments and other assets	29,705	22,684
Total assets	$2,739,649	$2,334,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$36,044	$39,156
Income taxes payable	17,128	21,145
Compensation and benefits payable	258,789	328,610
Operating lease liability, current	53,592	—
Other accrued liabilities	194,838	162,047
Total current liabilities	560,391	550,958

Deferred compensation and other retirement plans	283,293	257,635
Operating lease liability, non-current	194,209	—
Long-term debt	393,986	222,878
Deferred tax liabilities	837	1,103
Other liabilities	29,280	58,891
Total liabilities	1,461,996	1,091,465

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 73,210 and 72,442 shares issued and 55,258 and 56,431 shares outstanding at January 31, 2020 and April 30, 2019, respectively	604,609	656,463
Retained earnings	749,301	660,845
Accumulated other comprehensive loss, net	(78,810)	(76,652)
Total Korn Ferry stockholders' equity	1,275,100	1,240,656
Noncontrolling interest	2,553	2,731
Total stockholders' equity	1,277,653	1,243,387
Total liabilities and stockholders' equity	$2,739,649	$2,334,852

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Fee revenue	$515,325	$474,504	$1,492,263	$1,435,277
Reimbursed out-of-pocket engagement expenses	12,654	11,668	36,091	36,050
Total revenue	527,979	486,172	1,528,354	1,471,327

Compensation and benefits	348,597	321,835	1,014,475	979,575
General and administrative expenses	71,355	61,179	199,171	287,641
Reimbursed expenses	12,654	11,668	36,091	36,050
Cost of services	30,822	17,066	66,371	55,020
Depreciation and amortization	14,863	11,741	40,355	34,490
Restructuring charges, net	18,093	—	18,093	—
Total operating expenses	496,384	423,489	1,374,556	1,392,776

Operating income	31,595	62,683	153,798	78,551
Other income, net	5,055	2,463	8,014	2,483
Interest expense, net	(6,919)	(4,282)	(15,186)	(12,722)
Income before provision for income taxes	29,731	60,864	146,626	68,312
Income tax provision	8,775	15,420	38,988	14,143
Net income	20,956	45,444	107,638	54,169
Net income attributable to noncontrolling interest	(963)	(480)	(1,890)	(1,782)
Net income attributable to Korn Ferry	$19,993	$44,964	$105,748	$52,387

Earnings per common share attributable to Korn Ferry:
Basic	$0.37	$0.81	$1.92	$0.94
Diluted	$0.36	$0.80	$1.90	$0.92

Weighted-average common shares outstanding:
Basic	53,999	55,233	54,611	55,358
Diluted	54,264	55,753	55,006	56,181

Cash dividends declared per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Net income	$20,956	$45,444	$107,638	$54,169

Other comprehensive income (loss):
Foreign currency translation adjustments	497	6,089	(3,588)	(21,245)
Deferred compensation and pension plan adjustments, net of tax	943	273	1,933	819
Net unrealized loss on marketable securities, net of tax	(5)	—	(5)	—
Net unrealized gain (loss) on interest rate swap, net of tax	495	(980)	(456)	(702)
Comprehensive income	22,886	50,826	105,522	33,041
Less: comprehensive income attributable to noncontrolling interest	(1,057)	(552)	(1,932)	(1,593)
Comprehensive income attributable to Korn Ferry	$21,829	$50,274	$103,590	$31,448

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	645,299	697,715	(82,114)	1,260,900	3,494	1,264,394
Net income	—	—	42,804	—	42,804	228	43,032
Other comprehensive income (loss)	—	—	—	1,468	1,468	(116)	1,352
Dividends paid to shareholders	—	—	(5,628)	—	(5,628)	—	(5,628)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,046)	(1,046)
Purchase of stock	(1,313)	(49,325)	—	—	(49,325)	—	(49,325)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	5,712	—	—	5,712	—	5,712
Balance as of October 31, 2019	55,315	601,686	734,891	(80,646)	1,255,931	2,560	1,258,491
Net income	—	—	19,993	—	19,993	963	20,956
Other comprehensive income	—	—	—	1,836	1,836	94	1,930
Dividends paid to shareholders	—	—	(5,583)	—	(5,583)	—	(5,583)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,064)	(1,064)
Purchase of stock	(157)	(6,263)	—	—	(6,263)	—	(6,263)
Issuance of stock	100	3,967	—	—	3,967	—	3,967
Stock-based compensation	—	5,219	—	—	5,219	—	5,219
Balance as of January 31, 2020	55,258	$604,609	$749,301	$(78,810)	$1,275,100	$2,553	$1,277,653

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,054)	—	—	(13,054)	—	(13,054)
Issuance of stock	621	4,803	—	—	4,803	—	4,803
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	681,060	537,015	(56,488)	1,161,587	3,033	1,164,620
Net income	—	—	46,034	—	46,034	1,283	47,317
Other comprehensive loss	—	—	—	(12,093)	(12,093)	(267)	(12,360)
Dividends paid to shareholders	—	—	(5,716)	—	(5,716)	—	(5,716)
Dividends paid to noncontrolling interest	—	—	—	—	—	(690)	(690)
Purchase of stock	(459)	(22,875)	—	—	(22,875)	—	(22,875)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	6,301	—	—	6,301	—	6,301
Balance as of October 31, 2018	56,511	664,486	577,333	(68,581)	1,173,238	3,359	1,176,597
Net income	—	—	44,964	—	44,964	480	45,444
Other comprehensive income	—	—	—	5,310	5,310	72	5,382
Dividends paid to shareholders	—	—	(6,015)	—	(6,015)	—	(6,015)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,565)	(1,565)
Purchase of stock	(503)	(21,940)	—	—	(21,940)	—	(21,940)
Issuance of stock	412	3,724	—	—	3,724	—	3,724
Stock-based compensation	—	5,413	—	—	5,413	—	5,413
Balance as of January 31, 2019	56,420	$651,683	$616,282	$(63,271)	$1,204,694	$2,346	$1,207,040

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$107,638	$54,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,355	34,490
Stock-based compensation expense	16,988	18,028
Tradename write-offs	—	106,555
Write-off of long-lived assets	2,654	—
Provision for doubtful accounts	10,958	11,012
Gain on cash surrender value of life insurance policies	(5,794)	(4,547)
Gain on marketable securities	(8,341)	(1,330)
Deferred income taxes	(1,974)	(23,192)
Change in other assets and liabilities:
Deferred compensation	26,646	5,486
Receivables due from clients	(37,258)	(44,332)
Income taxes and other receivables	(6,424)	(1,142)
Prepaid expenses and other assets	(9,191)	(479)
Unearned compensation	(17,393)	(15,097)
Income taxes payable	(1,444)	(532)
Accounts payable and accrued liabilities	(59,911)	(33,076)
Other	(372)	(5,056)
Net cash provided by operating activities	57,137	100,957
Cash flows from investing activities:
Purchase of property and equipment	(33,753)	(36,886)
Purchase of marketable securities	(39,081)	(8,672)
Proceeds from sales/maturities of marketable securities	3,245	13,557
Cash paid for acquisitions, net of cash acquired	(108,602)	—
Premium on company-owned life insurance policies	(15,448)	(34,612)
Proceeds from life insurance policies	2,280	6,972
Dividends received from unconsolidated subsidiaries	286	140
Net cash used in investing activities	(191,073)	(59,501)
Cash flows from financing activities:
Proceeds from long term debt	445,500	226,875
Principal payments on long term debt	(276,875)	(238,906)
Payment of debt issuance costs	(3,050)	(2,181)
Repurchases of common stock	(68,055)	(37,372)
Payments of tax withholdings on restricted stock	(8,862)	(20,497)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,684	7,271
Borrowings under life insurance policies	—	31,870
Payments on life insurance policy loans	(943)	(4,351)
Principal payments on finance leases	(1,426)	—
Dividends paid to shareholders	(17,292)	(17,758)
Dividends - noncontrolling interest	(2,110)	(2,255)
Payment of contingent consideration from acquisitions	(455)	(455)
Net cash provided by (used in) financing activities	74,116	(57,759)
Effect of exchange rate changes on cash and cash equivalents	(2,832)	(15,036)
Net decrease in cash and cash equivalents	(62,652)	(31,339)
Cash and cash equivalents at beginning of period	626,360	520,848
Cash and cash equivalents at end of the period	$563,708	$489,509

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn Ferry, a Delaware corporation (the “Company”), and its subsidiaries is a global organizational consulting firm. The Company helps clients synchronize strategy and talent to drive superior performance. The Company works with organizations to design their structures, roles, and responsibilities. The Company helps organizations hire the right people to bring their strategy to life and advise them on how to reward, develop, and motivate their people.

The Company is pursuing a strategy that will help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach builds on the best of our past and gives the Company a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving our consultants more frequent and expanded opportunities to engage with clients.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits. This is supported and underpinned by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data.

2.

Digital is an integrated platform that gives clients direct access to people and organizational data, insights, analytics and digital assets. It is comprised of individual products that when used together, give clients a common language for all talent matters.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

4.

RPO and Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

The combination of Consulting and Digital were formerly referred to as Korn Ferry Advisory (“Advisory”).

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

The Company has control of a Mexican subsidiary and consolidates the operations of this subsidiary. Noncontrolling interest, which represents the Mexican partners’ 51% interest in the Mexican subsidiary, is reflected on the Company’s consolidated financial statements.

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

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

Revenue Recognition

Substantially all fee revenue is derived from talent and organizational consulting services and the digital sales, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, either stand-alone or as part of a solution.

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

Consulting fee revenue is primarily recognized as services are rendered, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

Digital revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of our proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are sold or shipped.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2020, the Company’s investments in cash equivalents consisted of money market funds, commercial papers and corporate notes/bonds with maturity of less than 90 days for which market prices are readily available. As of April 30, 2019, cash equivalents consisted of money market funds.

Marketable Securities

The Company currently has investments in marketable securities and mutual funds that are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets.

The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as trading securities based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities, and the Company invests in marketable securities to mirror these elections. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying consolidated statements of income in other income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/ bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period, a write-down may be necessary. During the three and nine months ended January 31, 2020 and 2019, no other-than-temporary impairment was recognized.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

As of January 31, 2020 and April 30, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale, foreign currency forward contracts and interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

On December 16, 2019, in conjunction with the payoff of the credit facility, the Company terminated its interest rate swap. The Company had entered into the interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective was to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company determined that the interest rate swap qualified as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge were recorded as a component of accumulated other comprehensive loss within stockholders’ equity and are amortized to interest expense over the term of the related debt.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, right-of-use assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended January 31, 2020, the Company decided that it would exit 16 office leases as part of the integration of the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution (“Acquired Companies”). This resulted in an impairment charge of the ROU asset of $2.3 million and impairment of leasehold improvements and furniture and fixtures of $0.4 million, both recorded in the consolidated statements of income in general and administrative expenses.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2019, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. The Company’s annual impairment test will be performed in the fourth quarter of fiscal 2020. There was also no indication of potential impairment as of January 31, 2020 and April 30, 2019 that required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of January 31, 2020 and April 30, 2019, there were no indicators of impairment with respect to the Company’s intangible assets.

On June 12, 2018, the Company’s Board of Directors voted to approve a plan to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. As a result, the Company discontinued the use of all sub-brands being used at that time. Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset write-off of $106.6 million during the nine months ended January 31, 2019, recorded in general and administrative expenses.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Consulting, Digital and RPO & Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business, and Company performance, including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance-related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $177.9 million and $202.4 million during the nine months ended January 31, 2020 and 2019, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2020 and 2019, the performance related bonus expense was $60.5 million and $59.5 million, respectively.

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

The adoption of this standard had a material impact on the consolidated balance sheet as of January 31, 2020 due to the recognition of ROU assets and operating lease liabilities, but an immaterial impact on the Company’s consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. Upon adoption we recognized total ROU assets of $236.1 million with a corresponding liability of $272.3 million. The ROU asset balance was adjusted by the reclassification of pre-existing prepaid expenses and other assets and deferred rent balances of $5.1 million and $41.3 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The guidance refined and expanded strategies that qualify for hedge accounting and simplified the application of hedge accounting in certain situations. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in its fiscal year beginning May 1, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements.

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

In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal year beginning after December 15, 2020, with early adoption permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2021. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

During the three and nine months ended January 31, 2020, restricted stock awards of 0.7 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2019, restricted stock awards of 0.7 million and 0.6 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$19,993	$44,964	$105,748	$52,387
Less: distributed and undistributed earnings to nonvested restricted stockholders	222	468	1,138	541
Basic net earnings attributable to common stockholders	19,771	44,496	104,610	51,846
Add: undistributed earnings to nonvested restricted stockholders	161	409	960	365
Less: reallocation of undistributed earnings to nonvested restricted stockholders	160	405	953	359
Diluted net earnings attributable to common stockholders	$19,772	$44,500	$104,617	$51,852

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	53,999	55,233	54,611	55,358
Effect of dilutive securities:
Restricted stock	258	516	363	799
ESPP	7	4	32	24
Diluted weighted-average number of common shares outstanding	54,264	55,753	55,006	56,181

Net earnings per common share:
Basic earnings per share	$0.37	$0.81	$1.92	$0.94
Diluted earnings per share	$0.36	$0.80	$1.90	$0.92

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

The components of accumulated other comprehensive income (loss) were as follows:

	January 31, 2020	April 30, 2019
	(in thousands)
Foreign currency translation adjustments	$(63,900)	$(60,270)
Deferred compensation and pension plan adjustments, net of tax	(14,905)	(16,838)
Marketable securities unrealized loss, net of tax	(5)	—
Interest rate swap unrealized gain, net of tax	—	456
Accumulated other comprehensive loss, net	$(78,810)	$(76,652)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended January 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2019	$(64,303)	$(15,848)	$—	$(495)	$(80,646)
Unrealized gains (losses) arising during the period	403	450	(5)	128	976
Reclassification of realized net losses to net income	—	493	—	367	860
Balance as of January 31, 2020	$(63,900)	$(14,905)	$(5)	$—	$(78,810)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the nine months ended January 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Unrealized Gains (Losses) on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$—	$456	$(76,652)
Unrealized (losses) gains arising during the period	(3,630)	450	(5)	(678)	(3,863)
Reclassification of realized net losses to net income	—	1,483	—	222	1,705
Balance as of January 31, 2020	$(63,900)	$(14,905)	$(5)	$—	$(78,810)

(1)

The tax effect on unrealized gains was $0.2 million for both the three and nine months ended January 31, 2020, respectively. The tax effect on the reclassifications of realized net losses was $0.2 million and $0.5 million for the three and nine months ended January 31, 2020, respectively.

(2)

The tax effect on unrealized gains (losses) was $0.1 million and ($0.2) million for the three and nine months ended January 31, 2020, respectively. The tax effect on the reclassification of realized net losses to net income was $0.1 million for both the three and nine months ended January 31, 2020, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended January 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2018	$(59,472)	$(10,923)	$1,814	$(68,581)
Unrealized gains (losses) arising during the period	6,017	—	(880)	5,137
Reclassification of realized net losses (gains) to net income	—	273	(100)	173
Balance as of January 31, 2019	$(53,455)	$(10,650)	$834	$(63,271)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the nine months ended January 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$(32,399)	$(9,073)	$1,337	$(40,135)
Unrealized losses arising during the period	(21,056)	—	(538)	(21,594)
Reclassification of realized net losses (gains) to net income	—	819	(164)	655
Effect of adoption of accounting standard	—	(2,396)	199	(2,197)
Balance as of January 31, 2019	$(53,455)	$(10,650)	$834	$(63,271)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.3 million for the three and nine months ended January 31, 2019, respectively.

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

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Restricted stock	$5,219	$5,413	$16,022	$17,083
ESPP	249	246	966	945
Total stock-based compensation expense	$5,468	$5,659	$16,988	$18,028

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Restricted stock activity during the nine months ended January 31, 2020 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2019	1,460	$38.42
Granted	605	$38.44
Vested	(622)	$25.16
Forfeited/expired	(49)	$34.92
Non-vested, January 31, 2020	1,394	$44.48

As of January 31, 2020, there were 0.5 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $12.7 million.

As of January 31, 2020, there was $40.7 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During the three and nine months ended January 31, 2020, 3,343 shares and 228,579 shares of restricted stock totaling $0.1 million and $8.8 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and nine months ended January 31, 2019, 150,227 shares and 352,730 shares of restricted stock totaling $7.3 million and $20.5 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three and nine months ended January 31, 2020, employees purchased 93,557 shares at $36.04 per share and 220,161 shares at $34.90 per share, respectively. During the three and nine months ended January 31, 2019, employees purchased 94,193 shares at $33.61 per share and 169,299 shares at $42.05 per share, respectively. As of January 31, 2020, the ESPP had approximately 0.7 million shares remaining available for future issuance.

Common Stock

During the three and nine months ended January 31, 2020, the Company repurchased (on the open market or through privately negotiated transactions) 154,100 shares and 1,787,292 shares of the Company’s common stock for $6.2 million and $68.1 million, respectively. During the three and nine months ended January 31, 2019, the Company repurchased (on the open market or through privately negotiated transactions) 352,800 shares and 809,074 shares of the Company’s common stock for $14.7 million for $37.4 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2020 and April 30, 2019:

	January 31, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$506,816	$—	$—	$506,816	$506,816	$—	$—	$—
Money market funds	50,402	—	—	50,402	50,402	—	—	—
Mutual funds (1)	143,885	8,366	(662)	151,589	—	7,800	143,789	—
Total	$701,103	$8,366	$(662)	$708,807	$557,218	$7,800	$143,789	$—

Level 2:
Commercial paper	$19,281	$—	$(2)	$19,279	$2,793	$16,486	$—	$—
Corporate notes/bonds	20,438	1	(6)	20,433	3,697	16,736	—	—
Total debt investments	$39,719	$1	$(8)	$39,712	$6,490	$33,222	$—	$—
Foreign currency forward contracts	$—	$751	$(629)	$122	$—	$—	$—	$122

	April 30, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$579,998	$—	$—	$579,998	$579,998	$—	$—	$—
Money market funds	46,362	—	—	46,362	46,362	—	—	—
Mutual funds (1)	135,439	6,301	(989)	140,751	—	8,288	132,463	—
Total	$761,799	$6,301	$(989)	$767,111	$626,360	$8,288	$132,463	$—

Level 2:
Foreign currency forward contracts	$—	$821	$(722)	$99	$—	$—	$—	$99
Interest rate swap	$—	$619	$—	$619	$—	$—	$—	$619

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $135.7 million and $122.3 million as of January 31, 2020 and April 30, 2019, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $23.2 million and $24.6 million as of January 31, 2020 and April 30, 2019, respectively. During the three and nine months ended January 31, 2020, the fair value of the investments increased; therefore, the Company recognized a gain of $5.2 million and $8.3 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2019, the fair value of the investments increased; therefore, the Company recognized a gain of $2.2 million and $1.3 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2020, marketable securities classified as available-for-sale consist of commercial paper and corporate notes/bonds for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of January 31, 2020, available-for-sale marketable securities have remaining maturities ranging from three to eleven months. During the three and nine months ended January 31, 2020, there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2020 and April 30, 2019, the Company’s investments in marketable securities classified as trading consisted of mutual funds for which market prices are readily available.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The interest rate swap agreement locked the interest rates on a portion of the debt outstanding at 1.919%, exclusive of the credit spread on the debt. The Company designated the swap as a cash flow hedge. On December 16, 2019, in conjunction with the payoff of the credit facility, the Company terminated the interest rate swap and recorded $0.5 million in interest expense, net.

The fair value of the derivative designated as a cash flow hedge instrument was as follows:

	January 31, 2020	April 30, 2019
	(in thousands)
Derivative asset:
Interest rate swap contract	$—	$619

During the three and nine months ended January 31, 2020 and 2019, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Gains (losses) recognized in other comprehensive income (net of tax effects of $45, $(309), $(238) and $(189), respectively)	$128	$(880)	$(678)	$(538)
(Losses) gains reclassified from accumulated other comprehensive loss into interest expense, net	$(493)	$135	$(297)	$221

The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2020	April 30, 2019
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$751	$821
Derivative liabilities:
Foreign currency forward contracts	$629	$722

As of January 31, 2020, the total notional amounts of the forward contracts purchased and sold were $78.4 million and $58.5 million, respectively. As of April 30, 2019, the total notional amounts of the forward contracts purchased and sold were $51.4 million and $40.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and nine months ended January 31, 2020, the Company incurred gains of $0.5 million and $1.0 million, respectively, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and nine months ended January 31, 2019, the Company incurred gains of $0.7 million and $0.6 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of income. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Service cost	$6,502	$4,538	$18,432	$12,716
Interest cost	1,423	1,330	4,238	3,956
Amortization of actuarial loss	746	446	2,236	1,338
Expected return on plan assets (1)	(363)	(392)	(1,089)	(1,176)
Net periodic service credit amortization	(77)	(77)	(231)	(231)
Net periodic benefit costs (2)	$8,231	$5,845	$23,586	$16,603

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.25% for January 31, 2020 and 2019, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $237.6 million and $219.2 million as of January 31, 2020 and April 30, 2019, respectively, was offset by outstanding policy loans of $92.3 million and $93.2 million in the accompanying consolidated balance sheets as of January 31, 2020 and April 30, 2019, respectively. The CSV value of the underlying COLI investments increased by $1.6 million and $5.8 million during the three and nine months ended January 31, 2020, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $1.5 million and $4.5 million during the three and nine months ended January 31, 2019, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2020, deferred compensation liability increased; therefore, the Company recognized compensation expense of $5.0 million and $8.6 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $5.2 million and $8.3 million during the three and nine months ended January 31, 2020, respectively, recorded in other income, net on the consolidated statements of income. During the three and nine months ended January 31, 2019, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.2 million and $2.0 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $2.2 million and $1.3 million during the three and nine months ended January 31, 2019, respectively, recorded in other income, net on the consolidated statements of income (see Note 5—Financial Instruments).

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

7. Fee Revenue

Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, standalone or as part of a solution.

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

The following table outlines our contract asset and liability balances as of January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019
	(in thousands)
Contract assets (unbilled receivables)	$91,462	$60,595
Contract liabilities (deferred revenue)	$142,014	$112,999

During the nine months ended January 31, 2020, we recognized revenue of $84.1 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of January 31, 2020, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $596.1 million. Of the $596.1 million of remaining performance obligations, the Company expects to recognize approximately $122.0 million as fee revenue in fiscal 2020, $263.6 million in fiscal 2021, $117.2 million in fiscal 2022 and the remaining $93.3 million in fiscal 2023 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$148,552	28.8%	$138,460	29.2%
Financial Services	87,917	17.1	86,570	18.2
Life Sciences/Healthcare	88,924	17.3	76,654	16.2
Consumer Goods	76,719	14.9	74,186	15.6
Technology	78,823	15.3	66,188	13.9
Education/Non-Profit	32,142	6.2	29,108	6.1
General	2,248	0.4	3,338	0.8
Fee Revenue	$515,325	100.0%	$474,504	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

	Nine Months Ended January 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$427,469	28.6%	$418,159	29.1%
Financial Services	260,250	17.4	260,975	18.2
Life Sciences/Healthcare	259,845	17.4	239,425	16.7
Consumer Goods	223,779	15.0	224,848	15.7
Technology	218,273	14.6	189,155	13.2
Education/Non-Profit	92,605	6.3	90,748	6.3
General	10,042	0.7	11,967	0.8
Fee Revenue	$1,492,263	100.0%	$1,435,277	100.0%

8. Income Taxes

The provision for income tax was an expense of $8.8 million and $39.0 million in the three and nine months ended January 31, 2020, respectively, resulting in a 29.5% and 26.6% effective tax rate, respectively. In both periods, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory tax rates.

9. Restructuring Charges, Net

During the three months ended January 31, 2020, the Company adopted a restructuring plan to rationalize its cost structure to realize the efficiencies and operational improvement that the investments in the Digital business, as discussed in Note 10—Segments, have enabled us to, or position us to, realize. The restructuring plan impacts both the Consulting and Digital segments and includes the elimination of redundant positions, which resulted in restructuring charges, net of $18.1 million in the three and nine months ended January 31, 2020, relating to severance for positions that have been eliminated.

Changes in the restructuring liability during the three months ended January 31, 2020 are as follows:

Restructuring Liability
(in thousands)
As of October 31, 2019	$528
Restructuring charges, net	18,093
Reductions for cash payments	(11,075)
Non-cash payments	(1,284)
Exchange rate fluctuations	12
As of January 31, 2020	$6,274

Changes in the restructuring liability during the nine months ended January 31, 2020 are as follows:

Restructuring Liability
(in thousands)
As of April 30, 2019	$531
Restructuring charges, net	18,093
Reductions for cash payments	(11,075)
Non-cash payments	(1,284)
Exchange rate fluctuations	9
As of January 31, 2020	$6,274

As of January 31, 2020 and April 30, 2019, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.7 million and $0.5 million, respectively, which are included in other long-term liabilities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

10. Segments

Over the past year the Company invested in its digital business in order to digitize and harmonize the structure of its IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consultant engagement. These investments combined with the recent acquisition of the Acquired Companies have provided the Company the opportunity to reassess how the Company manages its Advisory business. Given the Company’s strategy and development of financial and operational metrics for the Consulting and Digital businesses the Company’s chief operating decision maker has begun to regularly make resource allocation decisions and assess performance separately between Consulting and Digital. Therefore, on November 1, 2019, the Company changed the composition of its global segments and under the new reporting format, the Advisory segment has been separated into two segments, Consulting and Digital. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Due to this change, the Company completed a qualitative assessment for any potential goodwill impairment both prior and subsequent to the aforementioned change and determined that no impairment indicators were present. Operating results prior to November 1, 2019 have been revised to conform to the new segment reporting.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits. This is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

2.

Digital is an integrated platform that gives clients direct access to people and organizational data, insights, analytics and digital assets. It is comprised of individual products that when used together, give clients a common language for all talent matters.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

4.

RPO and Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, and RPO and Professional Search are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Digital and RPO and Professional Search, report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Note 1—Organization and Summary of Significant Accounting Policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. The Company’s chief operating decision maker is not provided asset information by reportable segment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$140,525	$99,389	$106,888	$44,301	$25,089	$7,283	$183,561	$91,850	$—	$515,325
Total revenue	$144,298	$100,663	$110,230	$45,077	$25,365	$7,351	$188,023	$94,995	$—	$527,979

Net income attributable to Korn Ferry										$19,993
Net income attributable to noncontrolling interest										963
Other income, net										(5,055)
Interest expense, net										6,919
Income tax provision										8,775
Operating income (loss)	$2,663	$8,463	$21,808	$4,644	$5,070	$1,198	$32,720	$14,144	$(26,395)	31,595
Depreciation and amortization	4,417	5,832	847	422	329	295	1,893	979	1,742	14,863
Other income (loss), net	558	193	3,963	29	106	162	4,260	88	(44)	5,055
EBITDA	7,638	14,488	26,618	5,095	5,505	1,655	38,873	15,211	(24,697)	51,513
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	2,372	6,704
Restructuring, charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$18,699	$25,852	$26,618	$6,878	$5,505	$1,655	$40,656	$15,211	$(22,325)	$78,093

	Three Months Ended January 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$139,029	$62,473	$114,215	$45,940	$25,687	$7,554	$193,396	$79,606	$—	$474,504
Total revenue	$143,204	$62,473	$117,725	$46,639	$26,046	$7,573	$197,983	$82,512	$—	$486,172

Net income attributable to Korn Ferry										$44,964
Net income attributable to noncontrolling interest										480
Other income, net										(2,463)
Interest expense, net										4,282
Income tax provision										15,420
Operating income (loss)	$11,782	$17,497	$30,596	$7,525	$5,929	$653	$44,703	$12,176	$(23,475)	62,683
Depreciation and amortization	4,001	3,306	970	402	338	97	1,807	803	1,824	11,741
Other income (loss), net	582	204	1,626	26	(134)	133	1,651	77	(51)	2,463
EBITDA	16,365	21,007	33,192	7,953	6,133	883	48,161	13,056	(21,702)	76,887
Integration/acquisition costs	650	127	—	—	—	—	—	—	27	804
Adjusted EBITDA	$17,015	$21,134	$33,192	$7,953	$6,133	$883	$48,161	$13,056	$(21,675)	$77,691

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

	Nine Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$422,103	$223,097	$332,428	$130,652	$78,395	$23,140	$564,615	$282,448	$—	$1,492,263
Total revenue	$433,832	$224,371	$342,753	$132,830	$79,201	$23,211	$577,995	$292,156	$—	$1,528,354

Net income attributable to Korn Ferry										$105,748
Net income attributable to noncontrolling interest										1,890
Other income, net										(8,014)
Interest expense, net										15,186
Income tax provision										38,988
Operating income (loss)	$24,272	$41,036	$80,254	$18,466	$17,866	$2,999	$119,585	$44,279	$(75,374)	153,798
Depreciation and amortization	13,188	13,156	2,617	1,328	1,004	938	5,887	2,961	5,163	40,355
Other income (loss), net	1,469	528	5,740	148	193	249	6,330	216	(529)	8,014
EBITDA	38,929	54,720	88,611	19,942	19,063	4,186	131,802	47,456	(70,740)	202,167
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	4,987	9,319
Restructuring charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$49,990	$66,084	$88,611	$21,725	$19,063	$4,186	$133,585	$47,456	$(65,753)	$231,362

	Nine Months Ended January 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$423,958	$190,008	$342,175	$137,522	$79,918	$24,339	$583,954	$237,357	$—	$1,435,277
Total revenue	$437,235	$190,008	$352,804	$140,024	$80,817	$24,388	$598,033	$246,051	$—	$1,471,327

Net income attributable to Korn Ferry										$52,387
Net income attributable to noncontrolling interest										1,782
Other income, net										(2,483)
Interest expense, net										12,722
Income tax provision										14,143
Operating income (loss)	$(47,431)	$23,057	$92,438	$21,813	$19,337	$3,460	$137,048	$36,337	$(70,460)	78,551
Depreciation and amortization	12,219	9,483	2,917	867	1,083	305	5,172	2,325	5,291	34,490
Other income (loss), net	1,107	514	1,146	388	118	263	1,915	103	(1,156)	2,483
EBITDA	(34,105)	33,054	96,501	23,068	20,538	4,028	144,135	38,765	(66,325)	115,524
Integration/acquisition costs	5,304	1,255	—	—	—	—	—	—	187	6,746
Tradename write-offs	76,967	29,588	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$48,166	$63,897	$96,501	$23,068	$20,538	$4,028	$144,135	$38,765	$(66,138)	$228,825

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

11. Long-Term Debt

4.625% Senior Unsecured Notes due 2027

On December 16, 2019, the Company completed a private placement of 4.625% Senior Unsecured Notes due 2027 (the “Notes”) with $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Company may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, the Company may redeem the Notes at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture governing the Notes), and accrued and unpaid interest. At any time prior to December 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, the Company may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated:

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. The remainder of the proceeds will be used for general corporate requirements. The effective interest rate on the Notes is 4.86%. As of January 31, 2020, the fair value of the Notes was $402 million, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	January 31, 2020	April 30, 2019
Senior Unsecured Notes	$400,000	$—
Revolver	—	226,875
Less: Unamortized discount and issuance costs	(6,014)	(3,997)
Long-term borrowings, net of unamortized discount and debt issuance costs	$393,986	$222,878

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA is no greater than 4.00 to 1.00, and the pro forma liquidity is at least $50.0 million. The payoff of the term loan under the Prior Credit Agreement is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2020, the average interest rate on amounts outstanding under the prior revolver was 2.94% and 3.44%, respectively. During the three and nine months ended January 31, 2019, the average interest rate on amounts outstanding under the prior revolver was 3.64% and 3.42%, respectively.

As of January 31, 2020, there was no outstanding liability under the Revolver compared to $226.9 million as of April 30, 2019 under the prior revolver. The unamortized debt issuance costs associated with the Credit Agreement was $4.5 million as of January 31, 2020 and $4.0 million under the Prior Credit Agreement as of April 30, 2019. As of January 31, 2020 debt issuance costs were included in other current assets and other non-current assets on the balance sheet. As of January 31, 2020, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit has been issued as of January 31, 2020. The Company had a total of $420.2 million available under the prior revolver after the Company drew down $226.9 million and after $2.9 million of standby letters of credit had been issued as of April 30, 2019. The Company had a total of $11.1 million and $8.5 million of standby letters with other financial institutions as of January 31, 2020 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

As a result of the acquisition of the Acquired Companies, the Company recognized ROU assets of $3.2 million with a corresponding liability of $6.7 million. The ROU asset balance was adjusted by reclassification of pre-existing prepaid expenses, restructuring liabilities and deferred rent totaling $3.5 million. As part of the plan for integrating the Acquired Companies, the Company decided to exit 16 office leases and as a result, recorded an impairment charge of the ROU assets of $2.3 million recorded in the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

The components of lease expense were as follows:

	Three Months Ended January 31, 2020	Nine Months Ended January 31, 2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$467	$1,410
Interest on lease liabilities	38	117
	505	1,527
Operating lease cost	15,035	43,428
Short-term lease cost	335	891
Variable lease cost	3,988	10,064
Lease impairment cost	2,282	2,282
Sublease income	(217)	(324)
Total lease cost	$21,928	$57,868

Supplemental cash flow information related to leases was as follows:

Nine Months Ended January 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47,040
Financing cash flows from finance leases	$1,426

ROU assets obtained in exchange for lease obligations:
Operating leases	$11,742
Finance leases	$1,102

Supplemental balance sheet information related to leases was as follows:

January 31, 2020
(in thousands)
Finance Leases:

Property and equipment, at cost	$4,825
Accumulated depreciation	(1,367)
Property and equipment, net	$3,458

Other accrued liabilities	$1,511
Other liabilities	1,996
Total finance lease liabilities	$3,507

Weighted average remaining lease terms:
Operating leases	6.4 years
Finance leases	2.8 years

Weighted average discount rate:
Operating leases	4.8%
Finance leases	4.1%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2020 (continued)

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2020 (excluding the nine months ended January 31, 2020)	$15,993	$456
2021	57,740	1,503
2022	50,324	1,052
2023	43,468	441
2024	40,464	206
Thereafter	77,370	48
Total lease payments	285,359	3,706
Less: imputed interest	37,558	199
Total	$247,801	$3,507

13. Acquisition

On November 1, 2019, the Company completed its acquisition of the Acquired Companies for $108.6 million, net of cash acquired.

The Acquired Companies contribute a world-class portfolio of learning, development and performance improvement offerings and expertise to Korn Ferry and bolster the Company’s substantial leadership development capabilities. The Acquired Companies specialize in transforming sales performance and customer experience, offer frontline leadership development and provide organizational and project management training. These companies are included in the new Digital segment which, working closely with the new Consulting segment, will provide clients with direct access to data, insights and analytics from one of the world’s most comprehensive people and organizational databases. The addition of the Acquired Companies further expands Korn Ferry’s vast intellectual property and content and leverages the firm’s digital delivery platforms. Actual results of operations of the Acquired Companies are included in the Company’s consolidated financial statements from November 1, 2019, the effective date of the acquisition.

The following table provides a summary of the net assets acquired:

(in thousands)
Current assets (1)	$44,475
Long-term assets	16,413
Intangibles assets (2)	45,400
Current liabilities	29,502
Long-term liabilities	5,720
Net assets acquired	71,066
Purchase price	108,602
Goodwill(3)	$37,536

(1)	Included in current assets is acquired receivables in the amount of $41.1 million.
(2)

Acquisition-related intangible assets acquired in connection with the acquisition of the Acquired Companies consists of intellectual property, customer relationships and tradenames of $36.0 million, $6.2 million, and $3.2 million, respectively, with weighted-average useful lives from the date of purchase of seven years, ten years, and nine years, respectively.

(3)	Tax deductible goodwill from the acquisition was $37.1 million as of January 31, 2020.

The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of January 31, 2020, these allocations remain preliminary with regard to income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months.

14. Subsequent Event

Quarterly Dividend Declaration

On March 10, 2020, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of April 15, 2020 to holders of the Company’s common stock of record at the close of business on March 26, 2020. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals as well as the expected benefits of the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution (collectively, the “Acquired Companies”), the timing and expected benefits of our recently adopted restructuring plan and the potential negative impact of the coronavirus (COVID-19) outbreak on our business, employees, customers and our ability to provide services in affected regions, also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, the expected timing of the consummation of the Plan (as defined below), the impact of the Plan’s rebranding on the Company’s products and services, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, consolidation of the industries we serve, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the effects of the Tax Cuts and Jobs Act (the “Tax Act”) and other future changes in tax laws, treaties, or regulations on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the withdrawal of the United Kingdom from the European Union, changes in our accounting estimates and assumptions, alignment of our cost structure, the utilization and billing rates of our consultants, seasonality, expansion of social media platforms, ability to effect acquisition and integrate the Acquired Companies; the ability to recognize the anticipated benefits of the acquisition of the Acquired Companies; the costs related to the acquisition of the Acquired Companies; our indebtedness, the phase-out of LIBOR, the potential negative impact of the coronavirus (COVID-19) outbreak on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the this Quarterly Report on Form 10-Q and in the Company’s other Exchanges Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn Ferry (referred to herein as the “Company,” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm. We help clients synchronize strategy and talent to drive superior performance. We work with organizations to design their structures, roles, and responsibilities. We help them hire the right people to bring their strategy to life. And we advise them on how to reward, develop, and motivate their people. We operate through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits. This is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

2.

Digital is an integrated platform that gives clients direct access to people and organizational data, insights, analytics and digital assets. It is comprised of individual products that when used together, give clients a common language for all talent matters.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

4.

RPO and Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

Consulting and Digital were formerly referred to, and reported together, as Korn Ferry Advisory (“Advisory”). Over the past year we have invested in the digital business in order to digitize and harmonize the structure of our IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consultant engagement. These investments combined with the recent acquisitions resulted in reassessing how we manage our Advisory business. Therefore, beginning in the third quarter of fiscal 2020, we separated Advisory into two segments in order to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, which has begun to regularly make resource allocation decisions and assess performance separately between Consulting and Digital.

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
▪

A vital pillar of our growth strategy is our Digital business. Our data and IP are embedded into the core business processes of our clients, helping us generate long-term relationships through large scale and technology-based talent programs. We continue to seek ways to scale-up these highly profitable products to our global clients.

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

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). The Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands used at that time, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million during the nine months ended January 31, 2019.

On November 1, 2019, we completed the acquisitions of the Acquired Companies from TwentyEighty, Inc. for $108.6 million. The addition of the Acquired Companies has further expanded our vast intellectual property and content and leveraged the firm’s digital delivery platforms. We have invested in our digital business to digitize and harmonize the structure of our IP content and data and in building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the acquisition of the Acquired Companies resulted in reassessing how we manage our Advisory business. On November 1, 2019, we adopted a restructuring plan to rationalize our cost structure to realize the efficiencies and operational improvement that these investments have enabled us to, or positioned us to, realize. The plan impacts both Consulting and Digital and includes the elimination of redundant positions and consolidation of office space. During the three and nine months ended January 31, 2020, we recognized $18.1 million of restructuring charges associated with severance and recorded $2.8 million of integration/acquisition costs associated with impairment of 16 office leases. We expect the restructuring actions to be completed by July 31, 2020.

In December 2019, a new strain of the coronavirus (COVID-19) was reported to have spread to over 100 countries, territories or areas worldwide. Initially, the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. In recent weeks and days, however, the impact has become more global. Recently, select governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction. The extent to which further, incremental measures are put in place or additional government bodies adopt such measures is unknown. The measures taken to date will impact our business for the fiscal fourth quarter and potentially beyond. We expect that all of our business segments across all of our geographies will be impacted to some degree, but the significance of the impact of the coronavirus outbreak on our business and the duration for which it may have an impact cannot be determined at this time.

The Company currently operates through four global segments. See Note 10—Segments in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). In the three months ended January 31, 2020, Adjusted EBITDA excluded $18.1 million of restructuring charges, $6.7 million of integration/acquisition costs and $1.8 million of separation costs. In the nine months ended January 31, 2020, Adjusted EBITDA excluded $18.1 million of restructuring charges, $9.3 million of integration/acquisition costs and $1.8 million of separation costs. In the nine months ended January 31, 2019, Adjusted EBITDA excluded $106.6 million of write-off of tradenames related to the Plan and $6.7 million of integration/acquisition costs.

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

Fee revenue was $515.3 million during the three months ended January 31, 2020, an increase of $40.8 million, or 9%, compared to $474.5 million in the three months ended January 31, 2019. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. During the three months ended January 31, 2020, we recorded operating income of $31.6 million, a decrease of $31.1 million, compared to $62.7 million in the three months ended January 31, 2019, with the Executive Search, RPO & Professional Search, Digital and Consulting segments contributing $32.7 million, $14.1 million, $8.5 million, and $2.7 million, respectively, offset by Corporate expenses of $26.4 million. Net income attributable to Korn Ferry in the three months ended January 31, 2020 was $20.0 million, a decrease of $25.0 million as compared to $45.0 million in the year-ago quarter. During the three months ended January 31, 2020, Adjusted EBITDA was $78.1 million, an increase of $0.4 million, compared to $77.7 million in the year-ago quarter, with the Executive Search, Digital, Consulting and RPO & Professional Search segments contributing $40.7 million, $25.9 million, $18.7 million and $15.2 million, respectively, offset by Corporate expenses, net of other income of $22.3 million.

Our cash, cash equivalents and marketable securities decreased by $18.6 million to $748.5 million at January 31, 2020, compared to $767.1 million at April 30, 2019. This decrease was mainly due to annual bonuses earned in fiscal 2019 and paid during the first quarter of fiscal 2020, sign-on and retention payments, $108.6 million paid for the acquisition of the Acquired Companies, $68.1 million for stock repurchases in the open market, $33.8 million in payments for the purchase of property and equipment, and $17.3 million in dividends paid during the nine months ended January 31, 2020. These decreases were substantially offset by cash flows from operations and an increase in net borrowings of $180.7 million as a result of our note offering and borrowings under our credit agreement (discussed further below). As of January 31, 2020, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $143.9 million and a fair value of $151.6 million. Our vested obligations for which these assets were held in trust totaled $135.7 million as of January 31, 2020 and our unvested obligations totaled $23.2 million.

Our working capital increased by $50.8 million to $636.7 million as of January 31, 2020, as compared to $585.9 million at April 30, 2019. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next twelve months. We had $646.0 million and $420.2 million available for borrowing under our current and prior revolvers at January 31, 2020 and April 30, 2019, respectively. As of January 31, 2020 and April 30, 2019, there was $4.0 million and $2.9 million of standby letters of credit issued, respectively, under our credit agreements. We had a total of $11.1 million and $8.5 million of standby letters of credits with other financial institutions as of January 31, 2020 and April 30, 2019, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.5	2.5	2.4	2.5
Total revenue	102.5	102.5	102.4	102.5
Compensation and benefits	67.6	67.8	68.0	68.2
General and administrative expenses	13.8	12.9	13.3	20.0
Reimbursed expenses	2.5	2.5	2.4	2.5
Cost of services	6.0	3.6	4.4	3.8
Depreciation and amortization	2.9	2.5	2.7	2.4
Restructuring charges, net	3.5	—	1.2	—
Operating income	6.1	13.2	10.3	5.5
Net income	4.1%	9.6%	7.2%	3.8%
Net income attributable to Korn Ferry	3.9%	9.5%	7.1%	3.6%

The operating results prior to November 1, 2019 have been revised to conform to the new segment reporting.

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020		2019		2020		2019
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$140,525	27.3%	$139,029	29.3%	$422,103	28.3%	$423,958	29.5%
Digital	99,389	19.3	62,473	13.2	223,097	15.0	190,008	13.2
Executive Search:
North America	106,888	20.7	114,215	24.1	332,428	22.3	342,175	23.8
EMEA	44,301	8.6	45,940	9.7	130,652	8.8	137,522	9.6
Asia Pacific	25,089	4.9	25,687	5.4	78,395	5.3	79,918	5.6
Latin America	7,283	1.4	7,554	1.6	23,140	1.6	24,339	1.7
Total Executive Search	183,561	35.6	193,396	40.8	564,615	37.8	583,954	40.7
RPO & Professional Search	91,850	17.8	79,606	16.8	282,448	18.9	237,357	16.5
Total fee revenue	515,325	100.0%	474,504	100.0%	1,492,263	100.0%	1,435,277	100.0%
Reimbursed out-of-pocket engagement expense	12,654		11,668		36,091		36,050
Total revenue	$527,979		$486,172		$1,528,354		$1,471,327

	Three Months Ended January 31,				Nine Months Ended January 31,
	2020		2019		2020		2019
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Consulting	$2,663	1.9%	$11,782	8.5%	$24,272	5.8%	$(47,431)	(11.2%)
Digital	8,463	8.5	17,497	28.0	41,036	18.4	23,057	12.1
Executive Search:
North America	21,808	20.4	30,596	26.8	80,254	24.1	92,438	27.0
EMEA	4,644	10.5	7,525	16.4	18,466	14.1	21,813	15.9
Asia Pacific	5,070	20.2	5,929	23.1	17,866	22.8	19,337	24.2
Latin America	1,198	16.4	653	8.6	2,999	13.0	3,460	14.2
Total Executive Search	32,720	17.8	44,703	23.1	119,585	21.2	137,048	23.5
RPO & Professional Search	14,144	15.4	12,176	15.3	44,279	15.7	36,337	15.3
Corporate	(26,395)		(23,475)		(75,374)		(70,460)
Total operating income	$31,595	6.1%	$62,683	13.2%	$153,798	10.3%	$78,551	5.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.
	Three Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$140,525	$99,389	$106,888	$44,301	$25,089	$7,283	$183,561	$91,850	$—	$515,325
Total revenue	$144,298	$100,663	$110,230	$45,077	$25,365	$7,351	$188,023	$94,995	$—	$527,979

Net income attributable to Korn Ferry										$19,993
Net income attributable to noncontrolling interest										963
Other income, net										(5,055)
Interest expense, net										6,919
Income tax provision										8,775
Operating income (loss)	$2,663	$8,463	$21,808	$4,644	$5,070	$1,198	$32,720	$14,144	$(26,395)	31,595
Depreciation and amortization	4,417	5,832	847	422	329	295	1,893	979	1,742	14,863
Other income (loss), net	558	193	3,963	29	106	162	4,260	88	(44)	5,055
EBITDA	7,638	14,488	26,618	5,095	5,505	1,655	38,873	15,211	(24,697)	51,513
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	2,372	6,704
Restructuring, charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$18,699	$25,852	$26,618	$6,878	$5,505	$1,655	$40,656	$15,211	$(22,325)	$78,093
Operating margin	1.9%	8.5%	20.4%	10.5%	20.2%	16.4%	17.8%	15.4%		6.1%
Adjusted EBITDA margin	13.3%	26.0%	24.9%	15.5%	21.9%	22.7%	22.1%	16.6%		15.2%

	Three Months Ended January 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$139,029	$62,473	$114,215	$45,940	$25,687	$7,554	$193,396	$79,606	$—	$474,504
Total revenue	$143,204	$62,473	$117,725	$46,639	$26,046	$7,573	$197,983	$82,512	$—	$486,172

Net income attributable to Korn Ferry										$44,964
Net income attributable to noncontrolling interest										480
Other income, net										(2,463)
Interest expense, net										4,282
Income tax provision										15,420
Operating income (loss)	$11,782	$17,497	$30,596	$7,525	$5,929	$653	$44,703	$12,176	$(23,475)	62,683
Depreciation and amortization	4,001	3,306	970	402	338	97	1,807	803	1,824	11,741
Other income (loss), net	582	204	1,626	26	(134)	133	1,651	77	(51)	2,463
EBITDA	16,365	21,007	33,192	7,953	6,133	883	48,161	13,056	(21,702)	76,887
Integration/acquisition costs	650	127	—	—	—	—	—	—	27	804
Adjusted EBITDA	$17,015	$21,134	$33,192	$7,953	$6,133	$883	$48,161	$13,056	$(21,675)	$77,691
Operating margin	8.5%	28.0%	26.8%	16.4%	23.1%	8.6%	23.1%	15.3%		13.2%
Adjusted EBITDA margin	12.2%	33.8%	29.1%	17.3%	23.9%	11.7%	24.9%	16.4%		16.4%

	Nine Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$422,103	$223,097	$332,428	$130,652	$78,395	$23,140	$564,615	$282,448	$—	$1,492,263
Total revenue	$433,832	$224,371	$342,753	$132,830	$79,201	$23,211	$577,995	$292,156	$—	$1,528,354

Net income attributable to Korn Ferry										$105,748
Net income attributable to noncontrolling interest										1,890
Other income, net										(8,014)
Interest expense, net										15,186
Income tax provision										38,988
Operating income (loss)	$24,272	$41,036	$80,254	$18,466	$17,866	$2,999	$119,585	$44,279	$(75,374)	153,798
Depreciation and amortization	13,188	13,156	2,617	1,328	1,004	938	5,887	2,961	5,163	40,355
Other income (loss), net	1,469	528	5,740	148	193	249	6,330	216	(529)	8,014
EBITDA	38,929	54,720	88,611	19,942	19,063	4,186	131,802	47,456	(70,740)	202,167
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	4,987	9,319
Restructuring charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$49,990	$66,084	$88,611	$21,725	$19,063	$4,186	$133,585	$47,456	$(65,753)	$231,362
Operating margin	5.8%	18.4%	24.1%	14.1%	22.8%	13.0%	21.2%	15.7%		10.3%
Adjusted EBITDA margin	11.8%	29.6%	26.7%	16.6%	24.3%	18.1%	23.7%	16.8%		15.5%

	Nine Months Ended January 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$423,958	$190,008	$342,175	$137,522	$79,918	$24,339	$583,954	$237,357	$—	$1,435,277
Total revenue	$437,235	$190,008	$352,804	$140,024	$80,817	$24,388	$598,033	$246,051	$—	$1,471,327

Net income attributable to Korn Ferry										$52,387
Net income attributable to noncontrolling interest										1,782
Other income, net										(2,483)
Interest expense, net										12,722
Income tax provision										14,143
Operating income (loss)	$(47,431)	$23,057	$92,438	$21,813	$19,337	$3,460	$137,048	$36,337	$(70,460)	78,551
Depreciation and amortization	12,219	9,483	2,917	867	1,083	305	5,172	2,325	5,291	34,490
Other income (loss), net	1,107	514	1,146	388	118	263	1,915	103	(1,156)	2,483
EBITDA	(34,105)	33,054	96,501	23,068	20,538	4,028	144,135	38,765	(66,325)	115,524
Integration/acquisition costs	5,304	1,255	—	—	—	—	—	—	187	6,746
Tradename write-offs	76,967	29,588	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$48,166	$63,897	$96,501	$23,068	$20,538	$4,028	$144,135	$38,765	$(66,138)	$228,825
Operating margin	(11.2%)	12.1%	27.0%	15.9%	24.2%	14.2%	23.5%	15.3%		5.5%
Adjusted EBITDA margin	11.4%	33.6%	28.2%	16.8%	25.7%	16.5%	24.7%	16.3%		15.9%

Three Months Ended January 31, 2020 Compared to Three Months Ended January 31, 2019

Fee Revenue

Fee Revenue. Fee revenue increased by $40.8 million, or 9%, to $515.3 million in the three months ended January 31, 2020 compared to $474.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. The higher fee revenue was attributable to fee revenue generated by the Acquired Companies and the increase in fee revenue in RPO & Professional Search, partially offset by a decline in Executive Search fee revenue.

Consulting. Consulting reported fee revenue of $140.5 million, an increase of $1.5 million, or 1%, in the three months ended January 31, 2020 compared to $139.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.8 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $99.4 million, an increase of $36.9 million, or 59%, in the three months ended January 31, 2020 compared to $62.5 million in the year-ago quarter. The higher fee revenue was primarily attributable to fee revenue generated by the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $0.7 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $183.6 million, a decrease of $9.8 million, or 5%, in the three months ended January 31, 2020 compared to $193.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.0 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. As detailed below, there was lower fee revenue in all regions in the three months ended January 31, 2020 as compared to the year-ago quarter. The overall decrease in fee revenue was driven by decreases in fee revenue from the technology, financial services and industrial sectors.

North America reported fee revenue of $106.9 million, a decrease of $7.3 million, or 6%, in the three months ended January 31, 2020 compared to $114.2 million in the year-ago quarter. The decrease in fee revenue was due to a 4% decrease in the number of engagements billed and a 3% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2020 compared to the year-ago quarter.

Europe, the Middle East, and Africa (“EMEA”) reported fee revenue of $44.3 million, a decrease of $1.6 million, or 3%, in the three months ended January 31, 2020 compared to $45.9 million in the year-ago quarter. The decrease in fee revenue was due to a 4% decrease in the weighted-average fee billed per engagement (calculated using local currency), partially offset by a 2% increase in the number of engagements billed during the three months ended January 31, 2020 compared to the year-ago quarter. The performance in Germany and United Arab Emirates were the primary contributors to the decrease in fee revenue, partially offset by increases in the United Kingdom in the three months ended January 31, 2020 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $25.1 million, a decrease of $0.6 million, or 2%, in the three months ended January 31, 2020 compared to $25.7 million in the year-ago quarter. The decrease in fee revenue was due to a 10% decrease in the number of engagements billed, offset by a 9% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2020 compared to the year-ago quarter. The performance in Australia and Hong Kong were the primary contributors to the decrease in fee revenue, partially offset by an increase in fee revenue in Japan in the three months ended January 31, 2020 compared to the year-ago quarter.

Latin America reported fee revenue of $7.3 million, a decrease of $0.3 million, or 4%, in the three months ended January 31, 2020 compared to $7.6 million in the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Brazil, partially offset by higher fee revenue in Mexico in the three months ended January 31, 2020 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $91.9 million, an increase of $12.3 million, or 15%, in the three months ended January 31, 2020 compared to $79.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.6 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. Higher fee revenues in RPO of $9.1 million and Professional Search of $3.2 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased by $26.8 million, or 8%, to $348.6 million in the three months ended January 31, 2020 from $321.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.0 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes due to a 10% increase in average headcount, both of which were mainly due to the Acquired Companies, as well as an increase in amounts owed under certain deferred compensation and retirement plans. Those increases were driven by increases in the fair value of participants’ accounts in the three months ended January 31, 2020 compared to the year-ago quarter.

Consulting compensation and benefits expense decreased by $1.6 million, or 2%, to $93.5 million in the three months ended January 31, 2020 from $95.1 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.7 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to a lower performance-related bonus expense in the three months ended January 31, 2020 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in the three months ended January 31, 2020 from 68% in the year-ago quarter.

Digital compensation and benefits expense increased by $15.4 million, or 47% to $48.2 million in the three months ended January 31, 2020 from $32.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.2 million, or 1% in the three months ended January 31, 2020 compared to the year-ago quarter. The increase in compensation and benefits expense was due to an increase in average headcount of 16% driven by the acquisition of the Acquired Companies. This was partially offset by a reduction in headcount from the elimination of redundant positions as part of the restructuring plan. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 49% in the three months ended January 31, 2020 from 53% in the year-ago quarter.

Executive Search compensation and benefits expense increased by $3.8 million, or 3%, to $128.7 million in the three months ended January 31, 2020 from $124.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.6 million, in the three months ended January 31, 2020 compared to the year-ago quarter. The increase in compensation and benefits expense was due to an increase in expenses associated with our deferred compensation and retirement plans (including the increases in the fair value of participants’ accounts) driven by increases in the fair value of participants’ accounts in the three months ended January 31, 2020 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the three months ended January 31, 2020 from 65% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $9.6 million, or 17%, to $65.9 million in the three months ended January 31, 2020 from $56.3 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.4 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. The increase was due to a 24% increase in the average headcount in the three months ended January 31, 2020 compared to the year-ago quarter. The higher average headcount was driven by the need to service an increase in fee revenue in the RPO business. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in the three months ended January 31, 2020 from 71% in the year-ago quarter.

Corporate compensation and benefits expense was essentially flat in the three months ended January 31, 2020 when compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses were $71.4 million, an increase of $10.2 million, or 17%, in the three months ended January 31, 2020 compared to the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $0.8 million, or 1%, in the three months ended January 31, 2020 compared to the year-ago quarter. The increase in general and administrative expenses was due to higher marketing and business development expenses, premise and office expenses and integration/acquisition costs. General and administrative expenses, as a percentage of fee revenue, were 14% in the three months ended January 31, 2020 compared to 13% in the year-ago quarter.

Consulting general and administrative expenses were $16.7 million in both the three months ended January 31, 2020 and 2019. Consulting general and administrative expenses, as a percentage of fee revenue, were 12% for both the three months ended January 31, 2020 and 2019.

Digital general and administrative expenses were $15.0 million in the three months ended January 31, 2020 compared to $6.8 million in the year-ago quarter. The increase of $8.2 million was mainly due to the Acquired Companies, which resulted in increases to premise and office expenses and integration/acquisition costs. A portion of the premise and office expenses was due to the impairment of 16 office leases which were terminated in connection the integration plan of the Acquired Companies. Digital general and administrative expenses, as a percentage of fee revenue, increased to 15% in the three months ended January 31, 2020 from 11% in the year-ago quarter.

Executive Search general and administrative expenses were $19.2 million, a decrease of $2.4 million, or 11% in the three months ended January 31, 2020 compared to $21.6 million in the year-ago quarter. The decrease was mainly due to decreases in bad debt expense, other travel related expenses and foreign exchange loss. Executive Search general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended January 31, 2020 from 11% in the year-ago quarter.

RPO & Professional Search general and administrative expenses were $8.0 million in the three months ended January 31, 2020 compared to $7.1 million in the year-ago quarter. The increase was primarily due to higher premise and office expenses and an increase in marketing and business development expenses. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 9% for both the three months ended January 31, 2020 and 2019.

Corporate general and administrative expenses increased $3.5 million, or 39%, to $12.4 million in the three months ended January 31, 2020 compared to $8.9 million in the year-ago quarter. The increase was primarily due to an increase in marketing and business development expenses and integration/acquisition costs related to the Acquired Companies during the three months ended January 31, 2020 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $13.7 million, or 80% to $30.8 million in the three months ended January 31, 2020 compared to $17.1 million in the year-ago quarter.  The increase was due to the Acquired Companies. Cost of services expense, as a percentage of fee revenue, increased to 6% in the three months ended January 31, 2020 from 4% in the three months ended January 31, 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $14.9 million, an increase of $3.2 million, or 27%, in the three months ended January 31, 2020 compared to $11.7 million in the year-ago quarter. The increase related primarily to the Acquired Companies and technology investments made in the current and prior year in software and computer equipment, as well as increases in leasehold improvements and furniture and fixtures.

Restructuring Charges, Net

During the three months ended January 31, 2020, we implemented a restructuring plan in order to eliminate redundant positions that were created due to the investments made in our digital business and the acquisition of the Acquired Companies. As a result, we recorded restructuring charges of $18.1 million of severance costs during the three months ended January 31, 2020. There were no restructuring charges, net during the three months ended January 31, 2019.

Operating Income

Operating income decreased by $31.1 million, or 50%, to $31.6 million in the three months ended January 31, 2020 compared to $62.7 million in the year-ago quarter. The decrease in operating income was primarily driven by increases in restructuring charges, net, cost of services expense, compensation and benefits expense and general and administrative expenses, partially offset by an increase in fee revenue.

Consulting operating income was $2.7 million in the three months ended January 31, 2020, a decrease of $9.1 million, or 77%, as compared to $11.8 million in the year-ago quarter. The decrease in Consulting operating income was mainly driven by restructuring charges, net incurred in the three months ended January 31, 2020. Consulting operating income, as a percentage of fee revenue, was 2% and 8% in the three months ended January 31, 2020 and 2019, respectively.

Digital operating income was $8.5 million in the three months ended January 31, 2020, a decrease of $9.0 million, or 51%, as compared to $17.5 million in the year-ago quarter. The decrease in Digital operating income was mainly driven by restructuring charges, net, and increases in compensation and benefits expense, cost of services expense and general and administrative expenses, offset by an increase in fee revenue, mainly due to the Acquired Companies. Digital operating income, as a percentage of fee revenue, was 9% and 28% in the three months ended January 31, 2020 and 2019, respectively.

Executive Search operating income decreased $12.0 million, or 27%, to $32.7 million in the three months ended January 31, 2020 as compared to $44.7 million in the year-ago quarter. The decrease in Executive Search operating income was mainly driven by lower fee revenue and an increase in compensation and benefits expense, including $1.8 million in separation charges. Executive Search operating income, as a percentage of fee revenue, was 18% and 23% in the three months ended January 31, 2020 and 2019, respectively.

RPO & Professional Search operating income was $14.1 million, an increase of $1.9 million, or 16%, in the three months ended January 31, 2020 as compared to $12.2 million in the year-ago quarter. The increase in operating income was mainly driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% in both the three months ended January 31, 2020 and 2019.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $25.0 million, or 56%, to $20.0 million in the three months ended January 31, 2020 as compared to $45.0 million in the year-ago quarter. The decrease was primarily due to restructuring charges, net of $18.1 million and increases in compensation and benefits expense, cost of service expense and general and administrative expenses of $26.8 million, $13.7 million and $10.2 million, respectively. This was partially offset by an increase in fee revenue of $40.8 million during the three months ended January 31, 2020 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 4% in the three months ended January 31, 2020 as compared to 9% in the three months ended January 31, 2019.

Adjusted EBITDA

Adjusted EBITDA increased by $0.4 million, or 1%, to $78.1 million in the three months ended January 31, 2020 as compared to $77.7 million in the year-ago quarter. Adjusted EBITDA, as a percentage of fee revenue, was 15% in the three months ended January 31, 2020 compared to 16% in the year-ago quarter.

Consulting Adjusted EBITDA was $18.7 million in the three months ended January 31, 2020, an increase of $1.7 million, or 10%, as compared to $17.0 million in the year-ago quarter. This increase was driven by higher fee revenue. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 13% and 12% in the three months ended January 31, 2020 and 2019, respectively.

Digital Adjusted EBITDA was $25.9 million in the three months ended January 31, 2020, an increase of $4.8 million, or 23%, as compared to $21.1 million in the year-ago quarter. This increase was driven by higher fee revenue, partially offset by increases in compensation and benefits expense, cost of service expense and general and administrative expenses during the three months ended January 31, 2020 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 26% and 34% in the three months ended January 31, 2020 and 2019, respectively.

Executive Search Adjusted EBITDA decreased $7.5 million, or 16%, to $40.7 million in the three months ended January 31, 2020 as compared to $48.2 million in the year-ago quarter. The decrease was mainly driven by a decline in fee revenue, partially offset by a decrease in general and administrative expenses during the three months ended January 31, 2020 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% and 25% in the three months ended January 31, 2020 and 2019, respectively.

RPO & Professional Search Adjusted EBITDA was $15.2 million in the three months ended January 31, 2020, an increase of $2.1 million, or 16%, as compared to $13.1 million in the year-ago quarter. The increase was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses during the three months ended January 31, 2020 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended January 31, 2020 and 2019, respectively.

Other Income, Net

Other income, net was $5.1 million in the three months ended January 31, 2020 compared to $2.5 million in the year-ago quarter. The difference was primarily due to larger gains from the fair value of our marketable securities. These gains were offset by the increases in our deferred compensation liability that are recorded in compensation and benefits expense during the three months ended January 31, 2020 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, our prior credit agreement and borrowings under company-owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $6.9 million in the three months ended January 31, 2020 compared to $4.3 million in the year-ago quarter. The increase in interest expense, net was related to the newly issued Notes, which have a higher interest rate and a higher principal balance than the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $8.8 million in the three months ended January 31, 2020 compared to $15.4 million in the year-ago quarter. This reflects a 29.5% and 25.3% effective tax rate for the three months ended January 31, 2020 and 2019, respectively. In both periods, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0%, primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2020 was $1.0 million as compared to $0.5 million the three months ended January 31, 2019.

Nine Months Ended January 31, 2020 Compared to Nine Months Ended January 31, 2019

Fee Revenue

Fee Revenue. Fee revenue increased by $57.0 million, or 4%, to $1,492.3 million in the nine months ended January 31, 2020 compared to $1,435.3 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $24.0 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. The higher fee revenue was attributable to fee revenue generated by the Acquired Companies and growth in RPO & Professional Search, offset by decreases in Executive Search and Consulting.

Consulting. Consulting reported fee revenue of $422.1 million, a decrease of $1.9 million, in the nine months ended January 31, 2020 compared to $424.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $7.2 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period.

Digital. Digital reported fee revenue of $223.1 million, an increase of $33.1 million, or 17%, in the nine months ended January 31, 2020 compared to $190.0 million in the year-ago period. The higher fee revenue was primarily attributable to fee revenue generated by the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period.

Executive Search. Executive Search reported fee revenue of $564.6 million, a decrease of $19.4 million, or 3%, in the nine months ended January 31, 2020 compared to $584.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $8.0 million, or 1%, in the nine months ended January 31, 2020 compared to the year-ago period. As detailed below, Executive Search fee revenue was lower in all regions in the nine months ended January 31, 2020 as compared to the year-ago period. The overall decrease in fee revenue was driven by decreases in fee revenue from technology, financial services, consumer, education/non-profit and industrial sectors.

North America reported fee revenue of $332.4 million, a decrease of $9.8 million, or 3%, in the nine months ended January 31, 2020 compared to $342.2 million in the year-ago period. North America’s fee revenue was lower due to a 4% decrease in the number of engagements billed, offset by a 1% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2020 compared to the year-ago period.

EMEA reported fee revenue of $130.7 million, a decrease of $6.8 million, or 5%, in the nine months ended January 31, 2020 compared to $137.5 million in the year-ago period. The change in fee revenue was due to a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 2% increase in the number of engagements billed during the nine months ended January 31, 2020 compared to the year-ago period. The performance in the United Kingdom, Germany, Sweden, Norway, and Switzerland were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in Italy in the nine months ended January 31, 2020 compared to the year-ago period.

Asia Pacific reported fee revenue of $78.4 million, a decrease of $1.5 million, or 2%, in the nine months ended January 31, 2020 compared to $79.9 million in the year-ago period. The rest of the change in fee revenue was due to a 1% increase in the number of engagements billed during the nine months ended January 31, 2020 compared to the year-ago period. The performance in Australia, China, and Taiwan were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in Singapore and Japan in the nine months ended January 31, 2020 compared to the year-ago period.

Latin America reported fee revenue of $23.1 million, a decrease of $1.2 million, or 5%, in the nine months ended January 31, 2020 compared to $24.3 million in the year-ago period. The decrease in fee revenue in the region was due to lower fee revenue in Brazil and Colombia in the nine months ended January 31, 2020 compared to the year-ago period, partially offset by higher fee revenue in Chile.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $282.4 million, an increase of $45.0 million, or 19%, in the nine months ended January 31, 2020 compared to $237.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.4 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. Higher fee revenues in RPO of $32.5 million and Professional Search of $12.5 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $34.9 million, or 4%, to $1,014.5 million in the nine months ended January 31, 2020 from $979.6 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $15.3 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. The increase in compensation and benefits was primarily due to a 11% increase in average headcount, which contributed to higher salaries and related payroll taxes and an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts, offset by a lower performance related bonus expense and a decrease in integration/acquisition costs for the nine months ended January 31, 2020 compared to the year-ago period.

Consulting compensation and benefits expense decreased by $8.5 million, or 3%, to $286.2 million in the nine months ended January 31, 2020 from $294.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $5.4 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. The change was primarily due to a lower performance-related bonus expense and a decrease in integration/acquisition costs, offset by higher salaries and related payroll taxes driven by a 3% increase in the average number of consultants. Consulting compensation and benefits expense as a percentage of fee revenue decreased to 68% in the nine months ended January 31, 2020 from 70% in the year-ago period.

Digital compensation and benefits expense increased by $12.9 million, or 13%, to $113.4 million in the nine months ended January 31, 2020 from $100.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $1.9 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. The increase was primarily due to a higher performance-related bonus expense and a 17% increase in average headcount mainly from the Acquired Companies. Digital compensation and benefits expense as a percentage of fee revenue decreased to 51% in the nine months ended January 31, 2020 from 53% in the year-ago period.

Executive Search compensation and benefits expense was $377.9 million in the nine months ended January 31, 2020 compared to $378.0 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $5.0 million, or 1%, in the nine months ended January 31, 2020 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the nine months ended January 31, 2020 from 65%.

RPO & Professional Search compensation and benefits expense increased by $32.9 million, or 19%, to $201.9 million in the nine months ended January 31, 2020 from $169.0 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.9 million, or 2%, in the nine months ended January 31, 2020 compared to the year-ago period. The increase was due to a 26% increase in the average headcount in the nine months ended January 31, 2020 compared to the year-ago period. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% in both the nine months ended January 31, 2020 and 2019.

Corporate compensation and benefits expense decreased by $2.3 million, or 6%, to $35.1 million in the nine months ended January 31, 2020 from $37.4 million in the year-ago period. The decrease was primarily due to lower performance related bonus expense and an increase in the change in the cash surrender value (“CSV”) of COLI that decreased compensation and benefits expense in the nine months ended January 31, 2020 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses decreased $88.4 million, or 31%, to $199.2 million in the nine months ended January 31, 2020 compared to $287.6 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $4.1 million, or 1%, in the nine months ended January 31, 2020 compared to the year-ago period. The decrease in general and administrative expenses was due to the write-off of tradenames of $106.6 million in the year-ago period related to the Plan, with no such charge in the current period. The decrease in general and administrative expense was partially offset by an increase in marketing and business development expenses and premise and office expenses. General and administrative expenses, as a percentage of fee revenue, were 13% in the nine months ended January 31, 2020 as compared to 20% in the nine months ended January 31, 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue were 13% in the nine months ended January 31, 2019.

Consulting general and administrative expenses decreased by $75.5 million, or 59%, to $52.6 million in the nine months ended January 31, 2020 from $128.1 million in the year-ago period. The decrease in general and administrative expenses was mainly due to the write-off of tradenames related to the Plan of $77.0 million in the nine months ended January 31, 2019 with no such charge in the current period, partially offset by an increase in marketing and business development expense. Consulting general and administrative expenses, as a percentage of fee revenue, were 12% in the nine months ended January 31, 2020 as compared to 30% in the nine months ended January 31, 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue were 12% in the nine months ended January 31, 2019.

Digital general and administrative expenses decreased by $20.8 million, or 41%, to $29.7 million in the nine months ended January 31, 2020 from $50.5 million in the year-ago period. The decrease in general and administrative expenses was mainly due to the write-off of tradenames related to the Plan of $29.6 million in the nine months ended January 31, 2019 with no such charge in the current period, partially offset by an increase in premise and office expenses. Digital general and administrative expenses, as a percentage of fee revenue, were 13% in the nine months ended January 31, 2020 as compared to 27% in the nine months ended January 31, 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue were 11% in the nine months ended January 31, 2019.

Executive Search general and administrative expenses decreased by $3.2 million, or 5% to $58.0 million in the nine months ended January 31, 2020 from $61.2 million in the year-ago period. The decrease was primarily due to lower bad debt expense and decreases in legal and other professional fees and travel related expenses during the nine months ended January 31, 2020 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, were 10% in both the nine months ended January 31, 2020 and 2019.

RPO & Professional Search general and administrative expenses increased by $3.9 million, or 20%, to $23.9 million in the nine months ended January 31, 2020 and $20.0 million in the nine months ended January 31, 2019. The increase was primarily due to an increase in premise and office expense and to a lesser extent increases in bad debt expense, marketing and business development and a foreign exchange loss in the nine months ended January 31, 2020 compared to a foreign exchange gain in the year-ago period. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 8% in both the nine months ended January 31, 2020 and 2019.

Corporate general and administrative expenses increased by $7.3 million, or 26%, to $35.1 million in the nine months ended January 31, 2020 compared to $27.8 million in the year-ago period. The increase in general and administrative expenses was mainly due to integration/acquisition costs and an increase in marketing and business development expenses during the nine months ended January 31, 2020 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $11.4 million, or 21%, to $66.4 million in the nine months ended January 31, 2020 compared to $55.0 million in the year-ago period. The increase was due to the Acquired Companies. Cost of services expense, as a percentage of fee revenue was 4% in both the nine months ended January 31, 2020 and 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $40.4 million, an increase of $5.9 million, or 17%, in the nine months ended January 31, 2020 compared to $34.5 million in the year-ago period. The increase related primarily to the Acquired Companies and technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Restructuring Charges, Net

During the nine months ended January 31, 2020, we implemented a restructuring plan in order to eliminate redundant positions that were created due to the investments made in our digital business and the acquisition of the Acquired Companies. As a result, we recorded restructuring charges of $18.1 million of severance costs during the nine months ended January 31, 2020. There were no restructuring charges, net during the nine months ended January 31, 2019.

Operating Income

Operating income increased by $75.2 million to $153.8 million in the nine months ended January 31, 2020 compared to $78.6 million in the year-ago period. The increase in operating income was primarily driven by the write-off of tradenames of $106.6 million in the year-ago period and higher fee revenue of $57.0 million, offset by an increase in compensation and benefits expense, restructuring charges, net, cost of services expense, marketing and business development expenses and premise and office expenses.

Consulting operating income was $24.3 million in the nine months ended January 31, 2020, an increase of $71.7 million, 151% as compared to an operating loss of $47.4 million in the year-ago period. The change from operating loss to operating income was primarily due to the write-off of tradenames related to the Plan of $77.0 million in year-ago period and a decrease in compensation and benefits expense, offset by restructuring charges incurred in the nine months ended January 31, 2020. Consulting operating income, as a percentage of fee revenue, was 6% in the nine months ended January 31, 2020 compared to an operating loss, as a percentage fee revenue, of 11% in the year-ago period. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 6% in the nine months ended January 31, 2020 compared to 7% in the year-ago period.

Digital operating income was $41.0 million in the nine months ended January 31, 2020, an increase of $17.9 million, or 77%, as compared to $23.1 million in the year-ago period. The increase was primarily due to the write-off of tradenames related to the Plan of $29.6 million in the year-ago period and higher fee revenue, offset by increases in compensation and benefits expense, cost of services and restructuring charges, net. Digital operating income, as a percentage of fee revenue was 18% and 12% in the nine months ended January 31, 2020 and 2019, respectively. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 18% in the nine months ended January 31, 2020 compared 28% in the year-ago period.

Executive Search operating income decreased by $17.4 million, or 13%, to $119.6 million in the nine months ended January 31, 2020 as compared to $137.0 million in the year-ago period. The decrease in Executive Search operating income was driven by lower fee revenue, offset by a decrease in general and administrative expenses. Executive Search operating income, as a percentage of fee revenue was 21% and 23% in the nine months ended January 31, 2020 and 2019, respectively.

RPO & Professional Search operating income was $44.3 million, an increase of $8.0 million, or 22%, in the nine months ended January 31, 2020 as compared to $36.3 million in the year-ago period. The increase in operating income was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search operating income, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2020 compared to 15% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $53.3 million to $105.7 million in the nine months ended January 31, 2020 as compared to $52.4 million in the year-ago period. The increase was due to $57.1 million more in total revenue, an increase in other income, net of $5.5 million and a decrease in operating expenses of $18.1 million, partially offset by an increase in income tax provision of $24.9 million during the nine months ended January 31, 2020 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 7% in the nine months ended January 31, 2020 compared to 4% in the nine months ended January 31, 2019.

Adjusted EBITDA

Adjusted EBITDA increased by $2.6 million to $231.4 million in the nine months ended January 31, 2020 as compared to $228.8 million in the year-ago period. This increase was driven by higher fee revenue and an increase in other income, net, offset by an increases in compensation and benefits expense (excluding integration/acquisition costs and separation costs), cost of services expense and general and administrative expenses (excluding write-off on tradenames and integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the nine months ended January 31, 2020 and 2019.

Consulting Adjusted EBITDA was $50.0 million in the nine months ended January 31, 2020, an increase of $1.8 million, or 4%, as compared to $48.2 million in the year-ago period. The increase was driven by a decrease in compensation and benefits expense (excluding integration/acquisition costs), partially offset by lower fee revenue during the nine months ended January 31, 2020 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 12% in the nine months ended January 31, 2020 compared to 11% in the year-ago period.

Digital Adjusted EBITDA was $66.1 million in the nine months ended January 31, 2020, an increase of $2.2 million, or 3%, as compared to $63.9 million in the year-ago period. The increase was driven by higher fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding write-off on tradenames and integration/acquisition costs) during the nine months ended January 31, 2020 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% in the nine months ended January 31, 2020 as compared to 34% in the nine months ended January 31, 2019.

Executive Search Adjusted EBITDA decreased by $10.5 million, or 7%, to $133.6 million in the nine months ended January 31, 2020 as compared to $144.1 million in the nine months ended January 31, 2019. The decrease in Executive Search was driven by lower fee revenue, partially offset by decreases in compensation and benefits expense (excluding separation costs) and general administrative expenses during the nine months ended January 31, 2020 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in the nine months ended January 31, 2020 as compared to 25% in the nine months ended January 31, 2019.

RPO & Professional Search Adjusted EBITDA was $47.5 million in the nine months ended January 31, 2020, an increase of $8.7 million, or 22%, as compared to $38.8 million in the year-ago period. The increase was driven by higher fee revenue, offset by increases in compensation and benefits expense and general and administrative expenses. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% in the nine months ended January 31, 2020 compared to 16% in the year-ago period.

Other Income, Net

Other income, net was $8.0 million in the nine months ended January 31, 2020 compared to $2.5 million in the year-ago period. The increase was primarily due to larger gains in the fair value of our marketable securities. These gains were offset by the increases in our deferred compensation liability that are recorded in compensation and benefits expense during the nine months ended January 31, 2020 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our Notes issued in December 2019, our prior credit agreement and borrowings under our COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $15.2 million in the nine months ended January 31, 2020 compared to $12.7 million in the year-ago period. The increase in interest expense, net was related to the newly issued Notes, which have a higher interest rate and a higher principal balance than the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $39.0 million in the nine months ended January 31, 2020 compared to $14.1 million in the year-ago period. This reflects a 26.6% and 20.7% effective tax rate for the nine months ended January 31, 2020 and 2019, respectively. In the nine months ended January 31, 2020, the Company’s effective tax rate was higher than the U.S. federal statutory rate of 21.0% primarily due to the impact of U.S. state income taxes and the recognition of taxable income outside the U.S. at higher statutory tax rates. The effective tax rate for the nine months ended January 31, 2019 was affected by the tradename impairment charge and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete during the three months ended July 31, 2018. The excess tax benefit was the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeded the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2020 was $1.9 million as compared to $1.8 million for the nine months ended January 31, 2019.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below) as well as using excess cash to repay the Notes.

On November 1, 2019, we completed the acquisition of the Acquired Companies in the leadership development area for $108.6 million, net of cash acquired. The acquisition contributed a world-class portfolio of learning, development and performance improvement offerings and expertise to Korn Ferry and bolsters our substantial leadership development capabilities. The Acquired Companies specialize in transforming sales performance and customer experience, offer frontline leadership development and provide organizational and project management training. These companies are included in the new Digital segment which, working closely with the new Consulting segment, will provide clients with direct access to data, insights and analytics from one of the world’s most comprehensive people and organizational databases. The addition of the Acquired Companies further expands our vast IP and content and leverages our digital delivery platforms. Actual results of operations of the Acquired Companies are included in our consolidated financial statements from November 1, 2019, the effective date of the acquisition.

We have invested in our digital business to digitize and harmonize the structure of our IP content and data and in building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the acquisition of the Acquired Companies resulted in reassessing how we manage and report the Advisory business. On November 1, 2019, we adopted a restructuring plan to rationalize our cost structure to realize the efficiencies and operational improvement that these investments have enabled us to, or positioned us to, realize. The plan impacts both Consulting and Digital and includes the elimination of redundant positions and consolidation of office space. During the three and nine months ended January 31, 2020 we recognized $18.1 million of restructuring charges associated with severance and recorded $2.8 million of integration/acquisition costs associated with abandonment of premises.

On December 16, 2019, we completed a private placement of the Notes with $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027 with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. As of January 31, 2020, the fair value of the Notes is $402 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we entered into a senior secured $650.0 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 11—Long-Term Debt for a description of the Credit Agreement. We have a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) as of January 31, 2020 after $4.0 million of standby letters of credit had been issued as of January 31, 2020. We had $4.0 million and $2.9 million in standby letters of credit issued under our long-term debt arrangements as of January 31, 2020 and April 30, 2019, respectively. We had a total of $11.1 million and $8.5 million of standby letters of credits with other financial institutions as of January 31, 2020 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $68.1 million and $37.4 million of the Company’s stock during the nine months ended January 31, 2020 and 2019, respectively. As of January 31, 2020, $182.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which used adjusted EBITDA is no greater than 4.00 to 1.00, and the pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

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

Cash and cash equivalents and marketable securities were $748.5 million and $767.1 million as of January 31, 2020 and April 30, 2019, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $421.6 million and $382.1 million at January 31, 2020 and April 30, 2019, respectively. As of January 31, 2020 and April 30, 2019, we held $262.1 million and $267.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2020 and 2019 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper and corporate notes/bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper and corporate notes/bonds are available for general corporate purposes.

As of January 31, 2020 and April 30, 2019, marketable securities of $184.8 million and $140.8 million, respectively, included trading securities of $151.6 million (net of gross unrealized gains of $8.3 million and gross unrealized losses of $0.7 million) and $140.8 million (net of gross unrealized gains of $6.3 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $143.8 million and $132.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $135.7 million and $122.3 million as of January 31, 2020 and April 30, 2019, respectively. Unvested obligations under the deferred compensation plans totaled $23.2 million and $24.6 million as of January 31, 2020 and April 30, 2019, respectively.

The net increase in our working capital of $50.8 million as of January 31, 2020 compared to April 30, 2019 is primarily attributable to increases in accounts receivable and marketable securities and a decrease in compensation and benefits payable, partially offset by a decrease in cash and cash equivalents and an increase in operating lease liability, current as a result of implementing the new lease accounting standard. The increase in marketable securities was due to purchases of debt securities during the quarter, while the decrease in cash and cash equivalents and compensation and benefits was primarily due to the payment of annual bonuses earned in fiscal 2019 and paid during the first quarter of fiscal 2020. Cash and cash equivalents further declined due to the price paid for the acquisition of the Acquired Companies and sign-on and retention payments. These decreases in cash and cash equivalents, were partially offset by net proceeds from long-term debt. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 61 days to 72 days (which is consistent with historical experience) from April 30, 2019 to January 31, 2020. Cash provided by operating activities was $57.1 million in the nine months ended January 31, 2020, a decrease of $43.9 million, compared to $101.0 million in the nine months ended January 31, 2019.

Cash used in investing activities was $191.1 million in the nine months ended January 31, 2020 compared to $59.5 million in the year-ago period. An increase in cash used in investing activities was primarily due to cash paid for the acquisition of the Acquired Companies of $108.6 million and an increase in purchase of marketable securities net of sale/maturities of $40.7 million, partially offset by a decrease in premiums paid on the COLI policies of $19.2 million during the nine months ended January 31, 2020 compared to the year-ago period.

Cash provided by financing activities was $74.1 million in the nine months ended January 31, 2020 compared to cash used of $57.8 million in the nine months ended January 31, 2019. The increase in cash provided by financing activities was primarily due to the proceeds from long term debt of $445.5 million in the nine months ended January 31, 2020 compared to $226.9 million in the year-ago period and lower cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $11.6 million, partially offset by an increase of $38.0 million in cash used for principal payments on long term debt, $30.7 million more in repurchase of common stock and a decrease in borrowings under COLI policies of $31.9 million.

We had approximately $856.0 million of estimated remaining revenue under existing contracts as of January 31, 2020.  However, this should not be considered the amount of our future revenue as it does not take into consideration contracts that will be originated and recognized within the same future reporting periods. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease the estimated remaining revenue under contract until we have an enforceable right to payment.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2020 and April 30, 2019, we held contracts with gross CSV of $237.6 million and $219.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $92.3 million and $93.2 million as of January 31, 2020 and April 30, 2019, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2020 and April 30, 2019, the net cash value of these policies was $145.3 million and $126.0 million, respectively.

Long-Term Debt

On December 16, 2019, we completed a private placement of the Notes with $400 million principal amount. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, we may redeem at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture), and accrued and unpaid interest. At any time prior to December 15, 2022, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, we may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated:

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%

The fair value of the Notes is classified as a Level 2 measurement in the fair value hierarchy.

The pay-off of the term loan outstanding under our Prior Credit Agreement is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2020, the average interest rate on amounts outstanding under the prior revolver was 2.94% and 3.44%, respectively. During the three and nine months ended January 31, 2019, the average interest rate on amounts outstanding under the prior revolver was 3.64% and 3.42%, respectively.

As of  January 31, 2020, there was no outstanding liability under the Revolver compared to $226.9 million as of April 30, 2019 under the prior revolver. The unamortized debt issuance costs associated with the long-term debt were $4.5 million and $4.0 million as of January 31, 2020 and April 30, 2019, respectively. As of January 31, 2020, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of January 31, 2020. We had a total of $420.2 million available under the Prior Credit Agreement after we drew down $226.9 million and after $2.9 million of standby letters of credit had been issued as of April 30, 2019. We had a total of $11.1 million and $8.5 million of standby letters of credits with other financial institutions as of January 31, 2020 and April 30, 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of the coronavirus on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2020 and 2019, we recorded foreign currency losses of $2.8 million and $1.4 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Euro, Singapore Dollar, Swiss Franc, and Brazilian Real. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2020, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $13.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of January 31, 2020, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. During the three and nine months ended January 31, 2020, the average interest rate on amounts outstanding under the prior revolver was 2.94% and 3.44%, respectively. During the three and nine months ended January 31, 2019, the average interest rate on amounts outstanding under the prior revolver was 3.64% and 3.42%, respectively.

To mitigate this interest rate risk, we entered into an interest rate swap contract in March 2017 with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. On December 16, 2019, in conjunction with the payoff of the Prior Credit Agreement, the Company terminated the interest rate swap and recorded $0.5 million in interest expense, net.

We had $92.3 million and $93.2 million of borrowings against the CSV of COLI contracts as of January 31, 2020 and April 30, 2019, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended January 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster, pandemic or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster, or pandemic, on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability. For example, we are evaluating the potential impact of the coronavirus (COVID-19) outbreak that originated in China, including the impact on our employees, customers and third-party providers and of governmental actions being taken to curtail the spread of the virus. The outbreak has severely restricted the level of economic activity in affected areas and may have an adverse impact on sales of certain of our products and services, especially in China.  Approximately 5% of our fee revenue in the nine months ended January 31, 2020 came from greater China.

Our indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, prevent us from fulfilling our obligations under our indebtedness and could divert our cash flow from operations for debt payments.

As of January 31, 2020, we had approximately $400.0 million in total indebtedness outstanding, and $646.0 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) provided for under our Credit Agreement (the “Credit Agreement”) that we entered into on December 16, 2019, with a syndicate of banks and Bank of America., National Association as administrative agent.  Subject to the limits contained in the Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the Notes we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our high level of debt could increase.

Specifically, our level of debt could have important consequences to us, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt;

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, including the Notes, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•

our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreement and the indenture governing our Notes;

•	our ability to borrow additional funds or to refinance debt may be limited; and

•

it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Revolver will bear interest at variable rates.

Despite our indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of January 31, 2020, we had $646.0 million of availability to incur additional secured indebtedness under our Revolver.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may fluctuate in the future. As a result, interest rates on the Revolver or other variable rate debt offerings could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Revolver. The Financial Conduct Authority of the U.K. has announced that it plans to phase out LIBOR by the end of calendar year 2021. Although these borrowing arrangements provide for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, all of which are beyond our control, including the availability of financing in the international banking and capital markets. Lower total revenue generally will reduce our cash flow. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs.

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default, the holders of our indebtedness, including the Notes, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, if any. The lenders under the Revolver could also elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the Revolver, we would be in default thereunder. The lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The agreements governing our debt impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The Credit Agreement and the indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions will limit our ability and the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue capital stock;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements that restrict the ability of subsidiaries to make dividends, distributions or other payments to us or the guarantors;

•	in the case of the indenture governing our Notes, designate restricted subsidiaries as unrestricted subsidiaries; and

•	transfer or sell assets.

We and our subsidiaries are subject to covenants, representations and warranties in respect of the Revolver, including financial covenants as defined in the Credit Agreement. See “Note 11 – Long-Term Debt” of our notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement, which could result in our bankruptcy or liquidation.

If we were to sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the Credit Agreement. The failure to comply with such covenants could result in an event of default under the Revolver and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our Revolver could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the lenders under our Revolver to avoid being in default. If we breach our covenants under our Revolver and seek a waiver, we may not be able to obtain a waiver from the lenders thereunder. If this occurs, we would be in default under our Revolver, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

You may not receive the level of dividends provided for in the dividend policy our Board of Directors has adopted or any dividends at all.

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock. Although the Company paid our first dividend under this program on April 9, 2015 and has declared a quarterly dividend every quarter since the adoption of the dividend policy, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings, capital requirements, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends is restricted by agreements governing our debt, including our credit agreement and the indenture governing our Notes, and by Delaware law.”

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. If we were to use borrowings under our credit facility to fund our payment of dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain and expand our business. Accordingly, you may not receive dividends in the intended amounts, or at all. Any reduction or elimination of dividends may negatively affect the market price of our common stock

Our ability to pay dividends is restricted by agreements governing our debt, including our credit agreement and indenture governing our Notes, and by Delaware law.

Both our credit agreement and indenture governing our Notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we redeem our Notes and amend our credit agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our senior credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner or entirely our ability to pay dividends to you.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2020:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

November 1, 2019— November 30, 2019	87,000	$38.30	87,000	$185.5 million
December 1, 2019— December 31, 2019	29,440	$40.60	26,800	$184.4 million
January 1, 2020— January 31, 2020	41,003	$42.34	40,300	$182.7 million
Total	157,443	$39.78	154,100

(1)	Represents withholding of 3,343 of restricted shares to cover taxes on vested restricted shares in addition to shares purchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $6.2 million of the Company’s common stock under the program during the third quarter of fiscal 2020.

Our Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA is no greater than 4.00 to 1.00 and the pro forma liquidity is at least $50.0 million. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

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
4.1*

Indenture, dated as of December 16, 2019, by and among Korn Ferry, an issuer, certain subsidiaries of Korn Ferry, as guarantors thereto, and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company's Form 8-K, filed December 16, 2019.

10.1+	Korn Ferry Amended and Restated Executive Capital Accumulation Plan, effective December 4,2019.
10.2+	Korn Ferry Amended and Restated Long Term Performance Unit Plan, effective December 4,2019.
10.3*

Credit Agreement, dated December 16, 2019, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Form 8-K, filed December 16, 2019.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 11, 2020