Form 10-K
period 2020-04-30
KORN FERRY
filed 2020-07-15
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

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

The number of shares outstanding of our common stock as of July 8, 2020 was 54,638,627 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,508,247,824 based upon the closing market price of $36.69 on that date of a share of common stock as reported on the New York Stock Exchange.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders scheduled to be held on September 23, 2020 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

The Company was unable to file this Annual Report on Form 10-K for the year ended April 30, 2020 (the “Annual Report”) by the original deadline of June 29, 2020 in light of the ongoing impact of the coronavirus (“COVID-19”) pandemic. To respond to both health and safety concerns and applicable governmental orders, the Company imposed a range of travel restrictions, office closures, social distancing measures, and remote working policies to maintain its operations while prioritizing the safety of its employees and customers. These measures resulted in operational challenges and disruptions, including to the Company’s customary year-end processes and interactions with and between its accounting personnel, external auditors, and others responsible for or contributing to the preparation of the Annual Report. Therefore, as disclosed in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 11, 2020, the Company relied on the SEC’s March 25, 2020 “Order Under Section 26 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies,” Release No. 34-88465, to delay the filing of the Annual Report.

KORN FERRY

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2020

PART I.

Item 1. Business

ABOUT KORN FERRY

Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm, synchronizing our clients’ strategy and talent to drive superior business performance.

We operate in 111 offices in 53 countries, enabling us to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2020, we had 8,198 full-time employees, including 2,979 consultants and execution staff who are primarily responsible for originating client services.

During fiscal 2020, we partnered with 13,724 client organizations in achieving their strategic talent objectives by providing an entire array of products and services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We serve 97% of the Fortune 100 and 93% of the Financial Times Stock Exchange 100. We have built strong client loyalty, with 90% of our engagements in fiscal 2020 being completed on behalf of clients for whom we had conducted engagements in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data.

2.

Digital leverages an artificial intelligence (“AI”) powered platform to identify the best structure, roles, capabilities and behaviors needed to drive business forward. This end to end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

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

Consulting and Digital are new reporting segments. Previously, these were tracked and reported together as Korn Ferry Advisory (“Advisory”). Over the past years we have invested in the Digital business and harmonize the structure of our content and data, building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments, combined with the acquisitions of Miller Heiman Group, AchieveForum and Strategy Execution (the “Acquired Companies”) in November 2019, resulting in reassessing how we manage our Advisory business. Therefore, beginning in the third quarter of fiscal 2020, we separated Advisory into two segments in order to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, who had begun to regularly make resource allocation decisions and assess performance separately between Consulting and Digital within Advisory.

In addition to Digital, in recent years we have made other significant investments in our business that have strengthened our IP, enhanced our geographical presence, added complementary offerings to deepen client relationships, and broaden our capabilities around talent acquisition, organizational strategy, assessment and succession, development and rewards and benefits. Approximately 71% of our revenue comes from clients that utilize multiple lines of our business.

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). The Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands used at the time, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million in fiscal 2019. During fiscal 2020 the Company completed the implementation of the plan.

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas worldwide. Initially, the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. During the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic and the impact has been felt worldwide. The outbreak has severely restricted the level of economic activity in affected areas and has had an adverse impact on sales of certain of our products and services. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. All of our business segments across all of our geographies have been impacted as fee revenue decreased significantly in the fourth quarter. In light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan includes (i) a reduction in workforce, which was substantially completed by the end of fiscal 2020 and resulted in restructuring charges of $40.5 million associated with severance, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses.

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

Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy, giving our consultants more frequent and expanded opportunities to engage with clients. The expansion of our business into larger addressable markets offers higher growth potential and more durable and visible revenue streams.

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

Leadership and Professional Development

We develop leaders at all levels along every stage of their career journey with a spectrum of intensive high-touch and scalable high-tech development experiences. Our combination of data, development content and coaching with forward-thinking, creative design builds leadership experiences that help entry-to senior-level leaders develop and deliver superior results.

Rewards and Benefits

We help organizations design rewards to achieve their strategic objectives. We help them pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford.

Integrated Solutions

Additionally, we deliver differentiated approaches for our clients through our integrated market offerings, which bring together our best thinking from across our core solutions. These offerings, guided by an ever-changing business environment, target specific client needs and demonstrate Korn Ferry’s competitive advantage and durability.

For example, as the COVID-19 global pandemic took hold, our structure and systems enabled us to quickly pivot our go-to-market approach to help clients navigate the myriad of organizational and people challenges they faced at both the onset of the crisis and as they forge a path towards recovery. A key differentiator is Korn Ferry’s ability to bridge business strategy and talent strategy, positioning us to partner with our clients broadly and deeply in the delivery of integrated solutions ranging from cost optimization to virtual learning experiences, change management, and career transition/outplacement.

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

Our diversity and inclusion (“D&I”) service helps clients innovate and grow by creating an inclusive culture and diverse workforce. Organizations are in different places on their D&I journeys, ranging from compliance-driven, values-driven, talent performance driven, and beyond. As a result, we combine our insights into a single offering that can be tailored to different markets and unique buyers.

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

OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

By bringing together our industry knowledge, methodology, measurements, and data insights, we can not only benchmark clients against the best but also help them make the changes necessary to achieve their optimal performance. We offer a complete view of the talent they need and the talent they have. We know if their rewards are fair and effective and we align their structures, role profiles, and people to support the strategy so that clients know where to focus their efforts to create lasting change in the organization.

The Talent Hub

At the core of our approach is deep IP and research that informs smarter, more data-driven outcomes for our clients. We house all this data inside our Talent Hub. With more than four billion total data points, including 74 million assessment results, seven million employee engagement survey responses, and rewards data for 22 million employees across over 25,000 organizations and more than 150 countries, our Talent Hub provides the fuel for all of our services, solutions and products, bringing clients a research-based foundation to underpin quality and consistency in their talent processes.

The Korn Ferry Institute

The Korn Ferry Institute, our research and analytics arm, develops and infuses robust scientific research, cutting-edge IP, and state-of-the-art talent analytics methodologies into Korn Ferry, enabling every client facing Korn Ferry colleague to partner with organizations and people to activate their potential and find the success they seek.

At the highest level, the Korn Ferry Institute is built on three core pillars:

1.	Robust Research and Thought Leadership: We define leadership, human, and organizational performance for the Fourth Industrial Revolution.

2.	Science-Based IP: We develop and measure the gold standard of what is required for success at work for talent in the new economy.

3.

Client Advanced Analytics and Data Management: We integrate and build upon our data sets using advanced modeling and artificial intelligence to produce predictive insights and deliver demonstrable client impact.

In the fiscal year ahead, we will continue to innovate, driving even greater business and societal impact as we focus on crisis management, organizational transformation, and defining the leadership needed for the future.

INDUSTRY TRENDS

The world has seen so much change.

The emergence of COVID-19 is an event of historic magnitude, with repercussions that will undoubtedly be felt for years. There is virtually no company or industry that has not been impacted by the crisis, forcing them to evolve their talent processes, find new ways to deliver customer value, lead employees through uncertainty and change, and reduce costs to survive.

And, while the world battles this pandemic and the resulting adverse economic consequences, we are seeing violence in the United States uncover a long-standing practice of people treating others based on personal bias – conscious or sub-conscious. As part of this movement, we have raised an active and intentional voice to strongly condemn all bias, including racism and engage in candid dialogue to listen, understand and then lead through action to drive transformative change.

From these long overdue calls for social equality to a global pandemic causing economic downturns, layoffs, furloughs, and pay reductions, emotions are running high. Uncertainty has led to fear. People and companies are struggling to perform at their best. Organizations are increasingly turning to partners like Korn Ferry to synchronize their strategy with their talent as an answer to today’s most pressing business challenges, specifically:

▪

Creating cultures of inclusion where diversity is intrinsically valued; where every individual is able to contribute fully; and where all talented people can advance through the organization regardless of their gender, background or other identifying factors.

▪	Pivoting from in-person/classroom delivery and training to a model where our services, solutions and IP are consumed by our clients virtually, enabled by a technology platform.
▪	Achieving growth and cost synergies from M&A transactions without destroying employee engagement.
▪	Having the right people, mindsets and structures to achieve successful digital transformations.
▪	Managing potential market volatility by optimizing cost in their reward structures and workforce mix.
▪

Transitioning to the workforce of the future to address changes in work such as the need for greater agility and new roles being created by technology, plus changes to worker preferences such as remote working.

▪

Improving the way an organization engages its customers by aligning go-to-market strategy with the company’s growth strategy, ensuring that the right people are in the right roles, and that sale professionals have the right tools, skills and mindset to be effective – whether in a face-to-face or virtual setting.

▪

Developing leaders at all levels along every stage of their career journey whether senior level, high-touch through early-career scalable high-tech development experiences. Clients need a combination of data, development content and coaching with forward-thinking, creative design to build leadership experiences that deliver superior results.

▪	Changing ingrained ways of thinking and building strategies that energize employees and drive performance in the face of disruptive change.
▪	Improving the quality of service delivery in core functions to create strategic competitive advantage.

In addition, we believe the following factors will have a long-term positive impact on our industry:

▪

Companies are actively in search of trusted advisors that can offer a full suite of organizational consulting products and solutions, to manage the multiple needs of their business on a global scale using a common language and technology platform.

▪

Over the next decade, demand for skilled workers will outstrip supply, resulting in a global talent shortage. Organizations must make talent strategy a key priority and take steps now to educate, train and upskill their existing workforces.

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
▪

Succession planning remains under heightened scrutiny amidst pressure to generate growth, shorter C suites tenures and the emphasis being placed on making succession planning a systemic governance process within global organizations.

▪

Executive pay is under a perpetual spotlight, making it imperative that organizations get this right to ensure the public trust and establish a functional compensation strategy that starts right at the top and helps to drive retention.

▪	Companies are more determined than ever to close the diversity gap on pay and advancement to leadership roles.
▪	More companies are maintaining strategic focus by choosing to outsource non-core functions like talent acquisition to RPO providers who can offer efficient, high-quality services.

GROWTH STRATEGY

Our objective is to expand our position as the preeminent organizational consulting firm. In order to meet this objective, we will continue to pursue our multi-pronged strategy:

Drive a One Korn Ferry Go-to-Market Strategy

Our synergistic go-to-market strategy, bringing together our core solutions, is driving more integrated, scalable client relationships. This is evidenced by the fact that approximately 71% of our revenues come from clients that utilize multiple lines of our business. To better compete in the market, we will continue to evolve from our traditional line of business segmentation to integrated solutions along industries lines.

Our Digital business is a core pillar of our go-to-market strategy. We have built an integrated platform that gives clients direct access to people and organizational data, insights, analytics, and digital assets that when used together, give clients a common language for all talent matters. A software-as-a-service (“SaaS”) model creates financial security, improves Company cash flow, and helps us generate wider and more long-term relationships with our clients through large scale and technology-based human resources programs. Digital, with its discrete capabilities, also enables us to engage businesses we might not have previously worked with because a complete advisory solution was not required, cost was a barrier, or they lacked awareness of Korn Ferry as a provider. We continue to seek ways to further scale these highly profitable products to our global clients.

Another pillar of our growth strategy is our Marquee and Regional Accounts program. This program drives significant global and regional strategic account development and provides a framework for all our client development activities as we successfully deepen client relationships. Our Marquee and Regional Accounts program now comprises approximately one-third of our global fee revenues. In the year ahead, we will continue to grow and expand our account management activities. This includes driving consistent account selection, assignment, planning and execution; implementing account-based marketing efforts; optimizing the pipeline and opportunity process; integrating our best thinking across solutions; and hiring additional dedicated account leaders. The success of this approach has now been extended to include a broader set of Regional Accounts to be serviced with this same attention and care.

Deliver Client Excellence and Innovation

Technology is positioned to reshape the future of work and with it, the workforce as we know it today. Market innovations contribute to more accurate, faster, cost-effective and impactful business and human decisions. Our firm is well positioned here. We have a set of assets that are critical to such decisions: deep science on organization and human motivation, data on talent, work and rewards, and proven products and solutions.

We have combined our people and organizational data, insights, analytics, and digital assets into a unified single platform to inform smarter, more data-driven outcomes for our clients. Our license based tools allow us to create wide and meaningful impact across our clients’ business, from organizational development and job profiling to selection, training, individual and team development, succession planning, M&A, D&I, digital transformation and more. We can provide insights and solutions to clients more quickly by having “best practice” predefined to act as a benchmark to work towards. Continued enhancements to our Talent Hub platform, including the upcoming launches of Korn Ferry Architect, Learn, and Org Scan, will allow us to embed more analytics directly into our clients’ user experience.

More than 100,000 consumers have registered and are using Korn Ferry Advance, our business-to-consumer offering, since it launched in the United States (the “U.S.”) in July 2017. We are expanding and enhancing the offering to provide more focused assistance to people looking to make their next career move, as well as to provide tailored career services to an organization’s people. Korn Ferry Advance will continue to leverage cutting-edge technology as well as the greatest asset we have—our consultants. Korn Ferry Advance is also being used to augment our Korn Ferry Digital offerings, primarily in leadership development, professional development and career transition services.

Create the Top-of-Mind Brand in Organizational Consulting

Along with our people and IP, the Korn Ferry brand is the strongest asset of the Company. Positioning Korn Ferry as the preeminent global organizational consultancy and demonstrating our ability to drive business performance through people remains the goal of our global marketing program.

The Korn Ferry brand is brought to market via two distinct channels: primarily through business-to-business (“B2B”) and in the early stage of business-to-consumer (“B2C”). In both instances, we communicate key core values about what we do, expressing that we are ‘more than’ as well as inspiring action in the way our customers run their businesses and in the way they approach their careers. We are executing against our strategy with these priorities in mind:

▪

One Korn Ferry—We will partner with internal and external stakeholders to advance a differentiated one Korn Ferry story and brand that minimizes operational risks, engages our employees, resonates in the broader market and becomes a platform for differentiation and sustainable growth.

▪

Generate Demand—We will assess market trends, liaise with clients, and partner with internal stakeholders to develop a steady cadence of thought leadership-based campaigns, public relations and demand generation activities that engage clients and prospects in meaningful conversations.

Advance Korn Ferry as a Premier Career Destination

We continue to invest in building a world-class organization that is aligned to our strategy and is staffed by a capable, motivated and agile workforce. A few key initiatives in this area include:

▪

Onboarding— To support growth, we have a standardized, global onboarding experience for all Korn Ferry new hires using a common platform, materials and resources to ensure new colleagues are effectively integrated into the Company with reduced ramp-up time to full productivity. We are also taking a programmatic approach to onboarding through our Talent Academy and StartUp early career training.

▪

Career Paths and Mobility—Under the Korn Ferry enterprise-wide career model, we created an integrated career framework, called Career Architecture, that encompasses all the roles at Korn Ferry differentiated by focus, accountability and complexity. Career Architecture is supported by Success Profiles that define the key responsibilities and capabilities of roles. These profiles allow for comparisons among roles so that employees can determine what they may need to develop to move into different jobs across the organization. With this framework and our global promotions processes, we enable and encourage talent mobility across all areas of our business. In fiscal 2020, we promoted more than 1,200 colleagues across our four segments.

▪

Talent Development—Our growth plans require a learning, agile organization. To facilitate this, we use a learning management system (iAcademy) to serve as a Center of Excellence focused on the growth and development of our colleagues through rich, personalized content.

▪

Mentoring—As our firm continues to expand in size and offerings, our colleagues face increasingly complex client and career issues, all while learning how to work together as One Korn Ferry. The need to connect, collaborate and help each other has never been more pronounced. This past year we launched a firm-wide mentorship program to empower our colleagues to learn, connect and advance. Paired through the Korn Ferry Advance platform, Mentors and Mentees are matched based on proximity, career goals and focus.

▪

Benefits—We offer competitive benefits across the globe that are customized within each country we operate in based on market prevalence and cultural relevance. The Korn Ferry Cares benefits strategy focuses on keeping our colleagues and their families healthy – physically, emotionally, financially, and socially. Our progressive benefit offerings in the U.S. helped us earn top recognitions as a best employer by Working Mother Magazine and the Human Rights Campaign.

Pursue Transformational Opportunities at the Intersection of Talent and Strategy

We have developed a core competency in identifying, acquiring and integrating M&A targets that have the potential to further our strategic objectives and enhance shareholder value. Our disciplined approach to M&A considers strategic alignment and cultural fit along with economics that deliver a return in excess of our cost of capital. M&A will continue to play a critical role in the ongoing evolution of Korn Ferry into an industry specialized, business outcomes-oriented solution provider at the intersection of talent and strategy. While we will continue to execute on our targeted organic growth pathways, M&A will be a vital component of our future growth and capital deployment strategies.

OUR ORGANIZATION

The Company operates through four global segments: Consulting, Digital, Executive Search, and RPO & Professional Search. Consulting, Digital, and RPO & Professional Search are managed on a global basis with operations in North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America. Our Executive Search business is managed and reported on a geographic basis across four regions: North America, EMEA, Asia Pacific and Latin America.

Consulting

Overview—Korn Ferry helps clients design their organization—the structure, roles and responsibilities—and shows them the best way to develop, motivate and compensate their people. Our focus is on making change happen and helping people and organizations exceed their potential. Through our talented colleagues, robust solutions and IP, our consultants can solve the most disruptive and challenging organizational and talent problems facing clients.

Our Consulting team is comprised of top leadership and organizational consultants and thought leaders, working in 85 cities in 50 countries. Our consultants are predominately recruited from local markets, so they are sensitive to local issues, but work together in global teams, resulting in larger opportunities with greater client and commercial impact. Within Consulting, we offer the following core go-to-market solutions:

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

Leadership and Professional Development: We develop leaders at all levels along every stage of their career journey with a spectrum of intensive high-touch and scalable high-tech development experiences. Our combination of data, development content and coaching with forward-thinking, creative design builds leadership experiences that help entry-to senior-level leaders develop and deliver superior results.

Rewards and Benefits: We help organizations design rewards to achieve their strategic objectives, to pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford. Our advice is backed by the quality and quantity of our pay data and widely used job evaluation methodology.

These solutions are often bundled into integrated market offerings (e.g., Digital Transformation, M&A) that include  our IP and data and reflect our best thinking across our solutions, enabling us to develop innovative and differentiated approaches to our clients’ most pressing business challenges.

We partner with some of the world’s most admired organizations in the creation, assisting and execution of talent strategy. We accomplish this through consulting solutions that address how people work and show how to nurture them so that their strategies succeed. We capitalize on the breadth of our IP, service offerings and expertise to do what is right for the client—transforming ideas into actionable insights. Clients can depend on our solutions to be data backed, market tested and agile.

We are widely recognized by our clients and industry experts for the excellence of our work. Some highlights from fiscal 2020 include:

▪	Overall leader, Baker’s Dozen Customer Satisfaction Ratings: Employee Engagement (HRO Today)
▪	Leader, Organization Strategy Consulting (ALM Intelligence)
▪	Leader, Talent and Leadership Consulting and #1 in Depth Capability (ALM Intelligence)
▪	Gold Medal, UK’s Leading Management Consultants: People and Performance (Financial Times)
▪	Choice Award, Measurement, Testing & Assessment (Training Magazine Network)
▪	Best Consulting Firms in HR Consulting (Vault)
▪	Best RPO Provider in Greater China - MNC (HRoot)
▪	Golden HR Award for Outstanding Achievements in South China Property – Shimao (Guangzhou HRO)

Korn Ferry is known for creating and owning one of the most comprehensive and up-to-date people and organization databases in the world. We can benchmark clients against the best, but more critically, can help them make the changes to achieve their optimal performance. These insights are embedded into every consulting project and are a powerful differentiator for our clients, who have come to depend on Korn Ferry for our informed and data-driven point of view.

Consulting fee revenue was $543.1 million, $568.3 million and $540.5 million in fiscal 2020, 2019 and 2018, respectively. This represented 28%, 30% and 31% of the Company’s total fee revenue in fiscal 2020, 2019 and 2018, respectively.

Client Base—During fiscal 2020, the Consulting segment partnered with approximately 4,800 clients across the globe and 22% of Consulting’s fiscal 2020 fee revenue was referred from Korn Ferry’s Executive Search, Digital and RPO & Professional Search segments. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—The people and organizational consulting market is extremely competitive, as companies are increasingly seeking ways to synchronize their strategy and talent to drive superior business performance. Our competitors include consulting organizations affiliated with accounting, insurance, information systems, executive search and staffing firms, as well as strategy consulting firms. Some of our main competitors are Ernst & Young, McKinsey, Willis Towers Watson and Deloitte. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of leadership and HR consulting.

Digital

Overview—As the world changes at lightning speed, to compete, organizations need to be agile, decisive, and to act and scale fast. Korn Ferry Digital empowers leaders to reach their goals by optimizing the potential of their people.

The subscription-based platform that powers our Digital business combines our bank of employee data and Korn Ferry methodology to benchmark where individuals and teams are now, and then identifies the best structure, roles, capabilities and behaviors and rewards needed to drive organizational effectiveness. Digital delivers clear insight with the training and tools needed to align organizational structure with business strategy.

The recent acquisitions of the Acquired Companies allow us to further complement our offering with tools, training and content aimed specifically at driving client challenges related to the acceleration of revenue growth, enhanced customer experience, and professional development.

Our Digital solutions cover the talent journey:

▪	Korn Ferry Assess: our post-hire assessment solution to help you develop and leverage your existing talent

▪	Korn Ferry Listen: customized employee engagement programs that determine how engaged and enabled employees are and help clients understand why
▪	Korn Ferry Pay: market-leading compensation data and tools for employee rewards programs
▪	Korn Ferry Recruit: AI-enabled talent acquisition tools that streamline hiring
▪	Korn Ferry Select: our pre-hire assessment to help you find and hire the best talent

Our Digital team is comprised of top leadership and organizational consultants and thought leaders, located in 71 cities in 48 countries. Our consultants are predominately recruited from local markets, so they are sensitive to local issues, but work together in global teams, resulting in larger opportunities with greater client and commercial impact. Digital fee revenue was $292.4 million, $252.7 million and $244.5 million in fiscal 2020, 2019 and 2018, respectively.

Client Base—During fiscal 2020, the Digital segment partnered with approximately 9,000 clients across the globe and 6% of Digital’s fiscal 2020 fee revenue was referred from Korn Ferry’s Executive Search, Consulting and RPO & Professional Search segments. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—The competitor landscape is fragmented. We compete with specialist suppliers, boutique and large consulting companies in each solution area. Some of our main competitors are AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textio. Despite this, one of our advantages is the way we have linked our data, IP, and the technology platform that allows us to provide an end-to-end view of talent. We are able to show what success looks like across almost 4,000 roles, and our Accountability, Capability, & Identity Success Profile model provides a holistic way to look at a job from multiple angles and provide connectivity from people to strategy.

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

As part of being retained by a client to conduct a search, we assemble a team of consultants with appropriate geographic, industry and functional expertise. We utilize a standardized and differentiated approach to placing talent that integrates our research-based IP with our practical experience. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2020, we executed 6,064 new executive search assignments.

Industry Specialization—Consultants organized in six broad industries groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industries and geographies. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2020 Assignments Opened by Industry Specialization

Global Industries:
Industrial	31%
Financial Services	20%
Life Sciences/Healthcare Provider	16%
Consumer	15%
Technology	13%
Regional Specialties (U.S.):
Education/Not-for-Profit	5%

Functional Expertise—We have organized executive search centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the boardroom, and their expertise is in organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2020 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	70%
Finance and Control	10%
Marketing and Sales	6%
Information Systems	6%
Manufacturing/Engineering/Research and Development/Technology	5%
Human Resources and Administration	3%

Regions

North America—In fiscal 2020, the region generated fee revenue of $434.6 million and opened 2,557 new engagements with an average of 253 consultants.

EMEA—In fiscal 2020, the region generated fee revenue of $170.3 million and opened 1,863 new engagements with an average of 173 consultants.

Asia Pacific—In fiscal 2020, the region generated fee revenue of $98.1 million and opened 1,107 new engagements with an average of 96 consultants.

Latin America—In fiscal 2020, the region generated fee revenue of $29.4 million and opened 537 new engagements with an average of 38 consultants.

Client Base—Our 3,968 Search engagement clients in fiscal 2020 include many of the world’s largest and most prestigious public and private companies.

Competition—In Executive Search, we compete with other global executive search firms (i.e. Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart). Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, unique IP, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

RPO & Professional Search

Overview—Korn Ferry combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to our clients. Our recruiting solutions have breadth, including all functional talent segments—IT, Marketing, R&D, Commercial Sales, HR, Healthcare, Supply Chain, Finance and Legal. We also have depth, with the ability to deliver transaction sizes ranging from single professional searches to team, department and line of business projects, and enterprise global professional recruiting solutions. Our global capabilities deliver 1-10,000 or more new hires to address our clients’ employment needs.

RPO: In fiscal 2020, Korn Ferry was recognized as one of the top RPO providers in the Baker’s Dozen list, marking our 13th consecutive year on the list. We were also named a leader on the Everest PEAK Matrix for three years running and achieved star performer status in 2020. Through decades of experience, we have enhanced our RPO solution to deliver quality candidates that drive our clients’ business strategies. We leverage proprietary IP and data sets to guide clients on the critical skills and competencies to look for, compensation information to align with market demand, and assessment tools to ensure candidate fit.

We combine traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Consultants, based in 33 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to provide speed, efficiency and quality service for clients worldwide.

Project Recruitment: We can deliver the same talent acquisition services as we would in an end-to-end RPO solution, but within a defined project start and end date. Our Project Recruitment solution is seamless and aligned with the client’s broader talent acquisition strategy. Clients enjoy the same benefits around reduced time to hire, reduced cost per hire and improved candidate quality that they would with a full RPO solution, but via an on-demand model to manage short-term or specialized needs.

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
▪ Education/Not-for-Profit/Government

Our innovative search process mirrors our Executive Search solution, offering access to active and passive candidate pools, the industry’s richest data on salaries and employee engagement, and proprietary tools in Korn Ferry Digital. A wealth of assessment data defines the traits needed for success in each role we recruit and matches candidates against best-in-class profiles while also gauging cultural fit. Our newest offering, Korn Ferry Recruit, a nimble solution, provides a fully integrated end-to-end technology solution for high-volume hiring of repeatable roles.

Client Base—During fiscal 2020, the RPO & Professional Search segment partnered with 2,202 clients across the globe and 43% of RPO & Professional Search’s fiscal 2020 fee revenue was referred from Korn Ferry’s Executive Search Consulting and Digital segments.

Competition—We primarily compete for RPO business with other global RPO providers and compete for search assignments with regional contingency recruitment firms and large national retained recruitment firms. We believe our competitive advantage is distinct. We are strategic, working with clients to hire best-fit candidates using our assessment IP, proprietary technology and professional recruiters. Our Talent Delivery Centers provide our teams with increased scalability, multilingual capabilities, global reach and functional specialization. We also work under the One Korn Ferry umbrella to help clients plan for their broader talent acquisition needs as part of their business strategy planning.

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

As of April 30, 2020, we had a total of 8,198 full-time employees. Of this, 1,686 were Executive Search employees consisting of 556 consultants and 1,130 associates, researchers, administrative and support staff. Our Consulting segment had 2,058 employees as of April 30, 2020, consisting of 1,671 consultants and execution staff and 387 associates, researchers, administrative and support staff. Our Digital segment had 1,413 employees as of April 30, 2020, consisting of 421 consultants and 992 associates, researchers, administrative and support staff. Our RPO & Professional Search segment had 2,891 employees as of April 30, 2020, consisting of 331 consultants and 2,560 administrative and support staff. Corporate had 150 professionals as of April 30, 2020. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

Item 1A. Risk Factors

The discussion below describes the most significant factors, events, and uncertainties that make an investment in our securities risky. It does not address all of the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Risks Related to Our Business

The global coronavirus (“COVID-19”) pandemic has been negatively impacting our operations and financial performance, as well as the operations and financial performance of many of the clients in the industries we serve. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the impact, restrictions and operational requirements that apply to our business and the businesses of our clients, and the state of the global economy as a result of the pandemic, none of which can be predicted at this time.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread across the globe, including all or most of the countries in which we and our clients operate. The COVID-19 pandemic has caused, and is expected to continue to cause, a global slowdown in economic activity, a decrease in demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region (heightening the uncertainty as to the ultimate impact COVID-19 may have on our operations and financial performance), including (1) restrictive governmental and business actions that have been and continue to be taken in response (including travel restrictions, work from home requirements, and other workforce limitations), (2) economic stimulus, funding and relief programs and other governmental economic responses, (3) the effectiveness of governmental actions, (4) economic uncertainty in key global markets and financial market volatility, (5) levels of economic contraction or growth, (6) the impact of the pandemic on health and safety, (7) the pace of recovery if and when the pandemic subsides, and (8) how significantly the number of cases increases as economies begin to open up and the restrictive governmental and business actions referred to above are relaxed.

Further, the COVID-19 pandemic has subjected our operations and financial performance to a number of risks, including those discussed below:

▪

Operations-related risks: Across all of our businesses, we are facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, and restrictions on the movement of people, both at our own offices and at those of our clients and our suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for products and services, client requests for engagement deferrals or other contract modifications, and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic disruption continues, the more severe the negative impact will be on our operations and financial performance.

▪

Client-related risks: Our clients have been and will be disrupted by quarantines and restrictions on employees’ ability to work and office closures. Such disruptions have and may continue to restrict our ability to provide products and services to our clients and have also and may continue to reduce demand for our products and services. In addition, COVID-19 has adversely affected the global economy and the economies and financial markets of many countries, which may result in further economic downturn that could affect demand for our products and services and impact our operations.

▪

Employee-related risks: We have experienced and will experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

▪

Liquidity- and funding-related risks: While we have significant sources of cash and liquidity and access to committed credit lines, a prolonged period of generating lower revenue could adversely affect our cash flow and liquidity. Conditions in the financial and credit markets may also limit our ability to draw on our revolving credit line, as well as the availability of additional funding or increase the cost of funding, if it were to become necessary.

As the COVID-19 pandemic continues to negatively impact our operations, it may also have the effect of heightening many of the other risks described in this Risk Factor section of our 10-K. In particular, see the risk factors titled:

▪	“We may not be able to align our cost structure with our revenue level”,
▪	“Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants”,
▪	“Foreign currency exchange rate risks affect our results of operations”,
▪	“Our indebtedness could adversely affect our financial condition”,
▪	“We may be unable to service our indebtedness”,
▪	“A decline in our operating results or available cash could cause us to experience difficulties in complying with covenants contained in more than one agreement”,
▪	“We are increasingly dependent on third parties for the execution of critical functions”,
▪

“As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results”,

▪	“We are a cyclical company whose performance is tied to local and global economic conditions”,
▪	“We face risks associated with social and political instability, legal requirements and economic conditions in our international operations”,
▪	“You may not receive the level of dividends provided for in the dividend policy our Board of Directors has adopted or any dividends at all”, and
▪

“Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability”.

Further, the COVID-19 pandemic may also affect our operations and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

As a result of the decrease in fee revenue worldwide, the Company developed and implemented a plan that included (i) a reduction in workforce which resulted in $40.5 million of restructuring charges in fiscal 2020 (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses. There is no guarantee that such plan will be successful and achieve the expected cost efficiencies.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

We are limited in our ability to recruit candidates from certain of our clients due to off-limit agreements with those clients and for client relation and marketing purposes; such limitations could harm our business.

Either by agreement with clients, or for client relations or marketing purposes, we are required to or elect to refrain from, for a specified period of time, recruiting candidates from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following the completion of an assignment and cause us to lose search opportunities to our competition. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive and professional searches for the client. If a prospective client believes that we are overly restricted by these off-limit agreements from recruiting employees of our existing clients, these prospective clients may not engage us to perform their executive searches. Therefore, our inability to recruit candidates from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

We face significant competition; Competition in our industries could result in lost market share, reduced demand for our services, and/or require us to charge lower prices for our services, which could adversely affect our operating results and future growth.

We continue to face significant competition to each of our services and product offerings. The human resource consulting market has been traditionally fragmented and a number of large consulting firms, such as Ernst & Young, McKinsey, Willis Towers Watson and Deloitte are building businesses in human resource consulting to serve these needs. Our consulting business line has and continues to face competition from human resource consulting businesses. Many of these competitors are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Digital Products in the human resource market has been traditionally fragmented and a number of firms such as AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textio offer competitive products. Competitors in the digital marketplace are a combination of large well capitalized firms and niche players who have received multiple rounds of private financing. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

Our executive search services face competition from both traditional and non-traditional competitors that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. In recent years, we have also begun facing increased competition from sole proprietors and in-house human resource professionals whose ability to provide job placement services has been enhanced by professional profiles made available on the internet and enhanced social media-based search tools. The continued growth of the shared economy and related freelancing platform sites may also negatively impact demand for our services by allowing employers seeking services to connect with employees in real time and without any significant cost. Traditional executive search competitors include Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base are subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market.

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

Our RPO & Professional Search services primarily compete for business with other RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis and Kelly Services, and compete for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash and the Lucas Group. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. This is a highly competitive and developing industry with numerous specialists. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively could adversely affect our operating results and future growth.

Consolidation in the industries that we serve could harm our business.

Companies in the industries that we serve have and may continue to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our clients merge or consolidate and combine their operations, we may experience a decrease in the amount of services we perform for these clients. If one of our clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could harm our business, results of operations and financial condition.

Failure to attract and retain qualified and experienced consultants, could result in a loss of clients which in turn could cause a decline in our revenue and harm to our business.

We compete with other executive and professional search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2020, our top three consultants in each of Executive Search and Consulting segment had generated business equal to approximately 1% of our total fee revenues. Furthermore, our top ten consultants in each of Executive Search and Consulting segment had generated business equal to approximately 3% of our total fee revenues. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Consulting, Digital or RPO & Professional Search, or maintain the quality of service to which our clients are accustomed, as well as the ability of a departing consultant to move business to his or her new employer, could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant at another executive search or consulting firm. Failing to limit departing consultants from moving business or recruiting our consultants to a competitor could adversely affect our business, financial condition and results of operations.

We incur substantial costs to hire and retain our professionals, and we expect these costs to continue and to grow.

Our success depends on attracting and retaining professional employees. To attract and retain such employees in a competitive marketplace, we must provide a competitive compensation package. As such, we often pay hiring bonuses and annual retention bonuses to secure the services of new hires and retain our professional employees. Such payments have taken the form of long-term deferred compensation, restricted stock, and unsecured cash payments in the form of promissory notes. The aggregate amount of these awards to employees is significant and as competition in our industry intensifies, we expect to continue issuing these types of long-term incentive awards. The deterioration in the national and global economy and labor markets as a result of COVID-19 has and may continue to put negative pressure on demand for our services, thereby negatively affecting our generation of future revenues, but we nonetheless continue to incur the cost of these long-term awards, resulting in lower results of operations.

Failing to retain our executive officers and key personnel or integrate new members of our senior management who are critical to our business may prevent us from successfully managing our business in the future.

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

If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience difficulties in competing successfully for both new engagements and qualified consultants, which could seriously harm our business.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, the demands on our business and our operating risks may increase.

As part of our corporate strategy, we are attempting to leverage our research and consulting services to sell a full range of services across the life cycle of a policy, program, project or initiative, and we are regularly searching for ways to provide new services to clients. This strategy, even if effectively executed, may prove insufficient in light of changes in market conditions, technology, competitive pressures or other external factors. In addition, we plan to extend our services to new clients and into new lines of business and geographic locations. As we focus on developing new services, clients, practice areas and lines of business; open new offices; and engage in business in new geographic locations, our operations are exposed to additional as well as enhanced risks.

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

Efforts involving a different focus and/or new services, clients, practice areas, lines of business, offices and geographic locations entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, new or improved services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. As our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

We are subject to potential legal liability from clients, employees, candidates for employment, stockholders and others. Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

We are exposed to potential claims with respect to the executive search process and our consulting services. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract; a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search; and a candidate or employee could assert an action against us for alleged discrimination, violations of labor and employment law or other matters. Also, in various countries, we are subject to data protection laws impacting the processing of candidate information and other regulatory requirements that could give rise to liabilities/claims. Client dissatisfaction with the consulting services provided by our consultants may also lead to claims against us.

Additionally, as part of our consulting services, we often send a team of leadership consultants to our clients’ workplaces. Such consultants generally have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of misuse or misappropriation of client IP, confidential information, funds or other property, as well as harassment, criminal activity, torts, or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business.

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

Risks Related To Our Profitability

We may not be able to align our cost structure with our revenue level, which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. When actual or projected fee revenues are negatively impacted by weakening customer demand, we have and may again find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. In fiscal 2020, due to the decrease in fee revenue as a result of COVID-19, the Company developed and implemented a plan that included (i) a reduction in workforce which resulted in $40.5 million of restructuring charges in fiscal 2020 (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses. There is, however, no guarantee that such measures will properly align our cost structure to our revenue level. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

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

If we are unable to achieve and maintain adequate overall utilization, as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. Natural disasters, pandemics, disruptions to travel and transportation or problems with communications systems negatively impact our ability to perform services for, and interact with, our clients at their physical locations, which could have an adverse effect on our business and results of operations.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements when pricing them.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended April 30, 2020, 2019, and 2018, fixed-fee engagements represented 25%, 27%, and 28% of our revenues, respectively.

Risks Related To Accounting and Taxation

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingent consideration, annual performance-related bonuses, allowance for doubtful accounts, share-based payments and deferred income taxes. Actual results could differ from the estimates we make based on historical experience and various assumptions believed to be reasonable based on specific circumstances, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Foreign currency exchange rate risks affect our results of operations.

A material portion of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Most of our international expenses and revenue are denominated in foreign currencies. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we have operations, among other factors. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Such variations expose us to both adverse as well as beneficial movements in currency exchange rates. Given the volatility of exchange rates, we are not always able to manage effectively our currency translation or transaction risks, which has and may continue to adversely affect our financial condition and results of operations.

Unfavorable tax laws, tax law changes and tax authority rulings may adversely affect results.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in tax laws. The amount of our income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from estimated amounts recorded, future financial results may include unfavorable tax adjustments.

Future changes in tax laws, treaties or regulations, and their interpretations or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. As a result, we have been and may again be materially adversely affected by future changes in tax law or policy (or in their interpretation or enforcement) in the jurisdictions where we operate, including the U.S., which could have a material adverse effect on our business, cash flow, results of operations, financial condition, as well as our effective income tax rate.

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

Risks Related to Our Financing/Indebtedness

Our indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, prevent us from fulfilling our obligations under our indebtedness and could divert our cash flow from operations for debt payments.

As of April 30, 2020, we had approximately $400.0 million in total indebtedness outstanding, and $646.0 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) provided for under our Credit Agreement (the “Credit Agreement”) that we entered into on December 16, 2019, with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.

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

•	our ability to borrow additional funds or to refinance debt may be limited;

•	COVID-19 could impact our ability to draw on the revolver or result in a credit downgrade; and

•

it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Revolver bears interest at variable rates.

Despite our indebtedness levels, we and our subsidiaries may still incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may incur substantial additional indebtedness in the future. The Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of April 30, 2020, we had $646.0 million of availability to incur additional secured indebtedness under our Revolver.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates fluctuate. As a result, interest rates on the Revolver or other variable rate debt offerings could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Revolver. The Financial Conduct Authority of the U.K. has announced that it plans to phase out LIBOR by the end of calendar year 2021. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

The Credit Agreement and the indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

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

We and our subsidiaries are subject to covenants, representations and warranties in respect of the Revolver, including financial covenants as defined in the Credit Agreement. See “Note 10 – Long-Term Debt” of our notes to our consolidated financial statements included in this Annual Report on Form 10-K.

As a result of these restrictions, we are limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

If we sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the Credit Agreement. The failure to comply with such covenants could result in an event of default under the Revolver and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our Revolver could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the lenders under our Revolver to avoid being in default. If we breach our covenants under our Revolver and seek a waiver, we may not be able to obtain a waiver from the lenders thereunder. If this occurs, we would be in default under our Revolver, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to Technology, Cybersecurity and Intellectual Property

Social media platforms present risks and challenges that can cause damage to our brand and reputation.

The inappropriate and/or unauthorized use of social media platforms, including weblogs (or blogs), social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons by our clients or employees could increase our costs, cause damage to our brand, lead to litigation or result in information leakage, including the improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking platforms could damage our reputation, brand image and goodwill.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. The human resource industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Many of those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in artificial intelligence and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. The effort to gain technological expertise and develop new technologies in our business may require us to incur significant expenses. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Limited protection of our IP could harm our business, and we face the risk that our services or products may infringe upon the IP rights of others.

We cannot guarantee that trade secrets, trademark and copyright law protections are adequate to deter misappropriation of our IP (which has become an important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our IP rights. Redressing infringements may consume significant management time and financial resources. Also, we cannot detect all unauthorized use of our IP and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the IP rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.

We have invested in specialized technology and other IP for which we may fail to fully recover our investment, or which may become obsolete.

We have invested in developing specialized technology and IP, including proprietary systems, processes and methodologies, such as Korn Ferry Advance and Talent Hub, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service and product offerings rely on specialized technology or IP that is subject to rapid change, and to the extent that this technology and IP is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, has been and may continue to be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or IP or that our technology and IP will effectively compete with the IP developed by our competitors. If we are unable to develop new technology and IP or if our competitors develop better technology or IP, our revenues and results of operations could be adversely affected.

We rely heavily on our information systems, and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition. We cannot be sure that our current insurance against the effects of a disaster regarding our information technology or our disaster recovery procedures will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

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

We are dependent on third parties for the execution of certain critical functions.

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

Cyber security vulnerabilities and incidents have and may again lead to the improper disclosure of information obtained from our clients, candidates and employees, which could result in liability and harm to our reputation.

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the risk of security breaches which could lead to potential unauthorized disclosure of confidential information. Reliance on trained professionals to configure and operate this infrastructure creates the potential for human error, leading to potential exposure of sensitive or confidential information.

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

The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment that is increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow have not and may not prevent the improper disclosure of such information. Our efforts and the costs incurred to bolster our security against attacks cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements, qualified consultants and could potentially damage currently existing client relationships.

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

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Some U.S. states, including California, have also enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, and we expect that other states will continue to do so. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

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

Risks Related to Acquisitions

Acquisitions, or our inability to effect acquisitions, may have an adverse effect on our business.

We have completed several strategic acquisitions of businesses in the last several years, including our acquisition of the Acquired Companies in fiscal 2020 and Hay Group in fiscal 2016. Targeted acquisitions have been and continue to be part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on:

▪	the extent to which acquisition opportunities become available;
▪	our success in bidding for the opportunities that do become available;
▪	negotiating terms that we believe are reasonable; and
▪	regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. Our Credit Agreement limits us from consummating acquisitions unless we are in pro forma compliance with our financial covenants, and our pro forma domestic liquidity after giving effect to the acquisition is at least $50.0 million, and certain other conditions are met. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

If we are unable to make strategic acquisitions, or the acquisitions we do make are not on terms favorable to us or not effected in a timely manner, it may impede the growth of our business, which could adversely impact our profitability and our stock price.

We may not be able to successfully integrate or realize the expected benefits from our acquisitions.

Our future success depends in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business subjects us to a number of risks, including:

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

Further, we cannot assure you that acquisitions will result in the financial, operational or other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures.

Businesses we acquire may have liabilities or adverse operating issues that could harm our operating results.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2020, goodwill and purchased intangibles accounted for approximately 22% and 4%, respectively, of our total assets. Under U.S. GAAP, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently, if impairment indicators arise) for impairment. In fiscal 2019, the Company began to offer substantially all of the Company’s current products and services using the “Korn Ferry” name, branding and trademarks, and has sunset substantially all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Hay Group and Lominger brands came to the Company through acquisitions and, in connection with the accounting for those acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. On June 12, 2018, the Company concluded that as a result of the decision to discontinue the use of such sub-brands in the near term, the Company was required under U.S. GAAP to record in the first quarter of fiscal 2019 a one-time, non-cash intangible asset impairment charge of $106.6 million. The discontinuation of such brands could adversely affect our business. Further, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized, it is reviewed for impairment at least annually or more frequently, if impairment indicators are present. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience unexpected, significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges, such as the impairment charge that we recorded in the first quarter of fiscal 2019 related to the discontinuation of the Hay Group and Lominger brands, could substantially affect our results of operations and net worth in the periods of such charges.

Risks Related to Global Operations

We are a cyclical company whose performance is tied to local and global economic conditions.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, and under these conditions, companies have cut back on human resource initiatives, all of which negatively affects our financial condition and results of operations. We also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, if the national or global economy or credit market conditions in general deteriorate, the unemployment rate increases or any changes occur in U.S. trade policy (including any increases in tariffs that result in a trade war), such uncertainty or changes put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients experience reduced access to credit and lower revenues, resulting in their inability to meet their payment obligations to us.

We face risks associated with social and political instability, legal requirements and economic conditions in our international operations.

We operate in 53 countries and, during the year ended April 30, 2020, generated 55% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

▪	uncertainties and instability in economic and market conditions caused by the United Kingdom’s (the “U.K.”) exit from the E.U. (“Brexit”);

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
▪

multiple regulations concerning immigration, pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws; and

▪

the introduction of greater uncertainty with respect to trade policies, tariffs, disputes or disruptions, the termination or suspension of treaties, boycotts and government regulation affecting trade between the U.S. and other countries.

One or more of these factors has and may in the future harm our business, financial condition or results of operations.

The United Kingdom’s withdrawal from the E.U. may adversely impact our operations in the United Kingdom and elsewhere.

In fiscal 2020, 10.6% of our fee revenue was recognized in the U.K. On January 31, 2020, the U.K. left the E.U. and is now in a transition period through December 31, 2020. Although the U.K. will remain in the E.U. single market and customs union during the transition period, the long-term nature of the U.K.’s relationship with the E.U. is unclear and there is considerable uncertainty as to whether any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. In particular, although the U.K. enacted a Data Protection Act in May 2018 that is consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies. At this time, we cannot predict the impact Brexit will have on our business generally and our U.K. and European operations more specifically, and no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result. Brexit and any uncertainty with respect thereto could adversely impact customer demand and create significant currency fluctuations. In addition, we could be adversely impacted by changes in trade policies, labor, tax or other laws and regulations, IP rights and supply chain logistics. We may incur additional costs as it addresses any such changes. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.

The challenges that continue to surround the timing and terms of the U.K.’s exit from the EU and its consequences could adversely impact customer and investor confidence and relationships, result in additional market volatility and adversely affect our businesses and results of operations. These effects could derive from delays or reductions in contract awards, canceled contracts, increased costs, fluctuations in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, or less favorable payment terms.

The interest rates under our Credit Agreement may be impacted by the phase-out of LIBOR.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by U.S. Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to amend our Credit Agreement to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our Credit Agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

Risks Related to our Dividend Policy

You may not receive the level of dividends provided for in the dividend policy our Board of Directors has adopted or any dividends at all.

We are not obligated to pay dividends on our common stock. Despite our history of paying dividends, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings, capital requirements, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends is restricted by agreements governing our debt, including our Credit Agreement and the indenture governing our Notes, and by Delaware law.”

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. If we were to use borrowings under our Revolver to fund our payment of dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain and expand our business. Accordingly, you may not receive dividends in the intended amounts, or at all. Any reduction or elimination of dividends may negatively affect the market price of our common stock.

Our ability to pay dividends is restricted by agreements governing our debt, including our Credit Agreement and indenture governing our Notes, and by Delaware law.

Both our Credit Agreement and the indenture governing our Notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we redeem our Notes and amend our Credit Agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our Revolver, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants that could limit in a significant manner or entirely our ability to pay dividends to you.

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

Risks Related to our Stockholders

We may be subject to the actions of activist stockholders.

Our Board of Directors and management team are committed to acting in the best interest of all our stockholders. We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist stockholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies and channels. Responding to stockholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation. COVID-19 has caused a market dislocation which generally tends to increase this risk.

Our business could be disrupted as a result of actions of certain stockholders.

If any of our stockholders commence a proxy contest, advocate for change, make public statements critical of our performance or business, or engage in other similar activities, then our business could be adversely affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board of Directors with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented, which could have a material adverse impact on our business, financial condition or results of operations. Further, any of these matters or any such actions by stockholders may impact and result in volatility of the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is in Los Angeles, California. We lease our corporate office and all 111 of our offices located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2020, we leased an aggregate of approximately 1.3 million square feet of office space. The leases generally have remaining terms of 1 to 10 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age as of April 30, 2020	Position
Gary D. Burnison	59	President and Chief Executive Officer
Robert P. Rozek	59	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	59	Chief Executive Officer, Consulting
Byrne Mulrooney	59	Chief Executive Officer, RPO Professional Search & Digital

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

Mark Arian joined the Company as Chief Executive Officer of Korn Ferry’s Advisory segment in April 2017 and is now the Chief Executive Officer of Consulting. Prior to Korn Ferry, Mr. Arian served as a Managing Principal at Ernst and Young LLP, a multinational professional services firm that provides audit, tax, business risk, technology and security risk services, and human capital services worldwide, from March 2014 until March of 2017. In that capacity, he led the People Advisory Services—Financial Services Sector, and his responsibilities included commercial, people and key account leadership. Between 2008 and 2014, Mr. Arian held various leadership positions at AON and AON Hewitt, a provider of insurance, reinsurance, human capital and management consulting services, serving as an Executive Vice President and leading its strategic Mergers and Acquisitions (“M&A”) and business transformation offering globally. Mr. Arian has also held various leadership positions at Towers Perrin (now Wills Towers Watson) including serving as the Global M&A and Global Change Management leader, and Hewitt Associates, where Mr. Arian built and led the Corporate Restructuring and Change Practice. Mr. Arian is a graduate of Duke University and holds a juris doctorate from Columbia University.

Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of RPO & Professional Search and in March 2017 also became the Chief Executive Officer of Digital. Prior to joining Korn Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third-party logistics company, from 2007 to 2010. Prior to that, he led Spherion’s workforce solutions business in North America, which provides workforce solutions in professional services and general staffing, including recruitment process outsourcing and managed services, from 2003 to 2007. Mr. Mulrooney held executive positions for almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol ‘KFY’. On July 8, 2020, there were approximately 15,258 stockholders of record of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2015 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

Our peer group is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 12 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Resources Connection, Inc. (RECN), Robert Half International, Inc. (RHI), Willis Towers Watson Plc (WLTW) and TrueBlue, Inc. (TBI). We previously included Navigant Consulting, Inc. in our peer group, but as a result of it ceasing to be a public company on October 14, 2019 as a result of its acquisition by Guidehouse, we have removed it from our peer group and is no longer included in the table below. We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(*)

Among Korn Ferry, the S&P 500 Index, and a Peer Group

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

(*)	$100 invested on April 30, 2015 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2020.

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

Stock Repurchase Program

On March 6, 2019, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $200 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $92.4 million, $37.4 million and $33.1 million of the Company’s common stock during fiscal 2020, 2019 and 2018, respectively. Any decision to execute on our stock repurchase program will depend on our will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement, dated  December 16, 2019,  permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA is no greater than 4.25 to 1.00, and the pro forma liquidity is at least $50 million. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2020 — February 29, 2020	113,000	$38.65	113,000	$178.3 million
March 1, 2020 — March 31, 2020	709,619	$28.37	706,569	$158.3 million
April 1, 2020 — April 30, 2020	989	$23.33	—	$158.3 million
Total	823,608	$29.77	819,569

(1)	Represents withholding of 4,039 of restricted shares to cover taxes on vested restricted shares in addition to 819,569 shares repurchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date.

Item 6. Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statements of income data set forth below for the fiscal years ended April 30, 2020, 2019 and 2018 and the selected balance sheets data as of April 30, 2020 and 2019 are derived from our audited consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K. The selected balance sheets data as of April 30, 2018, 2017 and 2016 and the selected statement of income data set forth below for the fiscal years ended April 30, 2017 and 2016 are derived from audited consolidated financial statements and notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2020(1)	2019	2018	2017	2016
	(in thousands, except per share data and other operating data)
Selected Consolidated Statements of Income Data:
Fee revenue	$1,932,732	$1,926,033	$1,767,217	$1,565,521	$1,292,112
Reimbursed out-of-pocket engagement expenses	44,598	47,829	52,302	56,148	54,602
Total revenue	1,977,330	1,973,862	1,819,519	1,621,669	1,346,714

Compensation and benefits	1,297,994	1,311,240	1,199,057	1,065,659	891,472
General and administrative expenses	258,957	351,991	237,390	226,232	213,018
Reimbursed expenses	44,598	47,829	52,302	56,148	54,602
Cost of services	85,886	75,487	73,658	71,482	59,824
Depreciation and amortization	55,311	46,489	48,588	47,260	36,220
Restructuring charges, net (2)	58,559	—	78	34,600	33,013
Total operating expenses	1,801,305	1,833,036	1,611,073	1,501,381	1,288,149

Operating income	176,025	140,826	208,446	120,288	58,565
Other (loss) income, net	(2,879)	10,405	11,416	10,661	(4,778)
Interest expense, net	(22,184)	(16,891)	(13,832)	(14,607)	(3,394)
Income tax provision	43,945	29,544	70,133	29,104	18,960
Net income	107,017	104,796	135,897	87,238	31,433
Net income attributable to noncontrolling interest	(2,071)	(2,145)	(2,118)	(3,057)	(520)
Net income attributable to Korn Ferry	$104,946	$102,651	$133,779	$84,181	$30,913
Basic earnings per share	$1.91	$1.84	$2.39	$1.48	$0.58
Diluted earnings per share	$1.90	$1.81	$2.35	$1.47	$0.58
Basic weighted average common shares outstanding	54,342	55,311	55,426	56,205	52,372
Diluted weighted average common shares outstanding	54,767	56,096	56,254	56,900	52,929
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Other Operating Data:
Fee revenue by segment:
Consulting (3)	$543,095	$568,321	$540,529	$497,736	$351,208
Digital (4)	292,366	252,727	244,484	226,450	119,937
Executive search:
North America	434,624	455,826	408,098	356,625	371,345
EMEA	170,314	182,829	173,725	146,506	144,319
Asia Pacific	98,132	104,291	96,595	80,169	80,506
Latin America	29,400	31,896	30,624	34,376	26,744
Total executive search	732,470	774,842	709,042	617,676	622,914
RPO & Professional Search	364,801	330,143	273,162	223,659	198,053
Total fee revenue	$1,932,732	$1,926,033	$1,767,217	$1,565,521	$1,292,112
Number of offices (at period end) (5)	111	104	106	114	150
Number of consultants and execution staff (at period end)	2,979	3,099	2,922	2,900	2,784
Number of new engagements opened	8,808	9,725	9,149	8,126	7,430
Number of full-time employees:
Consulting	2,058	2,416	2,316	2,413	2,432
Digital	1,413	1,187	1,138	1,185	1,194
Executive search	1,686	1,960	1,865	1,791	1,682
RPO & Professional Search	2,891	2,942	2,188	1,710	1,530
Corporate	150	173	136	133	109
Total full-time employees	8,198	8,678	7,643	7,232	6,947
Selected Consolidated Balance Sheets Data as of April 30:
Cash and cash equivalents	$689,244	$626,360	$520,848	$410,882	$273,252
Marketable securities (6)	174,085	140,751	137,085	119,937	141,430
Working capital	612,876	585,852	455,799	385,095	188,010
Total assets	2,743,828	2,334,852	2,287,914	2,062,898	1,898,600
Long-term obligations (7)	895,930	540,507	509,839	517,271	375,035
Total stockholders’ equity	1,223,691	1,243,387	1,219,615	1,087,048	1,047,301

(1)	Due to the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution on November 1, 2019, which accounted for $53.2 million and $155.5 million of fee revenue and total assets, respectively, during fiscal 2020, financial data trends for fiscal 2020 are not comparable to the prior period.
(2)

During fiscal 2020, the Company implemented two restructuring plans in order to rationalize our cost structure by eliminating redundant positions. The first plan was due to the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution on November 1, 2019, which resulted in restructuring charges of $18.1 million in fiscal 2020 related to severance. The second plan was due to the COVID-19 pandemic that decreased our fee revenue significantly in the fourth quarter of fiscal 2020 and resulted in restructuring charges of $40.5 million in fiscal 2020 related to severance. During fiscal 2018 and 2017, the Company continued to implement the fiscal 2016 restructuring plan in order to integrate the Advisory entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating office space. This resulted in restructuring charges of $0.1 million and $34.6 million in fiscal 2018 and 2017, respectively. Of the amount recorded in restructuring charges in fiscal 2017, $16.0 million related to severance and $18.6 million related to consolidation of office spaces. In fiscal 2016, the Company implemented the above-referenced restructuring plan and as a result, the Company recorded $33.0 million in restructuring charges, of which $32.1 million related to severance and $0.9 million related to consolidation and abandonment of premises.

(3)

During fiscal 2020, the Company changed the composition of its global segments. The Consulting segment represents the consulting business that was previously included in the Advisory segment. Segment data for fiscal 2019, 2018, 2017 and 2016 have been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

(4)

During fiscal 2020, the Company changed the composition of its global segments. The Digital segment represents the products business that was previously included in the Advisory segment. Segment data for fiscal 2019, 2018, 2017 and 2016 have been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

(5)

The number of offices decreased by eight as of April 30, 2018 compared to April 30, 2017 and 36 as of April 30, 2017 compared to April 30, 2016, due to the continued implementation of the 2016 restructuring plan.

(6)

As of April 30, 2020, 2019, 2018, 2017, and 2016, the Company’s marketable securities included $141.4 million, $140.8 million, $137.1 million, $119.9 million, and $141.4 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5—Financial Instruments in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(7)

During fiscal 2020 our long- term obligations increased compared to the previous years due to $180.8 million of non-current portion of operating lease liability recognized as a result of the implementation of Accounting Standard Codification 842 -Leases in fiscal 2020 and our new 4.625% Senior Unsecured Notes due 2027 with a $400 million principal amount offset by a decrease in the amount outstanding under our Credit Facility in fiscal 2020 compared to fiscal 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals as well as the expected benefits of the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution (collectively, the “Acquired Companies”), the timing and expected benefits of our recently adopted restructuring plans and the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the magnitude and duration of the negative impact of the COVID -19 outbreak on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the withdrawal of the United Kingdom from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate the Acquired Companies, the ability to recognize the anticipated benefits of the acquisition of the Acquired Companies, the costs related to the acquisition of the Acquired Companies, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading IP and data.

2.

Digital leverages an artificial intelligence (“AI”) powered platform to identify structure, roles, capabilities and behaviors needed to drive business forward. The end to end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

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

Consulting and Digital are new reporting segments. Previously, these were tracked and reported together as Korn Ferry Advisory (“Advisory”). Over the past years we have invested in the Digital business and harmonized the structure of our content and data, building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments, combined with the acquisitions of Miller Heiman Group, AchieveForum and Strategy Execution (“the “Acquired Companies”) in November 2019 from TwentyEighty, Inc. for $108.6 million, resulted in reassessing how we managed our Advisory business. Therefore, beginning in the third quarter of fiscal 2020, we separated Advisory into two segments in order to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, who had begun to regularly make resource allocation decisions and assess performance separately between Consulting and Digital within Advisory. The addition of the Acquired Companies has further expanded our vast IP and content and leveraged the firm’s digital delivery platforms. We have invested in our digital business to digitize and harmonize the structure of our IP content and data and in building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement.

Highlights of our performance in fiscal 2020 include:

▪

Approximately 70% of the executive searches we performed in fiscal 2020 were for board level, chief executive and other senior executive and general management positions. Our 3,968 search engagement clients in fiscal 2020 included many of the world’s largest and most prestigious public and private companies.

▪	We have built strong client loyalty, with 90% of the assignments performed during fiscal 2020 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
▪	Approximately 71% of our revenues were generated from clients that utilized multiple lines of our business.
▪

A vital pillar of our growth strategy is our Digital business. Our data and IP are embedded into the core business processes of our clients, helping us generate long-term relationships through large scale and technology-based talent programs.

▪

In fiscal 2020, Korn Ferry was recognized as one of the top RPO providers in the Baker’s Dozen list, marking our 13th consecutive year on the list. We were also named leader on the Everest PEAK Matrix for three years running and achieved star performer status in fiscal 2020. Through decades of experience, we have enhanced our RPO solution to deliver quality candidates that drive our clients’ business strategies. We leverage proprietary IP and data sets to guide clients on the critical skills and competencies to look for, compensation information to align with market demand, and assessment tools to ensure candidate fit.

Restructuring and Operational Changes

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). The Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands used at the time, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million in fiscal 2019. During fiscal 2020 the Company completed the implementation of this plan.

On November 1, 2019, we adopted a restructuring plan to rationalize our cost structure to realize the efficiencies and operational improvement that the investments in the digital business had enabled, or positioned us to realize. The plan impacts both Consulting and Digital and includes the elimination of redundant positions and consolidation of office space. During fiscal 2020, we recognized $18.1 million of restructuring charges associated with severance and recorded $2.8 million of integration/acquisition costs associated with impairment of 16 office leases. The restructuring actions will be completed by July 31, 2020.

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas worldwide. Initially,

the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. During the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic and the impact has been felt worldwide. The outbreak has severely restricted the level of economic activity in affected areas and has had an adverse impact on sales of certain of our products and services. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. All of our business segments across all of our geographies have been impacted as fee revenue decreased significantly in the fourth quarter. In light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan includes (i) a reduction in workforce, which was substantially completed by the end of fiscal 2020 and resulted in restructuring charges of $40.5 million associated with severance, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments). For fiscal 2020, Adjusted EBITDA excluded $58.6 million of restructuring charges, $12.2 million of integration/acquisition costs and $1.8 million of separation costs. For fiscal 2019, Adjusted EBITDA excluded $106.6 million of tradename write-offs and $6.7 million of integration/acquisition costs. For fiscal 2018, Adjusted EBITDA excluded $9.4 million of integration/acquisition costs and $0.1 million of restructuring charges, net.

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

Fee revenue was $1,932.7 million during fiscal 2020, an increase of $6.7 million, compared to $1,926.0 million in fiscal 2019, with increases in fee revenue in Digital and RPO & Professional Search. During fiscal 2020, we recorded operating income of $176.0 million with the Executive Search, Digital, Consulting and RPO & Professional Search segments contributing $156.9 million, $46.9 million, $17.7 million and $50.4 million, respectively, offset by Corporate expenses of $96.0 million. Net income attributable to Korn Ferry increased by $2.2 million during fiscal 2020 to $104.9 million from $102.7 million in fiscal 2019. Adjusted EBITDA was $301.0 million, a decrease of $10.0 million during fiscal 2020, from Adjusted EBITDA of $311.0 million in the year-ago period. During fiscal 2020, the Executive Search, Digital, Consulting and RPO & Professional Search segments contributed $181.1 million, $83.1 million, $61.1 million and $60.2 million, respectively, offset by Corporate expenses net of other income of $84.5 million.

Our cash, cash equivalents and marketable securities increased by $96.2 million to $863.3 million at April 30, 2020, compared to $767.1 million at April 30, 2019. This increase was mainly due to cash flows from operations and net borrowings of $168.6 million as a result of our December 2019 notes offering offset by the repayment of the amount outstanding under our prior revolving credit facility (discussed further below). The increase was partially offset by annual bonuses earned in fiscal 2019 and paid during fiscal 2020, sign-on and retention payments, $108.6 million paid for the acquisition of the Acquired Companies, $92.4 million in stock repurchases in the open market, $41.5 million in payments for the purchase of property and equipment, $9.0 million paid in tax withholding on restricted stock vestings and $22.8 million in dividends paid during fiscal 2020. As of April 30, 2020, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $144.3 million and a fair value of $141.4 million. Our vested obligations for which these assets were held in trust totaled $124.6 million as of April 30, 2020 and our unvested obligations totaled $21.7 million.

Our working capital increased by $27.0 million to $612.9 million in fiscal 2020. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of our debt obligations and dividend payments under our dividend policy in the next twelve months. We had $646.0 million available for borrowing under our Revolver (as defined herein) at April 30, 2020. As of April 30, 2019, we had a total of $420.2 million available under the previous revolver after letters of credit were issued. As of April 30, 2020 and 2019, there was $4.0 million and $2.9 million of standby letters of credit issued, respectively, under our long-term debt arrangements. We had a total of $11.3 million and $8.5 million of standby letters of credits with other financial institutions as of April 30, 2020 and 2019, respectively.

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

Revenue Recognition. Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, either stand-alone or as part of a solution.

Revenue is recognized when control of the goods and services is transferred to the customer, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification 606 (“ASC 606”): 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

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

Digital revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and we have a legally enforceable right to payment. Revenue also comes from the sale of our proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.

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

We perform an annual impairment test each year as of January 31, or more frequently if impairment indicators arise. The qualitative test performed as of January 31, 2020 did not indicate any impairment. During the fourth quarter of fiscal 2020, the rapid and severe impacts of COVID-19, and more specifically, the need to support global social distancing efforts, by mitigating the spread of the virus and complying with restrictions put in place by various governmental and authoritative entities, led to a decline in demand for our products and services. These actions had a material impact on our business.  Therefore, we performed a quantitative review as of March 31, 2020, to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. This quantitative review included sensitivity analyses of each reporting unit’s discounted cash flow models considering updated rates, financial results and forecasts, market multiples and terminal value revenue growth rates. The conclusion for all reporting units was that no impairment existed as of March 31, 2020.

While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and as a result, no impairment charge was recognized. However, due to the impact of the COVID-19 pandemic the fair value calculated by or substantive valuation of all the reporting units has declined. While these fair values exceed carrying value for all reporting units the excess of fair value over carrying value of the Consulting segment has the smallest buffer. As of April 30, 2020, goodwill in our Consulting segment was $173.0 million. We are unable to predict how long the impacts from COVID-19 will affect our operations or what additional restrictions may be imposed by governments. Variations from current expectations could impact future levels of fair value relative to carrying value resulting in an impairment. There was no indication of potential impairment during the month of April 30, 2020 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

▪	A prolonged downturn in the business environment in which the reporting units operate including a longer than anticipated public health crisis;
▪	An economic climate that significantly differs from our future profitability assumptions in timing or degree;
▪	The deterioration of the labor markets;
▪	Volatility in equity and debt markets; and
▪	Competition and disruption in our core business.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2020	2019	2018
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.3	2.5	3.0
Total revenue	102.3	102.5	103.0
Compensation and benefits	67.2	68.1	67.9
General and administrative expenses (1)	13.4	18.3	13.4
Reimbursed expenses	2.3	2.5	3.0
Cost of services	4.4	3.9	4.2
Depreciation and amortization	2.9	2.4	2.7
Restructuring charges, net	3.0	—	—
Operating income	9.1	7.3	11.8
Net income	5.5%	5.4%	7.7%
Net income attributable to Korn Ferry	5.4%	5.3%	7.6%

(1)	General and administrative expenses for fiscal 2019 includes write-off of tradenames of $106.6 million.

The following tables summarize the results of our operations by segment:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2020		2019		2018
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting (1)	$543,095	28.1%	$568,321	29.5%	540,529	30.6%
Digital (1)	292,366	15.1	252,727	13.1	244,484	13.8
Executive Search:
North America	434,624	22.5	455,826	23.7	408,098	23.1
EMEA	170,314	8.8	182,829	9.5	173,725	9.8
Asia Pacific	98,132	5.1	104,291	5.4	96,595	5.5
Latin America	29,400	1.5	31,896	1.7	30,624	1.7
Total Executive Search	732,470	37.9	774,842	40.3	709,042	40.1
RPO & Professional Search	364,801	18.9	330,143	17.1	273,162	15.5
Total fee revenue	1,932,732	100.0%	1,926,033	100.0%	1,767,217	100.0%
Reimbursed out-of-pocket engagement expense	44,598		47,829		52,302
Total revenue	$1,977,330		$1,973,862		$1,819,519

(1)	The Consulting and Digital segment data for fiscal 2019 and 2018 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

	Year Ended April 30,
	2020		2019		2018
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Consulting{2}	$17,695	3.3%	$(34,115)	(6.0%)	$22,408	4.1%
Digital(2)	46,909	16.0	39,732	15.7	78,127	32.0
Executive Search:
North America	113,080	26.0	120,754	26.5	100,397	24.6
EMEA	21,085	12.4	29,974	16.4	26,768	15.4
Asia Pacific	17,914	18.3	24,364	23.4	18,425	19.1
Latin America	4,860	16.5	3,998	12.5	4,022	13.1
Total Executive Search	156,939	21.4	179,090	23.1	149,612	21.1
RPO & Professional Search	50,438	13.8	50,884	15.4	39,396	14.4
Corporate	(95,956)		(94,765)		(81,097)
Total operating income	$176,025	9.1%	$140,826	7.3%	$208,446	11.8%

(1)	Margin calculated as a percentage of fee revenue by segment.
(2)	The Consulting and Digital segment data for fiscal 2019 and 2018 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$732,470	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$749,208	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry										$104,946
Net income attributable to noncontrolling interest										2,071
Other loss, net										2,879
Interest expense, net										22,184
Income tax provision										43,945
Operating income (loss)	$17,695	$46,909	$113,080	$21,085	$17,914	$4,860	$156,939	$50,438	$(95,956)	$176,025
Depreciation and amortization	17,567	19,261	3,452	1,713	1,311	1,182	7,658	3,906	6,919	55,311
Other income (loss), net	1,326	485	(3,051)	139	11	51	(2,850)	82	(1,922)	(2,879)
EBITDA	36,588	66,655	113,481	22,937	19,236	6,093	161,747	54,426	(90,959)	228,457
Integration/acquisition costs	—	5,937	—	—	—	—	—	—	6,215	12,152
Restructuring charges, net	24,504	10,481	7,244	6,347	3,649	309	17,549	5,742	283	58,559
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$181,079	$60,168	$(84,461)	$300,951
Operating margin	3.3%	16.0%	26.0%	12.4%	18.3%	16.5%	21.4%	13.8%		9.1%
Adjusted EBITDA margin	11.2%	28.4%	27.8%	18.2%	23.3%	21.8%	24.7%	16.5%		15.6%

	Year Ended April 30, 2019
			Executive Search
	Consulting(1)	Digital(1)	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$568,321	$252,727	$455,826	$182,829	$104,291	$31,896	$774,842	$330,143	$—	$1,926,033
Total revenue	$585,893	$252,727	$469,743	$186,131	$105,543	$31,960	$793,377	$341,865	$—	$1,973,862

Net income attributable to Korn Ferry										$102,651
Net income attributable to noncontrolling interest										2,145
Other income, net										(10,405)
Interest expense, net										16,891
Income tax provision										29,544
Operating (loss) income	$(34,115)	$39,732	$120,754	$29,974	$24,364	$3,998	$179,090	$50,884	$(94,765)	$140,826
Depreciation and amortization	16,172	12,885	3,890	1,254	1,428	410	6,982	3,255	7,195	46,489
Other income (loss), net	2,203	995	6,699	432	281	322	7,734	268	(795)	10,405
EBITDA	(15,740)	53,612	131,343	31,660	26,073	4,730	193,806	54,407	(88,365)	197,720
Integration/acquisition costs	5,304	1,255	—	—	—	—	—	—	187	6,746
Tradename write-offs	76,967	29,588	—	—	—	—	—	—	-	106,555
Adjusted EBITDA	$66,531	$84,455	$131,343	$31,660	$26,073	$4,730	$193,806	$54,407	$(88,178)	$311,021
Operating margin	(6.0%)	15.7%	26.5%	16.4%	23.4%	12.5%	23.1%	15.4%		7.3%
Adjusted EBITDA margin	11.7%	33.4%	28.8%	17.3%	25.0%	14.8%	25.0%	16.5%		16.1%

(1)	The Consulting and Digital segment data for fiscal 2019 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

	Year Ended April 30, 2018
			Executive Search
	Consulting(1)	Digital(1)	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$540,529	$244,484	$408,098	$173,725	$96,595	$30,624	$709,042	$273,162	$—	$1,767,217
Total revenue	$556,521	$244,484	$421,260	$177,234	$98,062	$30,717	$727,273	$291,241	$—	$1,819,519

Net income attributable to Korn Ferry										$133,779
Net income attributable to noncontrolling interest										2,118
Other income, net										(11,416)
Interest expense, net										13,832
Income tax provision										70,133
Operating income (loss)	$22,408	$78,127	$100,397	$26,768	$18,425	$4,022	$149,612	$39,396	$(81,097)	$208,446
Depreciation and amortization	18,954	12,573	3,930	1,689	1,408	455	7,482	3,054	6,525	48,588
Other income, net	2,127	374	1,142	168	373	181	1,864	152	6,899	11,416
EBITDA	43,489	91,074	105,469	28,625	20,206	4,658	158,958	42,602	(67,673)	268,450
Integration/acquisition costs	7,724	1,427	—	—	—	—	—	—	279	9,430
Restructuring charges (recoveries), net	(122)	(119)	—	—	313	—	313	6	-	78
Adjusted EBITDA	$51,091	$92,382	$105,469	$28,625	$20,519	$4,658	$159,271	$42,608	$(67,394)	$277,958
Operating margin	4.1%	32.0%	24.6%	15.4%	19.1%	13.1%	21.1%	14.4%		11.8%
Adjusted EBITDA margin	9.5%	37.8%	25.8%	16.5%	21.2%	15.2%	22.5%	15.6%		15.7%

(1)	The Consulting and Digital segment data for fiscal 2018 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fiscal 2020 Compared to Fiscal 2019

During fiscal 2020, the Company changed the composition of its global segments. The Consulting and Digital segment were previously included in the Advisory segment. Segment data for fiscal 2019 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fee Revenue

Fee Revenue. Fee revenue increased by $6.7 million, or 0.3%, to $1,932.7 million in fiscal 2020 compared to $1,926.0 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $36.2 million, or 2%, in fiscal 2020 compared to the year-ago period. The higher fee revenue was attributable to fee revenue generated from the Acquired Companies and growth in RPO & Professional Search, offset by decreases in Executive Search and Consulting principally impacted by COVID-19 I the fourth quarter of fiscal 2020.

Consulting. Consulting reported fee revenue of $543.1 million in fiscal 2020, a decrease of $25.2 million, or 4%,  compared to $568.3 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $10.9 million, or 2%, compared to the year-ago period. The decrease was primarily due to the impact of COVID-19 in the fourth quarter of fiscal 2020.

Digital. Digital reported fee revenue of $292.4 million in fiscal 2020, an increase of $39.7 million, or 16%, compared to $252.7 million in fiscal 2019. The higher fee revenue was attributable to fee revenue generated from the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $6.4 million, or 3%, compared to the year-ago period.

Executive Search. Executive Search reported fee revenue of $732.5 million in fiscal 2020, a decrease of $42.3 million, or 5%, compared to $774.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $11.9 million, or 2%, in fiscal 2020 as compared to the year-ago period. As detailed below, Executive Search fee revenue was lower in all regions in fiscal 2020 as compared to fiscal 2019. The overall decrease in fee revenue was driven by decreases in fee revenue in all sectors due to COVID-19 with consumer products, financial services, technology and education/non-profit having the greatest impact.

North America reported fee revenue of $434.6 million in fiscal 2020, a decrease of $21.2 million, or 5%, compared to $455.8 million in the year-ago period. North America’s fee revenue was lower due to a 7% decrease in the number of engagements billed, partially offset by a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to the year-ago period.

EMEA reported fee revenue of $170.3 million in fiscal 2020,a decrease of $12.5 million, or 7%, compared to $182.8 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $5.9 million, or 3%, in fiscal 2020, compared to the year-ago period. The decrease in fee revenue was due to a 3% decrease in the number of engagements billed and a 1% decrease in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to the year-ago period. The performance in Germany, United Kingdom, Norway,

Sweden and Denmark were the primary contributors to the decrease in fee revenue in fiscal 2020 compared to the year-ago period.

Asia Pacific reported fee revenue of $98.1 million in fiscal 2020, a decrease of $6.2 million, or 6%, compared to $104.3 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $2.9 million, or 3%, in fiscal 2020, compared to the year-ago period. The decrease in fee revenue was due to a 5% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to the year-ago period. The performance in Australia and China were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in Singapore and Japan in fiscal 2020 compared to the year-ago period.

Latin America reported fee revenue of $29.4 million in fiscal 2020, a decrease of $2.5 million, or 8%, compared to $31.9 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 8%, in fiscal 2020, compared to the year-ago period. The decrease in fee revenue was due to lower fee revenue in Brazil, Colombia and Argentina, partially offset by increases in fee revenue in Mexico and Chile in fiscal 2020 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $364.8 million in fiscal 2020, an increase of $34.7 million, or 11%, compared to $330.1 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $6.9 million, or 2%, compared to the year-ago period. Higher fee revenues in RPO and professional search of $26.4 million and $8.3 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense decreased $13.2 million, or 1%, to $1,298.0 million in fiscal 2020 from $1,311.2 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $22.6 million, or 2%, in fiscal 2020 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower performance-related bonus expense due to lower fee revenue as a result of COVID-19 pandemic, a decrease in expenses associated with our deferred compensation and retirement plans driven by a decrease in the fair value of participants’ accounts and a decrease in integration/ acquisition costs. These decreases in compensation and benefits expense were partially offset by a 3% increase in average headcount, which contributed to an increase in salaries and related payroll taxes in fiscal 2020 compared to fiscal 2019. Compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in fiscal 2020 from 68% in fiscal 2019.

Consulting compensation and benefits expense decreased by $17.8 million, or 5%, to $373.2 million in fiscal 2020 from $391.0 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $7.8 million, or 2%, in fiscal 2020 compared to the year-ago period. The change was primarily due to lower performance-related bonus expense due to lower fee revenue as a result of COVID-19 pandemic, partially offset by an increase in salaries and related payroll taxes. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% for both the fiscal 2020 and 2019.

Digital compensation and benefits expense increased by $16.6 million, or 12%, to $149.7 million in fiscal 2020 from $133.1 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $2.8 million, or 2%, in fiscal 2020 compared to the year-ago period. The increase in compensation and benefits expense was due to an increase in salaries and related payroll taxes mainly from the Acquired Companies resulting in a 12% increase in the average headcount in fiscal 2020 compared to the year-ago period. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in fiscal 2020 from 53% in fiscal 2019.

Executive Search compensation and benefits expense decreased by $30.0 million, or 6%, to $472.4 million in fiscal 2020 compared to $502.4 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $7.5 million, or 1%, in fiscal 2020 compared to the year-ago period. The decrease was due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic. The rest of the change was due to a decrease in the expenses associated with our deferred compensation and retirement plans driven by a decrease in the fair value of participants’ accounts. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in fiscal 2020 from 65% in fiscal 2019.

RPO & Professional Search compensation and benefits expense increased by $26.4 million, or 11%, to $261.0 million in fiscal 2020 from $234.6 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $4.5 million, or 2%, in fiscal 2020 compared to the year-ago period. The increase was due to a 14% increase in the average headcount in fiscal 2020 compared to fiscal 2019, partially offset by a decrease in lower performance-related bonus expense due to lower fee revenue as a result of COVID-19 pandemic. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in fiscal 2020 from 71% in fiscal 2019.

Corporate compensation and benefits expense decreased by $8.4 million, or 17%, to $41.7 million in fiscal 2020 from $50.1 million in fiscal 2019. The decrease was primarily due to lower performance-related bonus expense due to lower fee revenue as a result of COVID-19 pandemic and a decrease in expenses associated with our deferred compensation and retirement plans in fiscal 2020 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses decreased $93.0 million, or 26%, to $259.0 million in fiscal 2020 compared to $352.0 million in fiscal 2019. Exchange rates favorably impacted general and administrative expenses by $6.2 million, or 2%, in fiscal 2020 compared to the year-ago period. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames of $106.6 million in fiscal 2019 related to the Plan. The decrease in general and administrative expenses was partially offset by increases in marketing and business development expenses and integration/acquisition costs. General and administrative expenses, as a percentage of fee revenue, decreased to 13% in fiscal 2020 from 18% in fiscal 2019, however, excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in both fiscal 2020 and 2019.

Consulting general and administrative expenses decreased by $79.1 million, or 54%, to $67.1 million in fiscal 2020 compared to $146.2 million in the year-ago period. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames related to the Plan of $77.0 million in fiscal 2019. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 12% in fiscal 2020 from 26% in fiscal 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 12% in both fiscal 2020 and 2019.

Digital general and administrative expenses decreased by $19.4 million, or 33%, to $38.7 million in fiscal 2020 compared to $58.1 million in the year-ago period. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames related to the Plan of $29.6 million in fiscal 2019, partially offset by an increase in integration/acquisition costs and premise and office expenses. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 13% in fiscal 2020 from 23% in fiscal 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2020 compared to 11% in the year-ago period.

Executive Search general and administrative expenses decreased by $7.2 million, or 9%, to $74.9 million in fiscal 2020 from $82.1 million in fiscal 2019. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees, travel related expenses and premise and office expenses in fiscal 2020 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue was 10% in fiscal 2020 compared to 11% in the year-ago period.

RPO & Professional Search general and administrative expenses increased by $3.1 million, or 11%, to $31.2 million in fiscal 2020 from $28.1 million in fiscal 2019. The increase was primarily due to an increase in premise and office expense and to a lesser extent foreign exchange loss in fiscal 2020 compared to foreign exchange gain in fiscal 2019. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 9% in both fiscal 2020 and 2019.

Corporate general and administrative expenses increased by $9.5 million, or 25%, to $47.0 million in fiscal 2020 compared to $37.5 million in fiscal 2019. The increase was due to integration/acquisition costs incurred in fiscal 2020 related to the purchase of the Acquired Companies and increases in marketing and business development expenses in fiscal 2020 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense was $85.9 million in fiscal 2020 compared to $75.5 million in fiscal 2019. Cost of services expense, as a percentage of fee revenue, was 4% in both the fiscal 2020 and 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $55.3 million in fiscal 2020, an increase of $8.8 million, or 19%, compared to $46.5 million in fiscal 2019. The increase was related primarily to the Acquired Companies and technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvement and furniture and fixtures.

Restructuring Charges, Net

In November 2019, we implemented a restructuring plan to eliminate redundant positions that were created due to investments made in our digital business and the acquisition of the Acquired Companies. In April 2020, we implemented a second plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce. As a result of these two plans, we recorded restructuring charges of $58.6 million of severance costs in fiscal 2020. There were no restructuring charges in fiscal 2019.

Operating Income

Operating income was $176.0 million in fiscal 2020, an increase of $35.2 million, compared to $140.8 million in fiscal 2019. The increase in operating income was primarily driven by a decrease in general and administrative expenses of $93.0 million magnified by a one-time write-off of tradenames in the year-ago period, partially offset by restructuring charges of $58.6 million incurred in fiscal 2020.

Consulting operating income was $17.7 million in fiscal 2020, an increase of $51.8 million, compared to operating loss of $34.1 million in fiscal 2019. The change was primarily due to a decrease in general and administrative expenses of $79.1 million magnified by a one-time write-off of tradenames related to the Plan of $77.0 million in the year-ago period and a decrease of $17.8 million in compensation and benefits expense. The increase in operating income was partially offset by lower fee revenue of $25.2 million and restructuring charges of $24.5 million in fiscal 2020. Consulting operating income, as a percentage of fee revenue was 3% in fiscal 2020 compared to an operating loss, as a percentage of fee revenue of 6% in fiscal 2019. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 3% in fiscal 2020 compared to 8% in fiscal 2019.

Digital operating income was $46.9 million in fiscal 2020, an increase of $7.2 million, or 18%, compared to $39.7 million in fiscal 2019. The increase in operating income was due to higher fee revenue of $39.7 million and a decrease in general and administrative expenses of $19.4 million magnified by a one-time write-off of tradenames related to the Plan in the year ago period. The increase in operating income was partially offset by restructuring charges of $10.5 million in fiscal 2020 and increases in compensation and benefits expense, cost of service and depreciation and amortization expense of $16.6 million, $18.3 million and $6.4 million, respectively. Digital operating income, as a percentage of fee revenue was 16% in both the fiscal 2020 and 2019. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 16% in fiscal 2020 compared to 27% in fiscal 2019.

Executive Search operating income decreased by $22.2 million, or 12%, to $156.9 million in fiscal 2020 compared to $179.1 million in fiscal 2019. The decrease in Executive Search operating income was driven by a decrease in fee revenue of $42.3 million and restructuring charges of $17.5 million incurred in fiscal 2020 largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. The decrease in operating income was partially offset by decreases in compensation and benefits expense and general and administrative expenses of $30.0 million and $7.2 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 21% and 23% in the fiscal 2020 and 2019, respectively.

RPO & Professional Search operating income was $50.4 million in fiscal 2020 compared to $50.9 million in fiscal 2019. The decrease in operating income was driven by higher compensation and benefits expense of $26.4 million, restructuring charges of $5.7 million incurred in fiscal 2020 and an increase in general and administrative expenses of $3.1 million. The decrease in operating income was partially offset by an increase in fee revenue of $34.7 million. RPO & Professional Search operating income, as a percentage of fee revenue, was 14% in fiscal 2020 compared to 15% in fiscal 2019.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $2.2 million to $104.9 million in fiscal 2020 compared $102.7 million in fiscal 2019. The increase was primarily driven by lower operating expenses of $31.7 million, partially offset by an increase in income tax expense of $14.4 million and losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 5% in both the fiscal 2020 and 2019.

Adjusted EBITDA

Adjusted EBITDA decreased by $10.0 million to $301.0 million in fiscal 2020 compared to $311.0 million in fiscal 2019. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the fiscal 2020 and 2019.

Consulting Adjusted EBITDA was $61.1 million in fiscal 2020, a decrease of $5.4 million, or 8%, compared to $66.5 million in fiscal 2019. The decrease was driven by lower fee revenue of $25.2 million largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. The decrease in adjusted EBITDA was partially offset by decreases of $12.5 million in compensation and benefits expense (excluding integration/acquisition costs), $6.0 million in cost of services expense and $2.1 million in general and administrative expenses (excluding tradename write-offs in fiscal 2019) in fiscal 2020 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 11% in fiscal 2020 compared to 12% in the year-ago period.

Digital Adjusted EBITDA was $83.1 million in fiscal 2020, a decrease of $1.4 million, or 2%, compared to $84.5 million in fiscal 2019. The decrease was driven by higher compensation and benefits expense (excluding integration/acquisition costs) of $15.5 million, higher cost of service expenses of $18.3 million and an increase of $6.7 million in general and administrative expenses (excluding integration/acquisition costs in fiscal 2020 and write-off of tradenames in fiscal 2019). This was partially offset by an increase of $39.7 million in fee revenue in fiscal 2020 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 28% in fiscal 2020 as compared to 33% in fiscal 2019.

Executive Search Adjusted EBITDA decreased by $12.7 million, or 7%, to $181.1 million in fiscal 2020 compared to $193.8 million in fiscal 2019. The decrease was driven by lower fee revenue of $42.3 million in fiscal 2020 compared to the year-ago period largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020 and losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in the year-ago period. The decrease in adjusted EBITDA was partially offset by a decrease of $31.9 million in compensation and benefits expense (excluding separation costs in fiscal 2020) and $7.2 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in both the fiscal 2020 and 2019.

RPO & Professional Search Adjusted EBITDA was $60.2 million in fiscal 2020, an increase of $5.8 million, or 11%, compared to $54.4 million in fiscal 2019. The increase was driven by higher fee revenue of $34.7 million driven by higher fee revenues in RPO and professional search of $26.4 million and $8.3 million, respectively. The increase in adjusted EBITDA was partially offset by increases of $26.4 million in compensation and benefits expense and $3.1 million in general and administrative expenses, in fiscal 2020 compared to the year-ago period. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% in fiscal 2020 compared to 16% in fiscal 2019.

Other (Loss) Income, Net

Other loss, net was $2.9 million in fiscal 2020 compared to other income, net of $10.4 million in the year-ago period. The change from other income, net to other loss, net was primarily due to losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in the year-ago period. These losses were offset by the decreases in our deferred compensation liability that are recorded as decreases in compensation and benefits expense in fiscal 2020.

Interest Expense, Net

Interest expense, net primarily relates to the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, our prior credit agreement, and borrowings under our COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $22.2 million in fiscal 2020 compared to $16.9 million in the year-ago period. The increase in interest expense, net was related to the newly issued Notes, which have a higher interest rate and a higher principal balance than the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $43.9 million in fiscal 2020 compared to $29.5 million in the year-ago period. This reflects a 29% and 22% effective tax rate for fiscal 2020 and 2019, respectively. The higher effective tax rate in fiscal 2020 is partially attributable to state income tax on a higher domestic income and a lower tax benefit recorded in connection with stock-based compensation than during fiscal 2019.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest was $2.1 million in both fiscal 2020 and 2019.

Fiscal 2019 Compared to Fiscal 2018

During fiscal 2020, the Company changed the composition of its global segments. The Digital and Consulting segment were previously included in the Advisory segment. Segment data for fiscal 2019 and 2018 have been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fee Revenue

Fee Revenue. Fee revenue increased by $158.8 million, or 9%, to $1,926.0 million in fiscal 2019 compared to $1,767.2 million in fiscal 2018. Exchange rates unfavorably impacted fee revenue by $48.3 million, or 3%, in fiscal 2019 compared to the year-ago period. The increase in fee revenue was attributable to organic growth in all solution areas.

Consulting. Consulting reported fee revenue of $568.3 million, an increase of $27.8 million, or 5%, in fiscal 2019 compared to $540.5 million in fiscal 2018. Exchange rates unfavorably impacted fee revenue by $17.1 million, or 3%, compared to the year-ago period.

Digital. Digital reported fee revenue of $252.7 million, an increase of $8.2 million, or 3%, in fiscal 2019 compared to $244.5 million in fiscal 2018. Exchange rates unfavorably impacted fee revenue by $7.7 million, or 3%, compared to the year-ago period.

Executive Search. Executive Search reported fee revenue of $774.8 million, an increase of $65.8 million, or 9%, in fiscal 2019 compared to $709.0 million in the year-ago period. As detailed below, Executive Search fee revenue was higher in all regions in fiscal 2019 compared to fiscal 2018. The higher fee revenue in Executive Search was mainly due to a 6% increase in the number of engagements billed and a 5% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2019 compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $14.8 million, or 2%, in fiscal 2019 compared to the year-ago period.

North America reported fee revenue of $455.8 million, an increase of $47.7 million, or 12%, in fiscal 2019 compared to $408.1 million in the year-ago period. North America’s fee revenue was higher due to a 9% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2019 compared to the year-ago period. Technology, industrial and financial services were the main sectors contributing to the increase in fee revenue in fiscal 2019 compared to the year-ago period. The effect of exchange rates on fee revenue was minimal in fiscal 2019 compared to the year-ago period.

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

Asia Pacific reported fee revenue of $104.3 million, an increase of $7.7 million, or 8%, in fiscal 2019 compared to $96.6 million in fiscal 2018. Exchange rates unfavorably impacted fee revenue by $3.6 million, or 4%, in fiscal 2019, compared to the year-ago period. The increase in fee revenue was due to a 10% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2019 compared to the year-ago period. The performance in Hong Kong, Australia, Singapore, and New Zealand were the primary contributors to the increase in fee revenue in fiscal 2019 compared to the year-ago period. Technology, education/non-profit, consumer goods, and financial services were the main sectors contributing to the increase in fee revenue in fiscal 2019 compared to the year-ago period.

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

Consulting compensation and benefits expense increased by $9.4 million, or 3%, to $391.0 million in fiscal 2019 from $381.6 million in fiscal 2018. Exchange rates favorably impacted compensation and benefits expense by $10.9 million, or 3%, in fiscal 2019 compared to the year-ago period. The change was primarily due to $3.1 million in higher performance-related bonus expense, an increase in amortization of long-term incentive awards of $3.7 million and an increase in severance expense of $2.1 million. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in fiscal 2019 from 71% in fiscal 2018.

Digital compensation and benefits expense increased by $17.4 million, or 15%, to $133.1 million in fiscal 2019 from $115.7 million in fiscal 2018. Exchange rates favorably impacted compensation and benefits expense by $3.3 million, or 3%, in fiscal 2019 compared to the year-ago period. The change was primarily due to an increase of $5.5 million in commission expense, $3.3 million in higher performance-related bonus expense, an increase of $3.0 million in outside contractors due to the need to accommodate the growth in fee revenue and $1.9 million more in salaries and related payroll taxes in fiscal 2019 compared to the year-ago period. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 53% in fiscal 2019 from 47% in fiscal 2018.

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

General and Administrative Expenses

General and administrative expenses increased $114.6 million, or 48%, to $352.0 million in fiscal 2019 compared to $237.4 million in fiscal 2018. Exchange rates favorably impacted general and administrative expenses by $8.3 million, or 3%, in fiscal 2019 compared to the year-ago period. The increase in general and administrative expenses was due to the write-off of tradenames of $106.6 million related to the Plan, an increase of $3.0 million in legal and other professional expenses, higher marketing and business development expenses of $2.4 million and an increase in premise and office expense of $1.2 million in fiscal 2019 compared to the year-ago period. General and administrative expenses, as a percentage of fee revenue, was 18% in fiscal 2019 compared to 13% in the year-ago period. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2019.

Consulting general and administrative expenses increased by $77.8 million, or 114%, to $146.2 million in fiscal 2019 compared to $68.4 million in the year-ago period. The increase in general and administrative expenses was mainly due to the write-off of tradenames of $77.0 million in fiscal 2019 compared to the year-ago period. Consulting general and administrative expenses, as a percentage of fee revenue, was 26% in fiscal 2019 compared to 13% in fiscal 2018. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 12% in fiscal 2019 compared to 13% in fiscal 2018.

Digital general and administrative expenses increased by $28.1 million, or 94%, to $58.1 million in fiscal 2019 compared to $30.0 million in the year-ago period. The increase in general and administrative expenses was mainly due to the write-off of tradenames of $29.6 million in fiscal 2019 compared to the year-ago period. Digital general and administrative expenses, as a percentage of fee revenue, was 23% in fiscal 2019 compared to 12% in fiscal 2018. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 11% in fiscal 2019 compared to 12% in fiscal 2018.

Executive Search general and administrative expenses increased by $4.4 million, or 6%, to $82.1 million in fiscal 2019 from $77.7 million in fiscal 2018. The increase in general and administrative expenses was mainly due to $1.8 million more in premise and office expense and an increase of $0.9 million in legal and other professional expenses. Also contributing to the increase were increases to travel-related expenses and marketing and business development expenses of $1.3 million and $0.7 million, respectively, in order to support the higher fee revenues generated in fiscal 2019 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both fiscal 2019 and 2018.

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

Consulting operating loss was $34.1 million, a decrease of $56.5 million in fiscal 2019 compared to operating income of $22.4 million in fiscal 2018. The change was primarily due to the write-off of tradenames of $77.0 million and an increase of $9.4 million in compensation and benefits expense in fiscal 2019 compared to the year-ago period, offset by higher fee revenue of $27.8 million and a decrease in depreciation and amortization expense of $2.8 million. Consulting operating loss, as a percentage of fee revenue, was 6% in fiscal 2019 compared to operating income, as a percentage of fee revenue, of 4% in fiscal 2018. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 8% in fiscal 2019 compared to 4% in fiscal 2018.

Digital operating income was $39.7 million, which decreased by $38.4 million, or 49% in fiscal 2019 compared to $78.1 million in fiscal 2018. The change was primarily due to the write-off of tradenames of $29.6 million and an increase of $17.4 million in compensation and benefits expense in fiscal 2019 compared to the year-ago period, offset by higher fee revenue of $8.2 million. Digital operating income, as a percentage of fee revenue was 16% and 32% in the fiscal 2019 and 2018, respectively. Excluding the tradename write-offs, operating income as a percentage of fee revenue was 27% in fiscal 2019 compared to 32% in the year-ago period.

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

Consulting Adjusted EBITDA was $66.5 million, an increase of $15.4 million, or 30%, in fiscal 2019 compared to $51.1 million in fiscal 2018. The increase was driven by higher fee revenue of $27.8 million, offset by increases of $11.9 million in compensation and benefits expense (excluding integration costs) in fiscal 2019 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 12% fiscal 2019 compared to 9% in the year-ago period.

Digital Adjusted EBITDA was $84.5 million, decreased by $7.9 million, or 9%, in fiscal 2019 compared to $92.4 million in fiscal 2018. The decrease was driven by increases of $17.5 million in compensation and benefits expense (excluding integration costs) offset by higher fee revenue of $8.2 million and a decrease in general and administrative expenses  (excluding tradename write-offs) of $1.5 million in fiscal 2019 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 33% in fiscal 2019 compared to 38% in the fiscal 2018.

Executive Search Adjusted EBITDA increased by $34.5 million, or 22%, to $193.8 million in fiscal 2019 compared to $159.3 million in fiscal 2018. The increase was driven by higher fee revenue of $65.8 million and an increase in other income, net of $5.9 million, primarily due to changes in the fair value of our marketable securities in fiscal 2019 compared to the year-ago period, offset by increases of $33.8 million in compensation and benefits expense, $4.4 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in fiscal 2019 compared to 22% in the year-ago period.

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

On November 1, 2019, we completed the acquisition of the Acquired Companies in the leadership development area for $108.6 million, net of cash acquired and actual results of operations of the Acquired Companies are included in our consolidated financial statements from November 1, 2019, the effective date of the acquisition. On November 1, 2019, we also adopted a restructuring plan to rationalize our cost structure to realize the efficiencies and operational improvement that these investments have enabled us to, or positioned us to, realize, and during fiscal 2020, we recognized $18.1 million of restructuring charges associated with severance and recorded $2.8 million of integration/acquisition costs associated with abandonment of premises.

In light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust the Company’s cost base to the current economic environment and to position us to invest into the recovery. The plan includes (i) a reduction in workforce and resulted in restructuring charges of $40.5 million associated with severance), (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. As of April 30, 2020, the fair value of the Notes is $372.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 10—Long-Term Debt for a description of the Credit Agreement. We have a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) as of April 30, 2020, after $4.0 million of standby letters of credit had been issued as of April 30, 2020. We had $4.0 million and $2.9 million in standby letters of credit issued under our long-term debt arrangements as of April 30, 2020 and 2019, respectively. We had a total of $11.3 million and $8.5 million of standby letters of credits with other financial institutions as of April 30, 2020 and 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $92.4 million and $37.4 million of the Company’s stock during fiscal 2020 and 2019, respectively. As of April 30, 2020, $158.3 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which used adjusted EBITDA is no greater than 4.25 to 1.00, and the pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt, share repurchases and dividend payments under our dividend policy during the next twelve months. However, if COVID-19 continues to persist or worsen, or the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $863.3 million and $767.1 million as of April 30, 2020 and 2019, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $531.9 million and $382.1 million at April 30, 2020 and 2019, respectively. As of April 30, 2020 and 2019, we held $308.2 million and $267.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2020 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper and corporate notes/bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper and corporate notes/bonds are available for general corporate purposes.

As of April 30, 2020 and 2019, marketable securities of $174.1 million and $140.8 million, respectively, included equity securities of $141.4 million (net of gross unrealized gains of $3.6 million and gross unrealized losses of $6.5 million) and $140.8 million (net of gross unrealized gains of $6.3 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $132.1 million and $132.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $124.6 million and $122.3 million as of April 30, 2020 and 2019, respectively. Unvested obligations under the deferred compensation plans totaled $21.7 million and $24.6 million as of April 30, 2020 and 2019, respectively.

The net increase in our working capital of $27.0 million as of April 30, 2020 compared to April 30, 2019 is primarily attributable to increases in cash and cash equivalents, marketable securities and a decrease in compensation and benefits payable, partially offset an increase in other accrued liabilities and operating lease liability, current as a result of implementing the new lease accounting standard. Cash and cash equivalents increased due to cash flows from operations and net borrowings of $168.6 million as a result of our December 2019 Notes offering, offset by the repayment of the amount outstanding under our prior revolving credit facility. The increase in marketable securities was due to purchases of debt securities during fiscal 2020, while the decrease in compensation and benefits was primarily due to a decrease in bonus accrual due to lower fee revenue and profitability caused by the impact of COVID-19 pandemic on sales and demand The increase in other accrued liabilities was due to restructuring charges incurred during fiscal 2020 and not yet paid and deferred revenue from the Acquired Companies. Cash provided by operating activities was $236.3 million in fiscal 2020, a decrease of $22.5 million, compared to $258.8 million in fiscal 2019.

Cash used in investing activities was $198.8 million in fiscal 2020 compared to $69.5 million in fiscal 2019. An increase in cash used in investing activities was primarily due to cash paid for the acquisition of the Acquired Companies of $108.6 million and an increase in the purchase of marketable securities net of sale/maturities of $39.9 million, partially offset by a decrease in premiums paid on the COLI policies of $19.2 million in fiscal 2020 compared to the year-ago period.

Cash provided by financing activities was $43.7 million in fiscal 2020 compared to cash used in financing activities of $64.6 million in fiscal 2019. The change from cash used  to cash provided by financing activities was primarily due to an increase in net proceeds from long term debt of $180.7 million in fiscal 2020 compared to the year-ago period and lower cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $11.7 million. This was partially offset by $55.1 million more in common stock repurchases and a decrease in borrowings under COLI policies of $31.9 million in fiscal 2020 compared to fiscal 2019.

We had approximately $871.0 million of estimated remaining revenue under existing contracts as of April 30, 2020. However, this should not be considered the amount of our future revenue as it does not take into consideration contracts that will be originated and recognized within the same future reporting periods. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease the estimated remaining revenue under contract until we have an enforceable right to payment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2020:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$269,768	$60,052	$93,580	$71,692	$44,444
Finance lease commitments	14	3,040	1,325	1,385	330	—
Accrued restructuring charges	12	34,153	33,556	—	—	597
Interest payments on COLI loans (2)	10	46,270	5,184	10,361	10,308	20,417
Long-term debt	10	400,000	—	—	—	400,000
Estimated interest on long-term debt (3)	10	148,000	18,500	37,000	37,000	55,500
Total		$901,231	$118,617	$142,326	$119,330	$520,958

(1)	See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)

Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $451.7 million at April 30, 2020.

(3)	Interest on the Notes payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our consolidated balance sheets. The obligations related to these employee benefit plans are described in Note 6—Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary termination without cause, as described in Note 16—Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2020 and 2019, we held contracts with gross CSV of $238.7 million and $219.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $92.3 million and $93.2 million as of April 30, 2020 and 2019, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2020 and 2019, the net cash value of these policies was $146.4 million and $126.0 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $451.7 million and $223.6 million at April 30, 2020 and 2019, respectively. Total death benefits increased in fiscal 2020 as compared to fiscal 2019 as we entered into additional insurance policies in order to fund future obligations under certain deferred compensation plans.

Long-Term Debt

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, we may redeem at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture), and accrued and unpaid interest. At any time prior to December 15, 2022, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, we may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated:

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

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During fiscal 2020, the average interest rate on amounts outstanding under the current Revolver and the prior revolver was 3.34%. The average interest rate on amounts outstanding under the prior revolver was 3.50% for fiscal 2019.

As of April 30, 2020, there was no outstanding liability under the Revolver compared to $226.9 million as of April 30, 2019 under the prior revolver. The unamortized debt issuance costs associated with the Credit Agreement were $4.2 million as of April 30, 2020 and $4.0 million under the Prior Credit Agreement as of April 30, 2019. As of April 30, 2020, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of April 30, 2020. We had a total of $420.2 million available under the Prior Credit Agreement after we drew down $226.9 million and after $2.9 million of standby letters of credit had been issued as of April 30, 2019. We had a total of $11.3 million and $8.5 million of standby letters of credits with other financial institutions as of April 30, 2020 and 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of the COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2020.

Accounting Developments

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standard Codification 842 – Leases) on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The guidance became effective for fiscal years beginning after December 15, 2018. On July 30, 2018, the FASB issued an amendment that allows entities to apply the provisions at the effective date without adjusting comparative periods. We adopted this guidance as of May 1, 2019 using a modified retrospective approach without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with Accounting Standard Codification 840 - Leases. The FASB also issued subsequent related Accounting Standards Updates (“ASUs”), which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. We elected to apply the group of practical expedients which allows us to carry forward our identification of contracts that are or contain leases, our historical lease classification and our initial direct costs for existing leases. We also elected to combine lease and non-lease components for all asset classes and recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability.

The adoption of this standard had a material impact on the consolidated balance sheet as of May 1, 2019 due to the recognition of ROU assets and operating lease liabilities, but an immaterial impact on our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. Upon adoption we recognized total ROU assets of $236.1 million with a corresponding liability of $272.3 million. The ROU asset balance was adjusted by the reclassification of pre-existing prepaid expenses and other assets and deferred rent balances of $5.1 million and $41.3 million, respectively.

In August 2017, the FASB issued guidance amending and simplifying the accounting for hedging activities. The guidance refined and expanded strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situations. The guidance is effective for fiscal years beginning after December 15, 2018. We adopted this guidance as of May 1, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In June 2016, the FASB issued guidance on accounting for measurement of credit losses on financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard is effective for fiscal years beginning after December 15, 2019. We will adopt this guidance in our fiscal year beginning May 1, 2020. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We will adopt this guidance in our fiscal year beginning May 1, 2020. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removes and modifies disclosures that are currently required and adds additional disclosures that are deemed relevant. The amendments of this standard are effective for fiscal years beginning after December 15, 2019. We will adopt this guidance in our fiscal year beginning May 1, 2020. We are currently evaluating the impact of adopting this guidance and do not anticipate the guidance to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued guidance amending accounting for internal-use software. The new guidance will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard are effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We will adopt this guidance in our fiscal year beginning May 1, 2020. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal year beginning after December 15, 2020, with early adoption permitted. We will adopt this guidance in our fiscal year beginning May 1, 2021. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2020, 2019 and 2018, we recorded foreign currency losses of $4.1 million, $1.7 million and $3.3 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies—U.S. Dollar, Pound Sterling, Canadian Dollar, Singapore Dollar, Euro, Swiss Franc, Brazilian Real and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2020, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $13.4 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of April 30, 2020, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100-basis point increase in LIBOR rates would have increased our interest expense by approximately $1.6 million for fiscal 2020. During fiscal 2020, the average interest rate on current and previous term loans was 3.34%. The average interest rate on our previous term loan for 2019 and 2018 was 3.50% and 2.60%, respectfully.

To mitigate the interest rate risk under our former Revolver, we entered into an interest rate swap contract in March 2017 with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We designated the swap as a cash flow hedge. On December 16, 2019, in conjunction with the payoff of the Prior Credit Agreement, the Company terminated the interest rate swap and recorded $0.5 million in interest expense, net.

We had $92.3 million and $93.2 million of borrowings against the CSV of COLI contracts as of April 30, 2020 and 2019, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 17—Quarterly Results, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) are effective as of April 30, 2020.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and
“Delinquent Section 16(a) Reports” and elsewhere in our 2020 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics” that applies to all of our directors, officers and employees, including our principal executive officer (who is our Chief Executive Officer), principal financial officer, and principal accounting officer (who is our Chief Financial Officer) and senior financial officers, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Investor Relations portion of our website at http://ir.kornferry.com. If, or when, applicable we will disclose amendments to certain provisions of the Code of Business Conduct and Ethics and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” and elsewhere in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2020 Proxy Statement, and is incorporated herein by reference.

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

F-1

Exhibits:

Exhibit Number	Description
2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated as of September 23, 2015, filed as Exhibit 2.1 to the Company’s Form 8-K, filed September 24, 2015.
2.2+	Letter Agreement dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Form 8-K, filed December 2, 2015.
2.3+	Letter Agreement dated April 19, 2018, by and between Korn/Ferry International and HG (Bermuda) Limited.
3.1+	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2+	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
4.2+	Description of Securities, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
4.3+

Indenture, dated as of December 16, 2019, by and among Korn Ferry, an issuer, certain subsidiaries of Korn Ferry, as guarantors thereto, and Wells Fargo Bank, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K, filed December 16, 2019.

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

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.
10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.
10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.
10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.
10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.
10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10.13*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10.14*+

Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K, filed June 12, 2009.

10.15*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10.16*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.17*+	Employment Agreement between the Company and Robert Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.
10.18*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed October 2, 2012.
10.19*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.20*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.21*+	Letter Agreement between the Company and Byrne Mulrooney dated June 26, 2014, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed June 27, 2014.
10.22*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of January 1, 2019, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.23*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of December 4, 2019, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2020.
10.24*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 15, 2015.
10.25*+	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016.
10.26*+	Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.27*+	Korn Ferry Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed June 28,2019.
10.28*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, as of December 4, 2019, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2020.
10.29*+	Third Amendment and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.30*+	Fourth Amended and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Form 8-K, filed October 7, 2019.
10.31*+	Summary of Non-Employee Director Compensation Program Effective December 7, 2016, filed as Exhibit 10.1 to the Company’s 10-Q, filed March 10, 2017.
10.32*+	Letter Agreement between the Company and Mark Arian, dated March 17, 2017, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed June 28, 2017.
10.33*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors under the 2008 Stock Incentive Plan, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.34*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.35*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.36*+	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed June 28, 2019.

10.37*+	Amended and Restated Employment Agreement dated March 30, 2018 between the Company and Gary Burnison, filed as Exhibit 10.1 to the Company’s Form 8-K, filed April 4, 2018.
10.38+

Amended and Restated Credit Agreement, dated December 19, 2018, by and among the Company and Wells Fargo, National Association, as administrative agent and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Form 8-K, filed December 20, 2018.

10.39+

Credit Agreement, dated December 16, 2019, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Form 8-K, filed December 16, 2019.

10.40*+	Amendment to Amended and Restated Employment Agreement dated March 30, 2018 between the Company and Gary Burnison, filed as Exhibit 10.1 to the Company’s Form 8-K, filed April 17, 2020.
10.41*+

Amendment to Employment Agreement dated February 6, 2012 between the Company and Robert Rozek, as amended by that Amendment thereto dated December 28, 2015, filed as Exhibit 10.2 to the Company’s Form 8-K, filed April 17, 2020.

10.42*+	Amendment to Employment Letter dated June 26, 2014 between the Company and Byrne Mulrooney, filed as Exhibit 10.3 to the Company’s Form 8-K, filed April 17, 2020.
10.43*+	Amendment to Employment Letter dated March 17,2017 between the Company and Mark Arian, filed as Exhibit 10.4 to the Company’s Form 8-K, filed April 17, 2020.
10.44*	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective June 1, 2020.
10.45*	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective July 1, 2020.
10.46*+

Amendment to Amended and Restated Employment Agreement dated March 30, 2018 between the Company and Gary Burnison and the Letter Agreement dated April 14, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K, filed July 10, 2020.

10.47*+

Amendment to Employment Agreement dated February 6, 2012 between the Company and Robert Rozek, as amended by that Amendment thereto dated December 28, 2015 and the Letter Agreement dated as of April 14, 2020, filed as Exhibit 10.2 to the Company’s Form 8-K, filed July 10, 2020.

10.48*+

Amendment to Employment Letter dated June 26, 2014 between the Company and Byrne Mulrooney and the Letter Agreement dated as of April 14, 2020, filed as Exhibit 10.3 to the Company’s Form 8-K, filed July 10, 2020.

10.49*+

Amendment to Employment Letter dated March 17, 2017 between the Company and Mark Arian and the Letter Agreement dated as of April 14, 2020, filed as Exhibit 10.4 to the Company’s Form 8-K, filed July 10, 2020.

21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2020, had been formatted in Inline XBRL and included as Exhibit 101.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.

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

Date:  July 15, 2020

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

Signature	Title	Date

/s/ CHRISTINA A. GOLD Christina A. Gold	Chairman of the Board and Director	July 15, 2020
/s/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	July 15, 2020
/s/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	July 15, 2020
/s/ DOYLE N. BENEBY Doyle N. Beneby	Director	July 15, 2020
/s/ JERRY LEAMON Jerry Leamon	Director	July 15, 2020
/s/ ANGEL MARTINEZ Angel Martinez	Director	July 15, 2020
/s/ DEBRA J. PERRY Debra J. Perry	Director	July 15, 2020
/s/ LORI ROBINSON Lori Robinson	Director	July 15, 2020
/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	July 15, 2020

KORN FERRY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2020

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2020 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2020, a copy of which is included in this Annual Report on Form 10-K.

July 15, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Korn Ferry:

Opinion on Internal Control over Financial Reporting

We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2020 and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated July 15, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

July 15, 2020

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Korn Ferry

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the “Company”) as of April 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2020 and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 15, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue when control of the goods and services are transferred to the customer. Revenue recognition includes management estimates of uptick fee variable consideration for Search engagements and estimates of the total hours at completion used to recognize revenue as services are rendered under Consulting contracts.

Auditing revenue recognition was complex due to the volume of transactions within the various revenue streams with each revenue stream representing a different pattern of revenue recognition. Auditing revenue recognition also incorporates testing the underlying data supporting management estimates mentioned above that are used in recognizing revenues under Search and Consulting contracts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes and controls related to the recognition of each revenue stream, including, among others, controls over management review of contractual terms, management’s determination of when control of goods and services are transferred to customers  as well as management’s review of the accuracy and completeness of underlying data used in the estimates mentioned above.

Our audit procedures included, among others, testing a sample of contracts to determine whether terms that may affect revenue recognition were identified and properly considered, performance obligations were appropriately identified in the Company’s evaluation of the accounting for the contracts and revenue was recognized when control of the goods or services is transferred to the customer. In addition, we tested management estimates mentioned above. For Search contracts, we compared the estimates of uptick fee revenues to historical actual data for a portfolio of similar contracts. For Consulting contracts, we compared the data used in the estimate of the total hours at completion to time reports for work completed to date, recalculated the percentage of completion and assessed the reasonableness of management’s estimates to complete based on an understanding of the current status of the contracts. We also performed analysis over contracts completed during the year to determine whether there are significant changes in the estimate from initiation to completion of contracts.

Goodwill - Consulting Reporting Unit
Description of the Matter

At April 30, 2020, the goodwill recorded in the Consulting reporting unit was $173 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually at the reporting unit level and more frequently when indicators of potential impairment are identified. During the fourth quarter of fiscal 2020, management performed a quantitative impairment test of goodwill due to the identification of potential COVID-19 related impairment indicators.

Auditing the Company’s annual goodwill impairment test was complex due to the significant judgment in estimating the fair value of the reporting units when the fair value is at or near carrying value. In particular, the Consulting reporting unit’s fair value estimate was sensitive to assumptions including the discount rate and revenue growth rates which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This includes controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s Consulting reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Consulting reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Los Angeles, California

July 15, 2020

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2020	2019
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$689,244	$626,360
Marketable securities	41,951	8,288
Receivables due from clients, net of allowance for doubtful accounts of $23,795 and $21,582 at April 30, 2020 and 2019, respectively	397,165	404,857
Income taxes and other receivables	38,755	26,767
Unearned compensation	43,117	42,003
Prepaid expenses and other assets	26,851	28,535
Total current assets	1,237,083	1,136,810

Marketable securities, non-current	132,134	132,463
Property and equipment, net	142,728	131,505
Operating lease right-of-use assets, net	195,077	—
Cash surrender value of company-owned life insurance policies, net of loans	146,408	126,000
Deferred income taxes	55,479	43,220
Goodwill	613,943	578,298
Intangible assets, net	111,926	82,948
Unearned compensation, non-current	79,510	80,924
Investments and other assets	29,540	22,684
Total assets	$2,743,828	$2,334,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$45,684	$39,156
Income taxes payable	21,158	21,145
Compensation and benefits payable	280,911	328,610
Operating lease liability, current	54,851	—
Other accrued liabilities	221,603	162,047
Total current liabilities	624,207	550,958

Deferred compensation and other retirement plans	289,136	257,635
Operating lease liability, non-current	180,766	—
Long-term debt	394,144	222,878
Deferred tax liabilities	1,056	1,103
Other liabilities	30,828	58,891
Total liabilities	1,520,137	1,091,465

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 73,205 and 72,442 shares issued and 54,450 and 56,431 shares outstanding at April 30, 2020 and 2019, respectively	585,560	656,463
Retained earnings	742,993	660,845
Accumulated other comprehensive loss, net	(107,172)	(76,652)
Total Korn Ferry stockholders' equity	1,221,381	1,240,656
Noncontrolling interest	2,310	2,731
Total stockholders' equity	1,223,691	1,243,387
Total liabilities and stockholders' equity	$2,743,828	$2,334,852

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2020	2019	2018
	(in thousands, except per share data)
Fee revenue	$1,932,732	$1,926,033	$1,767,217
Reimbursed out-of-pocket engagement expenses	44,598	47,829	52,302
Total revenue	1,977,330	1,973,862	1,819,519

Compensation and benefits	1,297,994	1,311,240	1,199,057
General and administrative expenses	258,957	351,991	237,390
Reimbursed expenses	44,598	47,829	52,302
Cost of services	85,886	75,487	73,658
Depreciation and amortization	55,311	46,489	48,588
Restructuring charges, net	58,559	—	78
Total operating expenses	1,801,305	1,833,036	1,611,073

Operating income	176,025	140,826	208,446
Other (loss) income, net	(2,879)	10,405	11,416
Interest expense, net	(22,184)	(16,891)	(13,832)
Income before provision for income taxes	150,962	134,340	206,030
Income tax provision	43,945	29,544	70,133
Net income	107,017	104,796	135,897
Net income attributable to noncontrolling interest	(2,071)	(2,145)	(2,118)
Net income attributable to Korn Ferry	$104,946	$102,651	$133,779

Earnings per common share attributable to Korn Ferry:
Basic	$1.91	$1.84	$2.39
Diluted	$1.90	$1.81	$2.35

Weighted-average common shares outstanding:
Basic	54,342	55,311	55,426
Diluted	54,767	56,096	56,254

Cash dividends declared per share:	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2020	2019	2018
	(in thousands)

Net income	$107,017	$104,796	$135,897

Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,764)	(28,038)	22,900
Deferred compensation and pension plan adjustments, net of tax	(6,716)	(5,369)	6,054
Net unrealized gain on marketable securities, net of tax	34	—	—
Net unrealized (loss) gain on interest rate swap, net of tax	(456)	(1,080)	1,915
Comprehensive income	76,115	70,309	166,766
Less: comprehensive income attributable to noncontrolling interest	(1,689)	(1,978)	(2,058)
Comprehensive income attributable to Korn Ferry	$74,426	$68,331	$164,708

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance at May 1, 2017	56,938	$692,527	$461,976	$(71,064)	$1,083,439	$3,609	$1,087,048
Net income	—	—	133,779	—	133,779	2,118	135,897
Other comprehensive income (loss)	—	—	—	30,929	30,929	(60)	30,869
Dividends paid to shareholders	—	—	(22,955)	—	(22,955)	—	(22,955)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,659)	(2,659)
Purchase of stock	(1,092)	(36,865)	—	—	(36,865)	—	(36,865)
Issuance of stock	671	7,998	—	—	7,998	—	7,998
Stock-based compensation	—	20,282	—	—	20,282	—	20,282
Balance at April 30, 2018	56,517	683,942	572,800	(40,135)	1,216,607	3,008	1,219,615
Net income	—	—	102,651	—	102,651	2,145	104,796
Other comprehensive loss	—	—	—	(34,320)	(34,320)	(167)	(34,487)
Effect of adoption of accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(23,459)	—	(23,459)	—	(23,459)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,255)	(2,255)
Purchase of stock	(1,166)	(58,070)	—	—	(58,070)	—	(58,070)
Issuance of stock	1,080	8,528	—	—	8,528	—	8,528
Stock-based compensation	—	22,063	—	—	22,063	—	22,063
Balance at April 30, 2019	56,431	656,463	660,845	(76,652)	1,240,656	2,731	1,243,387
Net income	—	—	104,946	—	104,946	2,071	107,017
Other comprehensive loss	—	—	—	(30,520)	(30,520)	(382)	(30,902)
Dividends paid to shareholders	—	—	(22,798)	—	(22,798)	—	(22,798)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,110)	(2,110)
Purchase of stock	(2,839)	(101,439)	—	—	(101,439)	—	(101,439)
Issuance of stock	858	9,041	—	—	9,041	—	9,041
Stock-based compensation	—	21,495	—	—	21,495	—	21,495
Balance at April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$107,017	$104,796	$135,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,311	46,489	48,588
Stock-based compensation expense	22,818	23,385	21,469
Tradename write-offs	—	106,555	—
Write-off of long-lived assets	2,654	—	—
Provision for doubtful accounts	14,644	14,260	13,675
Gain on cash surrender value of life insurance policies	(6,551)	(6,160)	(7,776)
Loss (gain) on marketable securities	2,066	(8,134)	(10,278)
Deferred income taxes	(9,330)	(27,796)	(6,564)
Change in other assets and liabilities:
Deferred compensation	23,496	18,478	27,660
Receivables due from clients	34,152	(30,625)	(53,357)
Income taxes and other receivables	(6,421)	1,409	2,093
Prepaid expenses and other assets	(956)	(148)	(2,118)
Unearned compensation	300	(7,299)	(42,742)
Income taxes payable	1,246	213	32,439
Accounts payable and accrued liabilities	(6,011)	28,398	66,081
Other	1,914	(5,016)	(5,942)
Net cash provided by operating activities	236,349	258,805	219,125
Cash flows from investing activities:
Purchase of property and equipment	(41,460)	(46,682)	(42,000)
Purchase of marketable securities	(83,563)	(9,476)	(9,462)
Proceeds from sales/maturities of marketable securities	47,936	13,781	2,642
Cash paid for acquisition, net of cash acquired	(108,602)	—	—
Premium on company-owned life insurance policies	(15,699)	(34,862)	(1,614)
Proceeds from life insurance policies	2,280	7,632	5,355
Dividends received from unconsolidated subsidiaries	346	140	240
Net cash used in investing activities	(198,762)	(69,467)	(44,839)
Cash flows from financing activities:
Proceeds from long term debt	1,045,500	226,875	—
Principal payments on long term debt	(876,875)	(238,906)	(20,625)
Payment of debt issuance costs	(3,050)	(2,181)	—
Repurchases of common stock	(92,446)	(37,372)	(33,071)
Payments of tax withholdings on restricted stock	(8,993)	(20,698)	(3,794)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,684	7,272	6,885
Borrowings under life insurance policies	—	31,870	—
Payments on life insurance policy loans	(943)	(5,316)	(554)
Principal payments on finance leases	(1,833)	—	—
Dividends paid to shareholders	(22,798)	(23,459)	(22,955)
Dividends - noncontrolling interest	(2,110)	(2,255)	(2,659)
Payment of contingent consideration from acquisitions	(455)	(455)	(485)
Net cash provided by (used in) financing activities	43,681	(64,625)	(77,258)
Effect of exchange rate changes on cash and cash equivalents	(18,384)	(19,201)	12,938
Net increase in cash and cash equivalents	62,884	105,512	109,966
Cash and cash equivalents at beginning of year	626,360	520,848	410,882
Cash and cash equivalents at end of the period	$689,244	$626,360	$520,848
Supplemental cash flow information:
Cash used to pay interest	$12,526	$14,188	$11,946
Cash used to pay income taxes, net of refunds	$54,914	$58,408	$37,486

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a global organizational consulting firm. The Company helps clients synchronize strategy and talent to drive superior performance. The Company works with organizations to design their structures, roles, and responsibilities. The Company helps organizations hire the right people to bring their strategy to life and advise them on how to reward, develop, and motivate their people.

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

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data.

2.

Digital leverages an artificial intelligence powered platform to identify structure, roles, capabilities and behaviours needed to drive business forward. This end to end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

4.

Recruitment Process Outsourcing (“RPO”) and Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

Consulting and Digital are new reporting segments. Previously, these were tracked and reported together, as Korn Ferry Advisory (“Advisory”).

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within our different industries. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods.

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $0.3 million, $0.1 million and $0.2 million during fiscal 2020, 2019 and 2018, respectively.

The Company has control of a Mexican subsidiary and consolidates the operations of this subsidiary. Noncontrolling interest, which represents the Mexican partners’ 51% interest in the Mexican subsidiary, is reflected on the Company’s consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. The most significant areas that require management’s judgment are revenue recognition, deferred compensation, annual performance-related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, share-based payments, leases and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis and RPO, either stand-alone or as part of a solution.

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

Consulting fee revenue is primarily recognized as services is rendered, measured by total hours incurred as a percentage of the total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

Digital revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of our proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in the consolidated statements of income.

Allowance for Doubtful Accounts

An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The amount of the allowance is based on historical loss experience and assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered. After the Company exhausts all collection efforts, the amount of the allowance is reduced for balances written off as uncollectible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2020, the Company’s investments in cash equivalents consisted of money market funds, commercial paper and corporate notes/bonds with initial maturity of less than 90 days for which market prices are readily available. As of April 30, 2019, cash equivalents consisted of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in marketable securities and mutual funds that are classified as either equity securities or available-for-sale debt securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets.

The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying consolidated statements of income in other (loss) income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/ bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period, a write-down may be necessary. During fiscal 2020, 2019 and 2018, no other-than-temporary impairment was recognized.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

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

As of April 30, 2020 and 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale, foreign currency forward contracts and interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

On December 16, 2019, in conjunction with the payoff of the credit facility, the Company terminated its interest rate swap. The Company had entered into the interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective was to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company determined that the interest rate swap qualified as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge were recorded as a component of accumulated other comprehensive loss within stockholders’ equity and were amortized to interest expense over the term of the related debt.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets and current and non-current operating lease liability, in the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities and other liabilities in the consolidated balance sheets.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with Accounting Standard Codification 360, Property, Plant and Equipment (“ASC 360”), management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During fiscal 2020, the Company decided that it would exit 16 office leases as part of the integration of the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution (“Acquired Companies”). This resulted in an impairment charge of the ROU asset of $2.3 million and an impairment charge of leasehold improvements and furniture and fixtures of $0.4 million, both recorded in the consolidated statements of income in general and administrative expenses. In both fiscal 2019 and 2018, there were no such impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). The Company performs an impairment test annually as of January 31, or more frequently if impairment indicators arise. The qualitative test performed as of January 31, 2020 did not indicate any impairment.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

During the fourth quarter of fiscal 2020, the rapid and severe impacts of the global coronavirus pandemic (“COVID-19”), and more specifically the need to support global social distancing efforts, mitigating the spread of the virus, and complying with restrictions put in place by various governmental entities, led to a decline for our products and services. These actions have a material impact on our business. Therefore, we performed a quantitative review as of March 31, 2020, to assess whether these actions caused the fair value of any of our reporting units to fall below its carrying value. This quantitative review included sensitivity analyses of each reporting unit’s discounted cash flow models considering updated discount rates, financial results and forecasts, market multiples and terminal value revenue growth rates. While fair value exceeded carrying value for all reporting units the excess of the fair value over carrying value of the Consulting segment had the smallest buffer. As of April 30, 2020, goodwill in the Consulting segment was $173.0 million. The conclusion for all reporting units was that no impairment existed as of March 31, 2020. As of April 30, 2020, there were no further indicators of impairment with respect to the Company’s goodwill. We are unable to predict how long COVID-19 will impact our operations or what additional restrictions may be imposed by governments in the regions the Company operates. Significant variations from current expectations could impact future assessments and result in an impairment charge.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As noted above COVID-19 impacted the Company’s fourth quarter business and will impact the business going forward. The Company reviewed its intangible assets and noted no impairment as of April 30, 2020. As of April 30, 2019, there were no further indicators of impairment with respect to the Company’s intangible assets.

On June 12, 2018, the Company’s Board of Directors voted to approve a plan to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s former sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset write-off of $106.6 million in fiscal 2019, recorded in general and administrative expenses in the consolidated statement of income.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $197.1 million, $257.3 million and $220.4 million for the years ended April 30, 2020, 2019 and 2018, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company-owned life insurance (“COLI”) contracts, amortization of stock based compensation awards, payroll taxes and employee insurance benefits. Unearned compensation on the consolidated balance sheets includes long-term retention awards that are generally amortized over four-to-five years.

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the unit credit cost method for the Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”), Enhanced Wealth Accumulation Plan (“EWAP”) and Worldwide Executive Benefit Plan (“WEB”) and the pension plan acquired under Hay Group, while the medical and life insurance plan and Long Term Performance Unit Plan (“LTPU Plan”) uses the projected unit credit cost method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive income (loss). The actuarial gains/losses included in accumulated other comprehensive income are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation and current and future market conditions.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2020 and 2019, the Company held contracts with net CSV of $146.4 million and $126.0 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. During fiscal 2020, 2019 and 2018, the Company recorded foreign currency losses of $4.1 million, $1.7 million and $3.3 million respectively, in general and administrative expenses in the consolidated statements of income.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities, commercial papers and corporate notes/bonds while investments include mutual funds, commercial papers and corporate notes/bonds. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2020 and 2019, the Company had no other significant credit concentrations.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standard Codification 842 – Leases) on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018. On July 30, 2018, the FASB issued an amendment that allows entities to apply the provisions at the effective date without adjusting comparative periods. The Company adopted this guidance as of May 1, 2019 using a modified retrospective approach without restatement of comparative periods. As such, periods prior to the date of adoption are presented in accordance with Accounting Standard Codification 840 - Leases. The FASB also issued subsequent related Accounting Standards Updates (“ASUs”), which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. The Company elected to apply the group of practical expedients which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has also elected to combine lease and non-lease components for all asset classes and recognize leases with an initial term of 12 months or less on a straight-line basis without recognizing a ROU asset or operating lease liability.

The adoption of this standard had a material impact on the consolidated balance sheet as of May 1, 2019 due to the recognition of ROU assets and operating lease liabilities, but an immaterial impact on the Company’s consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. Upon adoption the Company recognized total ROU assets of $236.1 million with a corresponding liability of $272.3 million. The ROU asset balance was adjusted by the reclassification of pre-existing prepaid expenses and other assets and deferred rent balances of $5.1 million and $41.3 million, respectively.

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The guidance refined and expanded strategies that qualify for hedge accounting and simplified the application of hedge accounting in certain situations. The guidance is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance as of May 1, 2019. The adoption of this guidance did not have an impact on the consolidated financial statements~~.~~

Recently Proposed Accounting Standards - Not Yet Adopted

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

April 30, 2020 (continued)

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

In August 2018, the FASB issued guidance amending accounting for internal-use software. The new guidance will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard are effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2020. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

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

During fiscal 2020, 2019 and 2018, restricted stock awards of 0.7 million shares, 0.6 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2020	2019	2018
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$104,946	$102,651	$133,779
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,140	1,066	1,426
Basic net earnings attributable to common stockholders	103,806	101,585	132,353
Add: undistributed earnings to nonvested restricted stockholders	901	831	1,187
Less: reallocation of undistributed earnings to nonvested restricted stockholders	894	820	1,169
Diluted net earnings attributable to common stockholders	$103,813	$101,596	$132,371

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	54,342	55,311	55,426
Effect of dilutive securities:
Restricted stock	367	750	822
ESPP	58	34	5
Stock options	—	1	1
Diluted weighted-average number of common shares outstanding	54,767	56,096	56,254

Net earnings per common share:
Basic earnings per share	$1.91	$1.84	$2.39
Diluted earnings per share	$1.90	$1.81	$2.35

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

The components of accumulated other comprehensive income (loss) were as follows:

	April 30,
	2020	2019
	(in thousands)
Foreign currency translation adjustments	$(83,652)	$(60,270)
Deferred compensation and pension plan adjustments, net of taxes	(23,554)	(16,838)
Marketable securities unrealized gain, net of tax	34	—
Interest rate swap unrealized gain, net of taxes	—	456
Accumulated other comprehensive loss, net	$(107,172)	$(76,652)

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gain on Marketable Securities	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
		(in thousands)
Balance as of May 1, 2017	$(55,359)	$(15,127)	$—	$(578)	$(71,064)
Unrealized gains arising during the period	22,960	4,813	—	1,465	29,238
Reclassification of realized net losses to net income	—	1,241	—	450	1,691
Balance as of April 30, 2018	(32,399)	(9,073)	—	1,337	(40,135)
Unrealized losses arising during the period	(27,871)	(6,461)	—	(800)	(35,132)
Reclassification of realized net losses (gains) to net income	—	1,092	—	(280)	812
Effect of adoption of accounting standard	—	(2,396)	—	199	(2,197)
Balance as of April 30, 2019	(60,270)	(16,838)	—	456	(76,652)
Unrealized (losses) gains arising during the period	(23,382)	(8,883)	37	(678)	(32,906)
Reclassification of realized net losses (gains) to net income	—	2,167	(3)	222	2,386
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$—	$(107,172)

(1)

The tax effects on unrealized (losses) gains were $(3.1) million, $(2.3) million and $2.5 million as of April 30, 2020, 2019 and 2018, respectively. The tax effects on reclassifications of realized net losses were $0.8 million, $0.4 million and $0.8 million as of April 30, 2020, 2019 and 2018, respectively.

(2)

The tax effects on unrealized (losses) gains were $(0.2) million, $(0.3) million and $0.8 million as of April 30, 2020, 2019 and 2018, respectively. The tax effect on the reclassification of realized net (losses) gains to net income was $(0.1) million, $0.1 million and $(0.3) million as of April 30, 2020 2019 and 2018, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Restricted stock	$21,495	$22,063	$20,282
ESPP	1,323	1,322	1,187
Total stock-based compensation expense, pre-tax	22,818	23,385	21,469
Tax benefit from stock-based compensation expense	(6,642)	(5,155)	(7,319)
Total stock-based compensation expense, net of tax	$16,176	$18,230	$14,150

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

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

Performance-based restricted stock units vest after three years, depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest, based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and the Company takes into account these estimates when calculating the expense for the period. As of April 30, 2020 and 2019, no performance-based shares were outstanding.

Restricted stock activity is summarized below:

	April 30,
	2020		2019		2018
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,460	$38.42	1,730	$33.45	1,581	$29.74
Granted	608	$38.38	671	$40.93	650	$37.60
Vested	(638)	$25.42	(904)	$36.41	(431)	$26.13
Forfeited	(65)	$33.48	(37)	$32.26	(70)	$33.26
Non-vested, end of year	1,365	$44.59	1,460	$38.42	1,730	$33.45

As of April 30, 2020, there were 0.5 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $10.5 million.

As of April 30, 2020, there was $34.7 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. During fiscal 2020 and 2019, 232,618 shares and 356,879 shares of restricted stock totaling $9.0 million and $20.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During fiscal 2020, 2019, and 2018, employees purchased 220,161 shares at $34.90 per share, 169,299 shares at $42.05 per share and 198,749 shares at $31.77 per share, respectively. As of April 30, 2020, the ESPP had approximately 0.7 million shares remaining available for future issuance.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Common Stock

During fiscal 2020, there were no stock options exercised. During fiscal 2019 and 2018, the Company issued 6,720 shares and 41,075 shares of common stock, respectively, because of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $0.6 million, respectively.

During fiscal 2020, 2019 and 2018, the Company repurchased (on the open market or privately negotiated transactions) 2,606,861 shares, 809,074 shares and 984,079 shares, respectively, of the Company’s common stock for $92.4 million $37.4 million and $33.1 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2020 and 2019:

	April 30, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$19,132	$39	$—	$19,171	$4,785	$14,386	$—	$—
Corporate notes/bonds	19,181	26	(19)	19,188	901	18,287	—	—
Total debt investments	$38,313	$65	$(19)	$38,359	$5,686	$32,673	$—	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$141,412	$—	$9,278	$132,134	$—
Total equity investments				$141,412	$—	$9,278	$132,134	$—
Cash				$611,795	$611,795	$—	$—	$—
Money market funds				71,763	71,763	—	—	—
Level 2:
Foreign currency forward contracts				2,634	—	—	—	2,634
Total				$865,963	$689,244	$41,951	$132,134	$2,634

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

	April 30, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Interest rate swap	$—	$619	$—	$619	$—	$—	$—	$619

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$140,751	$—	$8,288	$132,463	$—
Total equity investments				$140,751	$—	$8,288	$132,463	$—
Cash				$579,998	$579,998	$—	$—	$—
Money market funds				46,362	46,362	—	—	—
Level 2:
Foreign currency forward contracts				99	—	—	—	99
Total				$767,829	$626,360	$8,288	$132,463	$718

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $124.6 million and $122.3 million as of April 30, 2020 and 2019, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $21.7 million and $24.6 million as of April 30, 2020 and 2019, respectively. During fiscal 2020, the fair value of the investments decreased; therefore, the Company recognized loss of $1.8 million, which was recorded in other (loss) income, net. During fiscal 2019 and 2018, the fair value of the investments increased; therefore, the Company recognized income of $8.1 million, and $10.3 million, respectively, which was recorded in other (loss) income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2020, marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2020, available-for-sale marketable securities had remaining maturities ranging from one to twelve months. During fiscal 2020, there were $4.8 million in sales/maturities of available-for-sale marketable securities. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2020 and 2019, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized loss that relates to equity securities still held as of April 30, 2020 and 2019 was $8.2 million and $4.7 million, respectively. Unrealized gains that relates to equity securities still held as April 30, 2018 was $3.9 million.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	April 30,
	2020	2019
	(in thousands)
Derivative asset:
Interest rate swap contract	$—	$619

During fiscal 2020, 2019 and 2018, the Company recognized the following gains and losses on the interest rate swap:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
(Losses) gains recognized in other comprehensive income (net of tax effects of $(238), $(281), and $828, respectively)	$(678)	$(800)	$1,465
(Losses) gains reclassified from accumulated other comprehensive income into interest (expense) income, net	$(297)	$376	$(730)

The cash flows related to interest rate swap contracts are included in net cash provided by operating activities.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2020	2019
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$3,034	$821
Derivative liabilities:
Foreign currency forward contracts	$400	$722

As of April 30, 2020, the total notional amounts of the forward contracts purchased and sold were $91.2 million and $41.8 million, respectively. As of April 30, 2019, the total notional amounts of the forward contracts purchased and sold were $51.4 million and $40.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2020 and 2018, the Company incurred losses of $0.3 million and $3.7 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During fiscal 2019, the Company incurred gains of $1.2 million, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2020	2019
	(in thousands)
Deferred compensation and pension plans	$156,586	$123,238
Medical and Life Insurance plan	7,527	7,310
International retirement plans	14,851	14,744
Executive Capital Accumulation Plan	129,315	130,161
Total benefit obligation	308,279	275,453
Less: current portion of benefit obligation	(19,143)	(17,818)
Non-current benefit obligation	$289,136	$257,635

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

In conjunction with the acquisition of Hay Group, the Company acquired multiple pension and savings plans covering certain of its employees worldwide. Among these plans is a defined benefit pension plan for certain employees in the U.S. The assets of this plan are held separately from the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements. In response to the impact of COVID-19, the Company will take advantage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act’). Under the CARES Act, minimum required contributions for Hay qualified pension plans, including quarterly contributions, that are otherwise due during calendar year 2020 are instead deferred until January 1, 2021.

On July 8, 2016, the Company established the LTPU Plan in order to promote the success of the Company by providing a select group of management and highly compensated employees with nonqualified supplemental retirement benefits as an additional means to attract, motivate and retain such employees. A unit award has a base value of $50,000 for the purpose of determining the payment that would be made upon early termination for a partially vested unit award. The units vest 25% on each anniversary date with the unit becoming fully vested on the fourth anniversary of the grant date, subject to the participant’s continued service as of each anniversary date. Each vested unit award will pay out an annual benefit of $25,000 for each of five years commencing on the seventh anniversary of the grant date.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Deferred Compensation and Pension Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2020	2019
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$148,369	$126,494
Service cost	24,939	17,281
Interest cost	5,433	5,044
Actuarial loss	13,427	7,803
Administrative expenses paid	(155)	(272)
Benefits paid from plan assets (1)	(3,932)	(1,877)
Benefits paid from cash	(6,652)	(6,104)
Plan amendment	(608)	—
Benefit obligation, end of year	180,821	148,369

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	25,131	26,090
Actual return on plan assets	2,726	1,160
Benefits paid from plan assets (1)	(3,932)	(1,877)
Administrative expenses paid	(155)	(272)
Employer contributions	465	30
Fair value of plan assets, end of year	24,235	25,131

Funded status and balance, end of year (2)	$(156,586)	$(123,238)

Current liability	$8,887	$8,331
Non-current liability	147,699	114,907
Total liability	$156,586	$123,238

Plan Assets - weighted-average asset allocation:
Debt securities	43%	54%
Equity securities	56%	45%
Other	1%	1%
Total	100%	100%

(1)

The Company amended the Hay Group qualified plan in fiscal 2020 to allow participants that have yet not received benefits to elect a lump-sum payment rather than an annuity payment.  As a result of this plan amendment the benefits paid from plan assets include $2.0 million in payments related to participants making this election. The plan amendment also reduced the Company’s benefit obligation by $0.6 million against other comprehensive income.

(2)

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2020 and 2019, the Company held contracts with gross CSV of $238.7 million and $219.2 million, offset by outstanding policy loans of $92.3 million and $93.2 million, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Significant changes affecting pension benefit obligations in fiscal 2020 compared to fiscal 2019 primarily included actuarial loss in 2020 due to a decrease in discount rates, partially offset by an update of census data and change in the mortality assumption that affect the assumptions used to value liabilities. The mortality assumption reflects a change from the use of the MP-2018 improvement scale to MP-2019 improvement scale, a change from RP-2006 base mortality table to Pri-2012 base mortality, and a change from the use of “top quartile” to white-collar base tables for some of our plans. The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2020 and 2019:

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 30, 2020:
Mutual funds	$—	$24,041	$—	$24,041
Money market funds	194	—	—	194
Total	$194	$24,041	$—	$24,235

April 30, 2019:
Mutual funds	$—	$24,931	$—	$24,931
Money market funds	200	—	—	200
Total	$200	$24,931	$—	$25,131

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 60%, debt securities 35% to 45% and other assets of 1% to 11%. We establish our estimated long‑term return on plan assets considering various factors, including the targeted asset allocation percentages, historic returns and expected future returns.

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Service cost	$24,939	$17,281	$11,373
Interest cost	5,433	5,044	3,787
Amortization of actuarial loss	3,261	1,798	2,308
Net prior service credit amortization	(24)	—	—
Expected return on plan assets	(1,452)	(1,568)	(1,594)
Net periodic benefit cost (1)	$32,157	$22,555	$15,874

(1)

The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2020	2019	2018
Discount rate, beginning of year	3.57%	3.93%	3.57%
Discount rate, end of year	2.29%	3.57%	3.93%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.00%	6.00%	6.25%

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2021	$11,208
2022	10,788
2023	9,934
2024	14,801
2025	25,058
2026-2030	196,477

Medical and Life Insurance Plan

In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 125 participants. The medical and life insurance benefit plan is unfunded.

The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2020	2019
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$7,310	$7,157
Interest cost	227	243
Actuarial loss	458	520
Benefits paid	(468)	(610)
Benefit obligation, end of year	$7,527	$7,310

Current liability	$666	$643
Non-current liability	6,861	6,667
Total liability	$7,527	$7,310

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Service cost	$—	$—	$91
Interest cost	227	243	369
Net periodic service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	—	(14)	—
Net periodic benefit cost (1)	$(81)	$(79)	$152

(1)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2020	2019	2018
Discount rate, beginning of year	3.67%	3.94%	3.75%
Discount rate, end of year	2.45%	3.67%	3.94%
Healthcare care cost trend rate	6.50%	6.50%	7.00%

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2021	$669
2022	652
2023	631
2024	608
2025	579
2026-2030	2,390

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 23 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2020 and 2019 is $14.9 million for 2,991 participants and $14.7 million for 2,777 participants, respectively. The Company’s contribution to these plans was $14.4 million and $13.3 million in fiscal 2020 and 2019, respectively.

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

The Company issued ECAP awards during fiscal 2020, 2019 and 2018 of $9.0 million, $8.5 million and $6.2 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2020, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $0.8 million. During both fiscal 2019 and 2018, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $8.7 million and $11.1 million, respectively. Offsetting the decrease in compensation and benefits expense in fiscal 2020 was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $1.8 million in fiscal 2020, recorded in other (loss) income, net on the consolidated statement of income. Offsetting the increases in compensation and benefits expense in both fiscal 2019 and 2018 was increases in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $8.1 million and $10.3 million in fiscal 2019 and 2018, respectively, recorded in other (loss) income, net on the consolidated statements of income.

Changes in ECAP liability were as follows:

	Year Ended April 30,
	2020	2019
	(in thousands)
Balance, beginning of year	$130,161	$128,430
Employee contributions	8,215	4,852
Amortization of employer contributions	6,074	9,573
(Loss) gain on investment	(826)	8,697
Employee distributions	(13,911)	(20,891)
Exchange rate fluctuations	(398)	(500)
Balance, end of year	129,315	130,161
Less: current portion	(9,590)	(8,844)
Non-current portion	$119,725	$121,317

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

As of April 30, 2020 and 2019, the unamortized portion of the Company contributions to the ECAP was $17.0 million and $16.8 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. Due to the impact of COVID-19, the Company has temporarily suspended matching contributions related to fiscal 2020. The Company made a $3.0 million matching contribution in fiscal 2020 related to contributions made by employees in fiscal 2019 and a $2.7 million matching contribution in fiscal 2019 related to contributions made by employees in fiscal 2018.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $238.7 million and $219.2 million as of April 30, 2020 and 2019, respectively, is offset by outstanding policy loans of $92.3 million and $93.2 million in the accompanying consolidated balance sheets as of April 30, 2020 and 2019, respectively. Total death benefits payable, net of loans under COLI contracts, were $451.7 million and $223.6 million at April 30, 2020 and 2019, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $6.6 million, $6.2 million and $7.8 million during fiscal 2020, 2019 and 2018, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2020, COLI contracts with a net CSV of $117.2 million and death benefits, net of loans, of $178.8 million were held in trust for these purposes. Total death benefits increased in fiscal 2020 as compared to fiscal 2019 as we entered into additional insurance policies in order to fund future obligations under certain deferred compensation plans.

7. Fee Revenue

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

The following table outlines our contract asset and liability balances as of April 30, 2020 and 2019:

	April 30,
	2020	2019
	(in thousands)
Contract assets-unbilled receivables	$65,370	$60,595
Contract liabilities-deferred revenue	$133,128	$112,999

During the year ended April 30, 2020 and 2019, we recognized revenue of $94.1 million and $97.0 million, respectively, that were included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of April 30, 2020, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $608.5 million. Of the $608.5 million of remaining performance obligations, we expect to recognize approximately $307.7 million in fiscal 2021, $158.6 million in fiscal 2022, $77.3 million in fiscal 2023 and the remaining $64.9 million in fiscal 2024 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Year Ended April 30,
	2020		2019		2018
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$556,189	28.8%	$557,284	28.9%	$529,188	30.0%
Life Sciences/Healthcare	343,955	17.8	322,574	16.7	295,300	16.7
Financial Services	334,433	17.3	348,460	18.1	306,216	17.3
Consumer Goods	285,927	14.8	295,900	15.4	277,904	15.7
Technology	285,562	14.8	261,176	13.6	226,004	12.8
Education/Non–Profit/General	126,666	6.5	140,639	7.3	132,605	7.5
Fee Revenue	$1,932,732	100.0%	$1,926,033	100.0%	$1,767,217	100.0%

8. Income Taxes

Income (loss) from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Domestic	$40,736	$(22,039)	$47,164
Foreign	110,226	156,379	158,866
Income before provision for income taxes	$150,962	$134,340	$206,030

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Current income taxes:
Federal	$14,336	$6,152	$29,400
State	4,974	9,097	2,863
Foreign	33,965	42,091	44,434
Current provision for income taxes	53,275	57,340	76,697
Deferred income taxes:
Federal	(6,862)	(16,211)	(3,530)
State	(784)	(7,682)	(317)
Foreign	(1,684)	(3,903)	(2,717)
Deferred benefit for income taxes	(9,330)	(27,796)	(6,564)
Total provision for income taxes	$43,945	$29,544	$70,133

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	30.4%
State tax, net of federal effect	2.2	1.1	1.0
Foreign tax rates differential	4.5	5.0	(2.3)
Transition tax	—	—	9.0
Deferred tax remeasurement	—	—	(2.4)
Non-deductible officers compensation	0.5	1.1	—
Excess tax benefit on stock-based compensation	(1.0)	(3.1)	—
Change in valuation allowance	—	(2.0)	(2.3)
Other	1.9	(1.1)	0.6
Effective income tax rate	29.1%	22.0%	34.0%

The 21% corporate income tax rate enacted as part of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) went fully into effect in our fiscal 2019. In fiscal 2018, the Company was subject to a federal blended rate of 30.4% (35% in the eight months prior to enactment and 21% in the four months after). Our higher effective tax rate in fiscal 2020 as compared to fiscal 2019 is partially attributable to state income tax on higher domestic income and a lower tax benefit recorded in connection with stock-based compensation. Also, in fiscal 2019 and 2018, the Company recorded an income tax benefit from the reversal of valuation allowances previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that had returned to profitability and were more-likely-than-not to realize those deferred tax assets.

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

The Tax Act also introduced a tax on Global Intangible Low-Taxed Income (“GILTI”) which first became effective in fiscal 2019. The Company elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Components of deferred tax assets and liabilities were as follows:

	April 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Deferred compensation	$86,479	$75,521
Operating lease liability	37,934	—
Loss carryforwards	27,845	22,467
Reserves and accruals	14,211	12,954
Deferred rent	—	7,652
Deferred revenue	1,187	1,090
Allowance for doubtful accounts	4,029	3,217
Other	1,516	—
Gross deferred tax assets	173,201	122,901
Deferred tax liabilities:
Operating lease, right-of-use, assets	(29,998)	—
Intangibles and Goodwill	(29,006)	(28,958)
Property and equipment	(22,332)	(15,883)
Prepaid expenses	(19,567)	(20,152)
Other	—	(1,759)
Gross deferred tax liabilities	(100,903)	(66,752)
Valuation allowances	(17,875)	(14,032)
Net deferred tax asset	$54,423	$42,117

Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management believes uncertainty exists regarding the realizability of certain deferred tax assets and has, therefore, established a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. The increase in valuation allowance from fiscal 2019 to fiscal 2020 is largely attributable to the valuation allowance recorded against deferred tax assets of the Acquired Companies which management believes are not more-likely-than-not to be realized. As such, this increase in valuation allowance did not impact the fiscal 2020 provision for income taxes. Realization of the deferred tax asset is dependent on the Company generating enough taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than-not that the net deferred tax assets will be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.

As of April 30, 2020, the Company had U.S. federal net operating loss carryforwards of $2.5 million, which the Company anticipates will be fully utilized by fiscal 2028. The Company has state net operating loss carryforwards of $46.3 million, which, if unutilized, will begin to expire in fiscal 2021. The Company also has foreign net operating loss carryforwards of $106.1 million, which, if unutilized, will begin to expire in fiscal 2021.

We continue to consider approximately $522.5 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, have provided no taxes on such earnings other than the Transition Tax. While we do not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, we review our cash positions regularly and, to the extent we determine that all or a portion of our foreign earnings are not indefinitely reinvested, we provide additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes.

The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. In fiscal 2019, the IRS concluded its audit of our fiscal year 2016 federal tax return. In fiscal 2020, the State of New York and the City of New York concluded their audits of the Company’s income tax returns resulting in an immaterial amount of additional tax. Outside the U.S., income tax returns of the Company’s subsidiaries are under audit in India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2014 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2020, the Company had a liability of $6.0 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits, beginning of year	$7,794	$3,674	$2,478
Settlement with tax authority	(1,767)	(1,771)	(708)
Additions based on tax positions related to the current year	10	1,775	1,116
Additions based on tax positions related to prior years	—	4,116	788
Unrecognized tax benefits, end of year	$6,037	$7,794	$3,674

The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $1.5 million. The Company does not expect a change in the amount of unrecognized tax benefits to have a material financial statement impact.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $0.6 million, $0.4 million, and $0.3 million for interest related to unrecognized tax benefits as of April 30, 2020, 2019, and 2018 respectively. The Company had no accrual for fiscal 2020, 2019 and 2018 for penalties related to unrecognized tax benefits. The Company recognized interest expense of $0.4 million, $0.1 million, and $0.3 million during the years ended April 30, 2020, 2019, and 2018, respectively.

9. Property and Equipment, Net

Property and equipment include the following:

	April 30,
	2020	2019
	(in thousands)
Computer equipment and software (1)	$261,970	$220,894
Leasehold improvements	85,208	84,368
Furniture and fixtures	42,741	42,318
Automobiles	3,065	1,022
	392,984	348,602
Less: accumulated depreciation and amortization	(250,256)	(217,097)
Property and equipment, net	$142,728	$131,505

(1)

Depreciation expense for capitalized software was $18.8 million, $14.6 million and $12.8 million during fiscal 2020, 2019 and 2018, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $86.3 million and $65.8 million as of April 30, 2020 and 2019, respectively.

Depreciation expense for property and equipment was $39.0 million, $33.0 million and $33.8 million during fiscal 2020, 2019 and 2018, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

10. Long-Term Debt

4.625% Senior Unsecured Notes due 2027

On December 16, 2019, the Company completed a private placement of 4.625% Senior Unsecured Notes due 2027 (the “Notes”) with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Company may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, the Company may redeem the Notes at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture governing the Notes), and accrued and unpaid interest. At any time prior to December 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, the Company may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on December 15 of each of the years indicated:

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. The remainder of the proceeds will be used for general corporate requirements. The effective interest rate on the Notes is 4.86%. As of April 30, 2020, the fair value of the Notes was $372.5 million, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2020	April 30, 2019
Senior Unsecured Notes	$400,000	$—
Revolver	—	226,875
Less: Unamortized discount and issuance costs	(5,856)	(3,997)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,144	$222,878

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA is no greater than 4.25 to 1.00, and the pro forma liquidity is at least $50.0 million. The payoff of the term loan under the Prior Credit Agreement is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During fiscal 2020 the average interest rate incurred on the current and previous term loans was 3.34%. The average interest rate on our previous term loan for 2019 and 2018 was 3.50% and 2.60%, respectively.

As of April 30, 2020, there was no outstanding liability under the Revolver compared to $226.9 million as of April 30, 2019 under the prior revolver. The unamortized debt issuance costs associated with the Credit Agreement was $4.2 million as of April 30, 2020 and $4.0 million under the Prior Credit Agreement as of April 30, 2019. As of April 30, 2020, debt issuance costs were included in other current assets and other non-current assets on the balance sheet. As of April 30, 2020, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit were issued as of April 30, 2020. The Company had a total of $420.2 million available under the prior revolver after the Company drew down $226.9 million and after $2.9 million of standby letters of credit had been issued as of April 30, 2019. The Company had a total of $11.3 million and $8.5 million of standby letters with other financial institutions as of April 30, 2020 and 2019, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The Company has outstanding borrowings against the CSV of COLI contracts of $92.3 million and $93.2 million at April 30, 2020 and 2019, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11. Segments

Over the past year the Company invested in its digital business in order to digitize and harmonize the structure of its IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the recent acquisition of the Acquired Companies resulted in reassessing how the Company manages its Advisory business. Given the Company’s strategy and development of financial and operational metrics for the Consulting and Digital businesses the Company’s chief operating decision maker (“CODM”) had begun to make resource allocation decisions and assess performance separately between Consulting and Digital. Therefore, on November 1, 2019, the Company changed the composition of its global segments, and under the new reporting format, the Advisory segment was separated into two segments, Consulting and Digital. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Due to this change, the Company completed a qualitative assessment for any potential goodwill impairment both prior and immediately subsequent to the aforementioned change and determined that no impairment indicators were present. Operating results by segment prior to November 1, 2019 have been recast to conform to the new segment reporting.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

2.

Digital leverages an artificial intelligence powered platform to identify structure, roles, capabilities and behaviours needed to drive business forward. This end to end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

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

Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, and RPO and Professional Search are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Digital, and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses.

The Company evaluates performance and allocates resources based on the CODM review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Note 1—Organization and Summary of Significant Accounting Policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. The CODM is not provided asset information by reportable segment.

Financial highlights by operating segment are as follows:

	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$732,470	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$749,208	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry										$104,946
Net income attributable to noncontrolling interest										2,071
Other loss, net										2,879
Interest expense, net										22,184
Income tax provision										43,945
Operating income (loss)	$17,695	$46,909	$113,080	$21,085	$17,914	$4,860	$156,939	$50,438	$(95,956)	$176,025
Depreciation and amortization	17,567	19,261	3,452	1,713	1,311	1,182	7,658	3,906	6,919	55,311
Other income (loss), net	1,326	485	(3,051)	139	11	51	(2,850)	82	(1,922)	(2,879)
EBITDA	36,588	66,655	113,481	22,937	19,236	6,093	161,747	54,426	(90,959)	228,457
Integration/acquisition costs	—	5,937	—	—	—	—	—	—	6,215	12,152
Restructuring charges, net	24,504	10,481	7,244	6,347	3,649	309	17,549	5,742	283	58,559
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$181,079	$60,168	$(84,461)	$300,951

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

	Year Ended April 30, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$568,321	$252,727	$455,826	$182,829	$104,291	$31,896	$774,842	$330,143	$—	$1,926,033
Total revenue	$585,893	$252,727	$469,743	$186,131	$105,543	$31,960	$793,377	$341,865	$—	$1,973,862

Net income attributable to Korn Ferry										$102,651
Net income attributable to noncontrolling interest										2,145
Other income, net										(10,405)
Interest expense, net										16,891
Income tax provision										29,544
Operating (loss) income	$(34,115)	$39,732	$120,754	$29,974	$24,364	$3,998	$179,090	$50,884	$(94,765)	$140,826
Depreciation and amortization	16,172	12,885	3,890	1,254	1,428	410	6,982	3,255	7,195	46,489
Other income (loss), net	2,203	995	6,699	432	281	322	7,734	268	(795)	10,405
EBITDA	(15,740)	53,612	131,343	31,660	26,073	4,730	193,806	54,407	(88,365)	197,720
Integration/acquisition costs	5,304	1,255	—	—	—	—	—	—	187	6,746
Tradename write-offs	76,967	29,588	—	—	—	—	—	—	—	106,555
Adjusted EBITDA	$66,531	$84,455	$131,343	$31,660	$26,073	$4,730	$193,806	$54,407	$(88,178)	$311,021

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

	Year Ended April 30, 2018
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$540,529	$244,484	$408,098	$173,725	$96,595	$30,624	$709,042	$273,162	$—	$1,767,217
Total revenue	$556,521	$244,484	$421,260	$177,234	$98,062	$30,717	$727,273	$291,241	$—	$1,819,519

Net income attributable to Korn Ferry										$133,779
Net income attributable to noncontrolling interest										2,118
Other income, net										(11,416)
Interest expense, net										13,832
Income tax provision										70,133
Operating income (loss)	$22,408	$78,127	$100,397	$26,768	$18,425	$4,022	$149,612	$39,396	$(81,097)	$208,446
Depreciation and amortization	18,954	12,573	3,930	1,689	1,408	455	7,482	3,054	6,525	48,588
Other income, net	2,127	374	1,142	168	373	181	1,864	152	6,899	11,416
EBITDA	43,489	91,074	105,469	28,625	20,206	4,658	158,958	42,602	(67,673)	268,450
Restructuring (recoveries) charges, net	(122)	(119)	—	—	313	—	313	6	—	78
Integration/acquisition costs	7,724	1,427	—	—	—	—	—	—	279	9,430
Adjusted EBITDA	$51,091	$92,382	$105,469	$28,625	$20,519	$4,658	$159,271	$42,608	$(67,394)	$277,958

Fee revenue attributed to an individual customer or country, other than the U.S. and United Kingdom, did not account for more than 10% of the total fee revenue in fiscal 2020, 2019 or 2018. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
U.S.	$875,605	$859,969	$778,470
United Kingdom	204,271	202,055	176,091
Other countries	852,856	864,009	812,656
Total fee revenue	$1,932,732	$1,926,033	$1,767,217

Other than the U.S. and United Kingdom, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
U.S. (1)	$169,928	$98,455	$80,424
United Kingdom	35,739	6,466	7,792
Other countries	132,138	26,584	31,685
Total long-lived assets	$337,805	$131,505	$119,901

(1)	Includes Corporate long-lived assets

12. Restructuring Charges, Net

On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the current economic environment and to position the Company to invest into the recovery. This resulted in restructuring charges, net of $40.5 million across all lines of business relating to severance for positions that have been eliminated.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Earlier in fiscal 2020, the Company had also adopted a restructuring plan to rationalize its cost structure to realize the efficiencies and operational improvement that the investments in the Digital business, as discussed in Note 11—Segments, have enabled, or position us to realize. The restructuring plan impacts both the Consulting and Digital segments and includes the elimination of redundant positions, which resulted in restructuring charges, net of $18.1 million in fiscal 2020, relating to severance for positions that have been eliminated.

Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2018	$1,051
Restructuring charges, net	—
Reductions for cash payments	(284)
Non-cash payments	(171)
Exchange rate fluctuations	(65)
As of April 30, 2019	531
Restructuring charges, net	58,559
Reductions for cash payments	(16,737)
Non-cash payments	(8,053)
Exchange rate fluctuations	(147)
As of April 30, 2020	$34,153

As of April 30, 2020 and 2019, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.5 million, respectively, which are included in other long-term liabilities.

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Subtotal	RPO & Professional Search	Consolidated
	(in thousands)
Balance as of May 1, 2018	$173,453	$284,716	$47,757	$47,501	$972	$96,230	$29,823	$584,222
Exchange rate fluctuations	(306)	(502)	(1,186)	(2,021)	—	(3,207)	(1,909)	(5,924)
Balance as of April 30, 2019	173,147	284,214	46,571	45,480	972	93,023	27,914	578,298
Additions	—	38,926	—	—	—	—	—	38,926
Exchange rate fluctuations	(133)	(413)	(850)	(986)	—	(1,836)	(899)	(3,281)
Balance as of April 30, 2020	$173,014	$322,727	$45,721	$44,494	$972	$91,187	$27,015	$613,943

Tax deductible goodwill from the Miller Heiman acquisition was $34.9 million as of April 30, 2020. Tax deductible goodwill from the PIVOT Leadership acquisition was $7.2 million and $7.1 million as of April 30, 2020 and 2019, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Intangible assets include the following:

	April 30, 2020			April 30, 2019
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$131,299	$(64,762)	$66,537	$125,099	$(53,352)	$71,747
Intellectual property	69,100	(26,548)	42,552	33,100	(22,045)	11,055
Proprietary databases	4,256	(4,202)	54	4,256	(4,053)	203
Non-compete agreements	910	(910)	—	910	(893)	17
Trademarks	7,186	(4,236)	2,950	3,986	(3,986)	—
Total	$212,751	$(100,658)	112,093	$167,351	$(84,329)	83,022
Exchange rate fluctuations			(167)			(74)
Total Intangible assets			$111,926			$82,948

Acquisition-related intangible assets acquired in fiscal 2020 consists of IP, customer relationships and tradenames of $36.0 million, $6.2 million, and $3.2 million, respectively, with weighted-average useful lives from the date of purchase of seven years, ten years, and nine years, respectively.

During fiscal 2019, the Company decided to further integrate our go-to-market activities under one master brand —Korn Ferry, and discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger, were acquired by Korn Ferry through acquisitions. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset impairment charge of $106.6 million during the year ended April 30, 2019, recorded in general and administrative expenses on the accompanying statement of income.

Amortization expense for amortized intangible assets was $16.3 million, $13.5 million and $14.7 million during fiscal 2020, 2019 and 2018, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2021	$19,256
2022	19,101
2023	17,271
2024	14,794
2025	14,696
Thereafter	26,975
$112,093

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

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

Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to 10 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to 5 years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

As a result of the acquisition of the Acquired Companies, the Company recognized ROU assets of $3.2 million with a corresponding liability of $6.7 million. The ROU asset balance was adjusted by reclassification of pre-existing prepaid expenses, restructuring liabilities and deferred rent totaling $3.5 million. As part of the plan for integrating the Acquired Companies, the Company decided to exit 16 office leases and as a result, recorded an impairment charge of the ROU assets of $2.3 million recorded in the consolidated statement of income.

The components of lease expense were as follows:

Year Ended April 30, 2020
(in thousands)
Finance lease cost
Amortization of ROU assets	$1,820
Interest on lease liabilities	149
1,969
Operating lease cost	57,683
Short-term lease cost	1,111
Variable lease cost	13,562
Lease impairment cost	2,282
Sublease income	(447)
Total lease cost	$76,160

Rent expense, as previously defined under ASC 840, which includes the Company leased office premises and certain office equipment leases for the years ended April 30, 2019, and 2018, was $58.2 million and $57.6 million, respectively.

Supplemental cash flow information related to leases was as follows:

Year Ended April 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,631
Financing cash flows from finance leases	$1,833

ROU assets obtained in exchange for lease obligations:
Operating leases	$15,246
Finance leases	$1,333

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

Supplemental balance sheet information related to leases was as follows:

April 30, 2020
(in thousands)
Finance Leases:

Property and equipment, at cost	$4,281
Accumulated depreciation	(1,485)
Property and equipment, net	$2,796

Other accrued liabilities	$1,241
Other liabilities	1,634
Total finance lease liabilities	$2,875

Weighted average remaining lease terms:
Operating leases	5.5 years
Finance leases	2.9 years

Weighted average discount rate:
Operating leases	4.8%
Finance leases	4.1%

Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2021	$60,052	$1,325
2022	50,246	940
2023	43,334	445
2024	40,091	245
2025	31,601	85
Thereafter	44,444	—
Total lease payments	269,768	3,040
Less: imputed interest	34,151	165
Total	$235,617	$2,875

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year, excluding commitments accrued in the restructuring liability under ASC 840 at April 30, 2019, are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2020	$55,351
2021	52,567
2022	45,465
2023	38,582
2024	34,008
Thereafter	74,764
$300,737

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 (continued)

15. Acquisition

On November 1, 2019, the Company completed its acquisition of the Acquired Companies for $108.6 million, net of cash acquired.

The Acquired Companies contribute a world-class portfolio of learning, development and performance improvement offerings and expertise to Korn Ferry and bolster the Company’s substantial leadership development capabilities. These companies are included in the new Digital segment which, working closely with the new Consulting segment, will provide clients with direct access to data, insights and analytics from one of the world’s most comprehensive people and organizational databases. The addition of the Acquired Companies further expands Korn Ferry’s vast IP and content and leverages the firm’s digital delivery platforms. Actual results of operations of the Acquired Companies are included in the Company’s consolidated financial statements from November 1, 2019, the effective date of the acquisition.

The following table provides a summary of the net assets acquired in fiscal 2020 (as no acquisitions were completed in fiscal 2019 or 2018):

Year Ended April 30, 2020
(in thousands)
Current assets (1)	$44,475
Long-term assets	15,024
Intangibles assets	45,400
Current liabilities	29,503
Long-term liabilities	5,720
Net assets acquired	69,676
Purchase price	108,602
Goodwill	$38,926

(1)	Included in current assets is acquired receivables in the amount of $41.1 million.

The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2020, these allocations remained preliminary with regard to income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months.

16. Commitments and Contingencies

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

April 30, 2020 (continued)

Litigation

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

17. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of income data for the quarters in fiscal 2020 and 2019. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2020				Fiscal 2019
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$440,469	$515,325	$492,389	$484,549	$490,756	$474,504	$495,205	$465,568
Operating income (loss)	$22,227	$31,595	$61,869	$60,334	$62,275	$62,683	$70,987	$(55,119)
Net (loss) income	$(621)	$20,956	$43,032	$43,650	$50,627	$45,444	$47,317	$(38,592)
Net (loss) income attributable to Korn Ferry	$(802)	$19,993	$42,804	$42,951	$50,264	$44,964	$46,034	$(38,611)
Net (loss) earnings per common share:
Basic	$(0.02)	$0.37	$0.78	$0.77	$0.90	$0.81	$0.82	$(0.70)
Diluted	$(0.02)	$0.36	$0.77	$0.76	$0.89	$0.80	$0.81	$(0.70)

18. Subsequent Event

Quarterly Dividend Declaration

On July 1, 2020, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of July 31, 2020 to holders of the Company’s common stock of record at the close of business on July 15, 2020. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

KORN FERRY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

April 30, 2020

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Recoveries (Charges) to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2020	$21,582	$14,644	$(311)	$(12,120)	$23,795
Year Ended April 30, 2019	$17,845	$14,260	$(826)	$(9,697)	$21,582
Year Ended April 30, 2018	$15,455	$13,675	$551	$(11,836)	$17,845

Deferred tax asset valuation allowance:
Year Ended April 30, 2020	$14,032	$886	$3,939	$(982)	$17,875
Year Ended April 30, 2019	$15,682	$5,170	$—	$(6,820)	$14,032
Year Ended April 30, 2018	$21,278	$3,421	$—	$(9,017)	$15,682

(1)	Exchange rate fluctuations and for Deferred tax asset includes amount acquired from Acquired Companies.
(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.