Form 10-Q
period 2020-07-31
KORN FERRY
filed 2020-09-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of our common stock as of September 2, 2020 was 54,781,137 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$542,786	$689,244
Marketable securities	49,870	41,951
Receivables due from clients, net of allowance for doubtful accounts of $26,569 and $23,795 at July 31, 2020 and April 30, 2020, respectively	375,157	397,165
Income taxes and other receivables	42,243	38,755
Unearned compensation	48,243	43,117
Prepaid expenses and other assets	34,983	26,851
Total current assets	1,093,282	1,237,083

Marketable securities, non-current	140,330	132,134
Property and equipment, net	139,930	142,728
Operating lease right-of-use assets, net	191,608	195,077
Cash surrender value of company-owned life insurance policies, net of loans	148,382	146,408
Deferred income taxes	51,686	55,479
Goodwill	619,239	613,943
Intangible assets, net	107,202	111,926
Unearned compensation, non-current	98,701	79,510
Investments and other assets	27,743	29,540
Total assets	$2,618,103	$2,743,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$36,975	$45,684
Income taxes payable	10,312	21,158
Compensation and benefits payable	184,087	280,911
Operating lease liability, current	55,119	54,851
Other accrued liabilities	204,838	221,603
Total current liabilities	491,331	624,207

Deferred compensation and other retirement plans	304,593	289,136
Operating lease liability, non-current	175,685	180,766
Long-term debt	394,303	394,144
Deferred tax liabilities	637	1,056
Other liabilities	33,533	30,828
Total liabilities	1,400,082	1,520,137

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 74,783 and 73,205 shares issued and 54,869 and 54,450 shares outstanding at July 31, 2020 and April 30, 2020, respectively	590,897	585,560
Retained earnings	706,353	742,993
Accumulated other comprehensive loss, net	(81,592)	(107,172)
Total Korn Ferry stockholders' equity	1,215,658	1,221,381
Noncontrolling interest	2,363	2,310
Total stockholders' equity	1,218,021	1,223,691
Total liabilities and stockholders' equity	$2,618,103	$2,743,828

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,
	2020	2019
	(in thousands, except per share data)
Fee revenue	$344,097	$484,549
Reimbursed out-of-pocket engagement expenses	2,786	11,649
Total revenue	346,883	496,198

Compensation and benefits	284,012	328,496
General and administrative expenses	47,089	65,807
Reimbursed expenses	2,786	11,649
Cost of services	14,269	17,135
Depreciation and amortization	15,035	12,777
Restructuring charges, net	27,487	—
Total operating expenses	390,678	435,864

Operating (loss) income	(43,795)	60,334
Other income, net	11,162	1,826
Interest expense, net	(6,894)	(4,057)
(Loss) income before (benefit) provision for income taxes	(39,527)	58,103
Income tax (benefit) provision	(8,672)	14,453
Net (loss) income	(30,855)	43,650
Net loss (income) attributable to noncontrolling interest	22	(699)
Net (loss) income attributable to Korn Ferry	$(30,833)	$42,951

(Loss) earnings per common share attributable to Korn Ferry:
Basic	$(0.58)	$0.77
Diluted	$(0.58)	$0.76

Weighted-average common shares outstanding:
Basic	53,264	55,266
Diluted	53,264	55,635

Cash dividends declared per share:	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Net (loss) income	$(30,855)	$43,650

Other comprehensive income (loss):
Foreign currency translation adjustments	25,022	(5,298)
Deferred compensation and pension plan adjustments, net of tax	642	495
Net unrealized loss on marketable securities, net of tax	(9)	—
Net unrealized loss on interest rate swap, net of tax	—	(595)
Comprehensive (loss) income	(5,200)	38,252
Less: comprehensive income attributable to noncontrolling interest	(53)	(763)
Comprehensive (loss) income attributable to Korn Ferry	$(5,253)	$37,489

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	$590,897	$706,353	$(81,592)	$1,215,658	$2,363	$1,218,021

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	$645,299	$697,715	$(82,114)	$1,260,900	$3,494	$1,264,394

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(30,855)	$43,650
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	15,035	12,777
Stock-based compensation expense	5,965	5,462
Provision for doubtful accounts	4,626	3,549
Gain on cash surrender value of life insurance policies	(2,105)	(2,338)
Gain on marketable securities	(11,550)	(1,945)
Deferred income taxes	4,072	1,974
Change in other assets and liabilities:
Deferred compensation	19,332	11,652
Receivables due from clients	17,382	(31,450)
Income taxes and other receivables	(2,889)	(3,176)
Prepaid expenses and other assets	(8,134)	(9,845)
Unearned compensation	(24,317)	(14,818)
Income taxes payable	(11,409)	(1,911)
Accounts payable and accrued liabilities	(123,781)	(175,709)
Other	4,366	209
Net cash used in operating activities	(144,262)	(161,919)
Cash flows from investing activities:
Purchase of property and equipment	(8,787)	(10,706)
Purchase of marketable securities	(19,216)	(1,600)
Proceeds from sales/maturities of marketable securities	14,549	1,599
Premium on company-owned life insurance policies	(347)	(341)
Proceeds from life insurance policies	591	1,673
Dividends received from unconsolidated subsidiaries	—	166
Net cash used in investing activities	(13,210)	(9,209)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(4,442)	(8,591)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,371	4,313
Payments on life insurance policy loans	(596)	(943)
Principal payments on finance leases	(331)	(432)
Dividends paid to shareholders	(5,807)	(6,081)
Repurchases of common stock	—	(12,738)
Payment of contingent consideration from acquisitions	—	(455)
Net cash used in financing activities	(7,805)	(24,927)
Effect of exchange rate changes on cash and cash equivalents	18,819	(5,668)
Net decrease in cash and cash equivalents	(146,458)	(201,723)
Cash and cash equivalents at beginning of period	689,244	626,360
Cash and cash equivalents at end of the period	$542,786	$424,637

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a global organizational consulting firm. The Company helps clients synchronize strategy and talent to drive superior performance. The Company works with organizations to design their structures, roles and responsibilities. The Company helps organizations hire the right people to bring their strategy to life and advise them on how to reward, develop and motivate their people.

The Company is pursuing a strategy that will help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach builds on the best of the Company’s past and gives the Company a clear path to the future with focused initiatives to increase its client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving its consultants more frequent and expanded opportunities to engage with clients.

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

2.

Digital leverages an artificial intelligence powered platform to identify structure, roles, capabilities and behaviors needed to drive business forward. This end-to-end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

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

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2020 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within our different industries. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

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

Revenue is recognized when control of the goods and services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification (“ASC”) 606 (“ASC 606”): 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

Consulting fee revenue is primarily recognized as services are rendered, measured by total hours incurred as a percentage of the total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates, with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

Digital fee revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Allowance for Doubtful Accounts

An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic condition for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. After the Company exhausts all collection efforts, the amount of the allowance is reduced for balances written off as uncollectible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2020 and April 30, 2020, the Company’s investments in cash equivalents consisted of money market funds, commercial paper and also included corporate notes/bonds as of April 30, 2020 with initial maturity of less than 90 days for which market prices are readily available.

Marketable Securities

The Company currently has investments in marketable securities and mutual funds that are classified as either equity securities or available-for-sale debt securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next 12 months are carried as current assets.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statement of operations in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2020 and 2019, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

As of July 31, 2020 and April 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the three months ended July 31, 2020, the Company recorded an adjustment of $0.4 million to reduce goodwill and increase deferred tax asset from the Miller Heiman Group, Achieve Forum and Strategy Execution (the “Acquired Companies”) acquisition completed on November 1, 2019.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of use (“ROU”) assets and current and non-current operating lease liability, in the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities and other liabilities in the consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available on the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

The Company has lease agreements with lease and non-lease components. For all leases with non-lease components the Company accounts for the lease and non-lease components as a single lease component.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended July 31, 2020 and 2019 there were no impairment charges recorded.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual qualitative impairment test performed as of January 31, 2020 did not indicate any impairment.

During the fourth quarter of fiscal 2020, the rapid and severe impacts of the global coronavirus pandemic (“COVID-19”), and more specifically the need to support global social distancing efforts, mitigating the spread of the virus, and complying with restrictions put in place by various governmental entities, led to a decline for our products and services. These actions had a material impact on our business. Therefore, we performed a quantitative review as of March 31, 2020, to assess whether these actions caused the fair value of any of our reporting units to fall below its carrying value. This quantitative review included sensitivity analyses of each reporting unit’s discounted cash flow models considering updated discount rates, financial results and forecasts, market multiples and terminal value revenue growth rates. While fair value exceeded carrying value for all reporting units, the excess of the fair value over carrying value of the Consulting segment had the smallest buffer. As of April 30, 2020, goodwill in the Consulting segment was $173.0 million. The conclusion for all reporting units was that no impairment existed as of March 31, 2020. As of July 31, 2020 and April 30, 2020, there were no further indicators of impairment with respect to the Company’s goodwill. We are unable to predict how long COVID-19 will impact our operations or what additional restrictions may be imposed by governments in the regions the Company operates. Significant variations from current expectations could impact future assessments and result in an impairment charge.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As noted above, COVID-19 impacted the Company’s fourth quarter of fiscal 2020 business, as well as the business during the first quarter of fiscal 2021 and will continue to impact the business going forward. The Company reviewed its intangible assets and noted no impairment as of July 31, 2020 and April 30, 2020.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $59.9 million and $53.0 million during the three months ended July 31, 2020 and 2019, respectively, included in compensation and benefits expense in the consolidated statements of operations.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for measurement of credit losses on financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard became effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard became effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removes and modifies disclosures that are currently required and adds additional disclosures that are deemed relevant. The amendments of this standard became effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, the FASB also issued guidance amending accounting for internal-use software. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal year beginning after December 15, 2020, with early adoption permitted. The Company early adopted this guidance in its fiscal year beginning May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Recently Proposed Accounting Standards - Not Yet Adopted

In March 2020, the FASB issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company will adopt this guidance in its fiscal year beginning May 1, 2021 and the Company may elect to apply the amendments prospectively through December 12, 2022. The Company is currently evaluating the impact of this accounting guidance, but does not anticipate that it will have a material impact on the consolidated financial statements.

2. Basic and Diluted (Loss) Earnings Per Share

ASC 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating (loss) earnings per share. The Company has granted and expects to continue to grant to certain employees under its restricted stock agreements grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, the Company is required to apply the two-class method in calculating (loss) earnings per share. The two-class method of computing (loss) earnings per share is an earnings allocation formula that determines (loss) earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic (loss) earnings per common share was computed using the two-class method by dividing basic net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share was computed using the two-class method by dividing diluted net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings per share. For the three months ended July 31, 2020, the Company is in a net loss position and diluted net loss per share therefore excludes the effects of common equivalents consisting of restricted awards, which are all antidilutive.

During the three months ended July 31, 2020 and 2019, restricted stock awards of 1.7 million and 0.7 million were outstanding, respectively, but not included in the computation of diluted (loss) earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted (loss) earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2020	2019
	(in thousands, except per share data)
Net (loss) income attributable to Korn Ferry	$(30,833)	$42,951
Less: distributed and undistributed earnings to nonvested restricted stockholders	144	444
Basic net (loss) earnings attributable to common stockholders	(30,977)	42,507
Add: undistributed earnings to nonvested restricted stockholders	—	386
Less: reallocation of undistributed earnings to nonvested restricted stockholders	—	384
Diluted net (loss) earnings attributable to common stockholders	$(30,977)	$42,509

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	53,264	55,266
Effect of dilutive securities:
Restricted stock	—	357
ESPP	—	12
Diluted weighted-average number of common shares outstanding	53,264	55,635

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.58)	$0.77
Diluted (loss) earnings per share	$(0.58)	$0.76

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

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

The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2020	April 30, 2020
	(in thousands)
Foreign currency translation adjustments	$(58,705)	$(83,652)
Deferred compensation and pension plan adjustments, net of tax	(22,912)	(23,554)
Marketable securities unrealized gain, net of tax	25	34
Accumulated other comprehensive loss, net	$(81,592)	$(107,172)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	24,947	—	(9)	24,938
Reclassification of realized net losses to net income	—	642	—	642
Balance as of July 31, 2020	$(58,705)	$(22,912)	$25	$(81,592)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$456	$(76,652)
Unrealized losses arising during the period	(5,362)	—	(491)	(5,853)
Reclassification of realized net losses (gains) to net income	—	495	(104)	391
Balance as of July 31, 2019	$(65,632)	$(16,343)	$(139)	$(82,114)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.2 million for the three months ended July 31, 2020 and 2019, respectively.

(2)	The tax effect on unrealized losses was $0.2 million for the three months ended July 31, 2019.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Restricted stock	$5,813	$5,091
ESPP	152	371
Total stock-based compensation expense	$5,965	$5,462

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

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

Restricted stock activity during the three months ended July 31, 2020 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2020	1,365	$44.59
Granted	1,495	$27.19
Vested	(451)	$40.51
Forfeited/expired	(46)	$11.53
Non-vested, July 31, 2020	2,363	$34.39

As of July 31, 2020 there were 0.3 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $8.3 million.

As of July 31, 2020, there was $69.0 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 3.2 years. During the three months ended July 31, 2020 and 2019 161,027 shares and 221,654, shares of restricted stock totaling $4.4 million and $8.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment is effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2020 and 2019, employees purchased 129,047 shares at $26.12 per share and 126,604 shares at $34.06 per share, respectively. As of July 31, 2020, the ESPP had approximately 0.6 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2020, no shares were repurchased by the Company (on the open market or through privately negotiated transactions). During the three months ended July 31, 2019, the Company repurchased (on the open market or through privately negotiated transactions) 324,100 shares of the Company’s common stock for $12.7 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2020 and April 30, 2020:

	July 31, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$20,879	$12	$(5)	$20,886	$1,800	$19,086	$—	$—
Corporate notes/bonds	19,246	29	(3)	19,272	—	19,272	—	—
Total debt investments	$40,125	$41	$(8)	$40,158	$1,800	$38,358	$—	$—

Changes in Fair Value Recorded in
Net Loss
Level 1:
Mutual funds (1)				$151,842	$—	$11,512	$140,330	$—
Total equity investments				$151,842	$—	$11,512	$140,330	$—
Cash				$451,359	$451,359	$—	$—	$—
Money market funds				89,627	89,627	—	—	—
Level 2:
Foreign currency forward contracts				406	—	—	—	406
Total				$733,392	$542,786	$49,870	$140,330	$406

	April 30, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
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

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $137.4 million and $124.6 million as of July 31, 2020 and April 30, 2020, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $24.1 million and $21.7 million as of July 31, 2020 and April 30, 2020, respectively. During the three months ended July 31, 2020 and 2019, the fair value of the investments increased; therefore, the Company recognized a gain of $11.5 million and $1.9 million, respectively, which was recorded in other income, net.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2020 and April 30, 2020, marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of July 31, 2020, available-for-sale marketable securities had remaining maturities ranging from one to nine months. During the three months ended July 31, 2020, there were $11.8 million in sales/maturities of available-for-sale marketable securities. During the three months ended July 31, 2019, there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections.  As of July 31, 2020 and April 30, 2020, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of July 31, 2020 was $11.4 million. Unrealized losses that relate to equity securities still held as of April 30, 2020 was $8.2 million.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2020	April 30, 2020
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$2,309	$3,034
Derivative liabilities:
Foreign currency forward contracts	$1,903	$400

As of July 31, 2020, the total notional amounts of the forward contracts purchased and sold were $86.3 million and $46.2 million, respectively. As of April 30, 2020, the total notional amounts of the forward contracts purchased and sold were $91.2 million and $41.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three months ended July 31, 2020, the Company incurred gains of $0.8 million, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three months ended July 31, 2019, the Company incurred losses of $1.6 million, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flow from operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Service cost	$7,283	$5,456
Interest cost	1,033	1,393
Amortization of actuarial loss	997	745
Expected return on plan assets (1)	(351)	(363)
Net periodic service credit amortization	(101)	(77)
Net periodic benefit costs (2)	$8,861	$7,154

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for July 31, 2020 and 2019, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $240.1 million and $238.7 million as of July 31, 2020 and April 30, 2020, respectively, was offset by outstanding policy loans of $91.7 million and $92.3 million in the accompanying consolidated balance sheets as of July 31, 2020 and April 30, 2020, respectively. The CSV value of the underlying COLI investments increased by $2.1 million and $2.3 million during the three months ended July 31, 2020 and 2019, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2020 and 2019, deferred compensation liability increased; therefore, the Company recognized compensation expense of $11.2 million and $2.3 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $11.5 million and $1.9 million during the three months ended July 31, 2020 and 2019, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

7. Fee Revenue

Contract Balances

A contract asset (unbilled receivables) is recorded when the Company transfers control of products or services before there is an unconditional right to payment. A contract liability (deferred revenue) is recorded when cash is received in advance of performance of the obligation. Deferred revenue represents the future performance obligations to transfer control of products or services for which the Company has already received consideration. Deferred revenue is presented in other accrued liabilities on the consolidated balance sheets.

The following table outlines the Company’s contract asset and liability balances as of July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020
	(in thousands)
Contract assets-unbilled receivables	$75,677	$65,370
Contract liabilities-deferred revenue	$130,960	$133,128

During the three months ended July 31, 2020, the Company recognized revenue of $41.4 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of July 31, 2020, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $629.8 million. Of the $629.8 million of remaining performance obligations, the Company expects to recognize approximately $247.3 million in the remainder of fiscal 2021, $210.0 million in fiscal 2022, $95.4 million in fiscal 2023 and the remaining $77.1 million in fiscal 2024 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$95,311	27.7%	$138,312	28.5%
Financial Services	65,727	19.1	86,212	17.8
Life Sciences/Healthcare	65,450	19.0	82,265	17.0
Consumer Goods	44,778	13.0	71,698	14.8
Technology	49,324	14.4	70,803	14.6
Education/Non-Profit/General	23,507	6.8	35,259	7.3
Fee Revenue	$344,097	100.0%	$484,549	100.0%

8. Credit Losses

The Company is exposed to credit losses primarily through the provision of its executive search, consulting and digital services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding COVID-19 as of the end of the quarter and determined that the estimate of credit losses was not significantly impacted as of that date.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2020	$23,795
Provision for credit losses	4,626
Write-offs	(2,697)
Recoveries of amounts previously written off	43
Foreign currency translation	802
Balance at July 31, 2020	$26,569

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at July 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities, Current
	(in thousands)
Commercial paper	$8,390	$5	$—	$8,390
Corporate notes/bonds	$10,321	$3	$—	$10,321

The unrealized losses on five investments in Commercial paper securities and six investments in Corporate notes/bonds were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of less than one year. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

9. Income Taxes

The Company ordinarily computes its tax provision for interim reporting periods using an estimated annual effective tax rate in accordance with ASC 740-270. For the three months ended July 31, 2020, however, the Company determined that a reliable estimate of the annual effective tax rate could not be made because small changes in projected income produced significant variations in the estimated annual effective rate. Thus, for the three months ended July 31, 2020, the actual effective tax rate for the period was used as the best estimate of the annual effective tax rate. The provision for income tax was a benefit of $8.7 million in the three months ended July 31, 2020, compared to an expense of $14.5 million in the three months ended July 31, 2019. This reflects a 21.9% and 24.9% effective tax rate for the three months ended July 31, 2020 and 2019, respectively. The variability in effective tax rate over time is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings.

10. Restructuring Charges, Net

On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $27.5 million in the three months ended July 31, 2020 across all lines of business relating to severance for positions that have been eliminated. There were no restructuring charges in the three months ended July 31, 2019.

Changes in the restructuring liability during the three months ended July 31, 2020 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2020	$34,153
Restructuring charges, net	27,487
Reductions for cash payments	(31,347)
Non-cash payments	(3,968)
Exchange rate fluctuations	2,207
As of July 31, 2020	$28,532

As of July 31, 2020 and April 30, 2020, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.6 million, respectively, which are included in other long-term liabilities.

11. Segments

The Company has invested in its digital business over the past year in order to digitize and harmonize the structure of its IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the recent acquisition of the Acquired Companies resulted in a reassessment in the third quarter of fiscal 2020 of how the Company managed its former Advisory business. Given the Company’s strategy and development of financial and operational metrics for the consulting and digital businesses, the Company’s chief operating decision maker (“CODM”) had begun to make resource allocation decisions and assess performance separately between Consulting and Digital. Therefore, on November 1, 2019, the Company changed the composition of its global segments, and under the new reporting format, the Advisory segment was separated into two segments: Consulting and Digital. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Operating results by segment prior to November 1, 2019 have been recast to conform to the new segment reporting.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence powered platform to identify structure, roles, capabilities and behaviors needed to drive business forward. This end-to-end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

3.	Executive Search helps organizations recruit board level, chief executive and other senior executive and general

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

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

The Company evaluates performance and allocates resources based on the CODM’s review of 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in Note 1—Organization and Summary of Significant Accounting Policies, except the items described above are excluded from earnings before interest, taxes, depreciation and amortization (“EBITDA”) to arrive at Adjusted EBITDA. The CODM is not provided asset information by reportable segment.

Financial highlights by operating segment are as follows:

	Three Months Ended July 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$99,318	$55,973	$69,315	$30,081	$17,252	$3,495	$120,143	$68,663	$—	$344,097
Total revenue	$99,590	$56,022	$69,856	$30,195	$17,340	$3,495	$120,886	$70,385	$—	$346,883

Net loss attributable to Korn Ferry										$(30,833)
Net loss attributable to noncontrolling interest										(22)
Other income net										(11,162)
Interest expense, net										6,894
Income tax benefit										(8,672)
Operating (loss) income	$(10,927)	$(2,627)	$(5,735)	$(6,219)	$861	$(1,217)	$(12,310)	$2,165	$(20,096)	$(43,795)
Depreciation and amortization	4,009	6,726	730	362	275	202	1,569	940	1,791	15,035
Other income, net	788	418	9,342	19	226	48	9,635	196	125	11,162
EBITDA	(6,130)	4,517	4,337	(5,838)	1,362	(967)	(1,106)	3,301	(18,180)	(17,598)
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring, charges, net	12,734	2,870	975	7,548	232	405	9,160	2,723	—	27,487
Adjusted EBITDA	$6,604	$7,943	$5,312	$1,710	$1,594	$(562)	$8,054	$6,024	$(17,999)	$10,626

	Three Months Ended July 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$137,542	$57,984	$111,722	$46,530	$27,362	$7,585	$193,199	$95,824	$—	$484,549
Total revenue	$141,336	$57,984	$115,446	$47,312	$27,668	$7,587	$198,013	$98,865	$—	$496,198

Net income attributable to Korn Ferry										$42,951
Net income attributable to noncontrolling interest										699
Other income, net										(1,826)
Interest expense, net										4,057
Income tax provision										14,453
Operating income (loss)	$11,783	$14,008	$30,322	$7,311	$6,993	$1,010	$45,636	$15,041	$(26,134)	$60,334
Depreciation and amortization	4,414	3,639	901	456	346	328	2,031	992	1,701	12,777
Other income (loss), net	525	201	1,140	12	15	57	1,224	74	(198)	1,826
EBITDA and Adjusted EBITDA	$16,722	$17,848	$32,363	$7,779	$7,354	$1,395	$48,891	$16,107	$(24,631)	$74,937

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

12. Long-Term Debt

4.625% Senior Unsecured Notes due 2027

On December 16, 2019, the Company completed a private placement of 4.625% Senior Unsecured Notes due 2027 (the “Notes”) with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Company may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, the Company may redeem the Notes at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture governing the Notes), and accrued and unpaid interest. At any time prior to December 15, 2022, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, the Company may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the 12-month period beginning on December 15 of each of the years indicated:

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. The remainder of the proceeds are for general corporate requirements. The effective interest rate on the Notes is 4.86% as of July 31, 2020. As of July 31, 2020 and April 30, 2020, the fair value of the Notes was $410.5 million and $372.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	July 31, 2020	April 30, 2020
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(5,697)	(5,856)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,303	$394,144

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA, is no greater than 4.25 to 1.00, and pro forma liquidity is at least $50.0 million.

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2019, the average interest rate on the previous term loan was 3.69%.

As of July 31, 2020 and April 20, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $4.0 million and $4.2 million as of July 31, 2020 and April 30, 2020, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of July 31, 2020, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit has been issued as of July 31, 2020 and April 30, 2020, respectively.  The Company had a total of $11.5 million and $11.3 million of standby letters with other financial institutions as of July 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

13. Leases

The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. The majority of the Company’s leases include both lease and non-lease components. Non-lease components primarily include maintenance, insurance, taxes and other utilities. The Company combines fixed payments for non-lease components with its lease payments and account for them as a single lease component, which increases its ROU assets and lease liabilities. Some of the leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company has elected not to recognize a ROU asset or lease liability for leases with an initial term of 12 months or less.

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

Operating leases contain both office and equipment leases, have remaining terms that range from less than one year to 10 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to five years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

The components of lease expense were as follows:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Finance lease cost
Amortization of ROU assets	$338	$470
Interest on lease liabilities	31	40
	369	510
Operating lease cost	13,983	14,227
Short-term lease cost	108	279
Variable lease cost	2,407	2,893
Sublease income	(80)	(54)
Total lease cost	$16,787	$17,855

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2020 (continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,000	$14,909
Financing cash flows from finance leases	$331	$432

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,901	$935
Finance leases	$435	$513

Supplemental balance sheet information related to leases was as follows:

	July 31, 2020	April 30, 2020
	(in thousands)
Finance Leases:

Property and equipment, at cost	$4,811	$4,281
Accumulated depreciation	(1,806)	(1,485)
Property and equipment, net	$3,005	$2,796

Other accrued liabilities	$1,191	$1,241
Other liabilities	1,945	1,634
Total finance lease liabilities	$3,136	$2,875

Weighted average remaining lease terms:
Operating leases	5.3 years	5.5 years
Finance leases	3.2 years	2.9 years

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	4.2%	4.1%

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2021 (excluding the three months ended July 31, 2020)	$51,043	$1,010
2022	52,486	1,048
2023	44,329	750
2024	37,567	408
2025	32,177	122
Thereafter	45,374	—
Total lease payments	262,976	3,338
Less: imputed interest	32,172	202
Total	$230,804	$3,136

14. Subsequent Event

Quarterly Dividend Declaration

On September 2, 2020, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of October 15, 2020 to holders of the Company’s common stock of record at the close of business on September 25, 2020. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals as well as the expected benefits of the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution (collectively, the “Acquired Companies”), the timing and expected benefits of our recently adopted restructuring plans and the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the magnitude and duration of the negative impact of the COVID -19 outbreak on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the withdrawal of the United Kingdom from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate the Acquired Companies, the ability to recognize the anticipated benefits of the acquisition of the Acquired Companies, the costs related to the acquisition of the Acquired Companies, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2020 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn Ferry (referred to herein as the “Company,” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm. We help clients synchronize strategy and talent to drive superior performance. We work with organizations to design their structures, roles and responsibilities. We help them hire the right people to bring their strategy to life. And we advise them on how to reward, develop and motivate their people.

We are pursuing a strategy that will help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach builds on the best of our past and gives us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line to a diversified business, giving our consultants more frequent and expanded opportunities to engage with clients.

We operate through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence (“AI”) powered platform to identify structure, roles, capabilities and behaviors needed to drive business forward. The end-to-end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success, along with the guidance and tools to deliver it.

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

Consulting and Digital are new reporting segments implemented in the third quarter of fiscal 2020. Previously, these were tracked and reported together as Korn Ferry Advisory (“Advisory”). Over the past year, we have invested in the digital business and harmonized the structure of our content and data, building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the acquisitions of the Acquired Companies in November 2019 from TwentyEighty, Inc. for $108.6 million, resulted in a reassessment of how we managed our Advisory business. Therefore, beginning in the third quarter of fiscal 2020, we separated Advisory into two segments in order to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, who had begun to regularly make resource allocation decisions and assess performance separately between consulting and digital within Advisory. The addition of the Acquired Companies has further expanded our vast IP and content and leveraged the firm’s digital delivery platforms. We have invested in our digital business to digitize and harmonize the structure of our IP content and data and in building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement.

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

The Impact of COVID-19

Initially, the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. The outbreak has severely restricted the level of economic activity in affected areas and has had an adverse impact on demand for and sales of our products and services. All of our business segments across all of our geographies have been impacted as fee revenue decreased significantly in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 due to a decrease in demand as clients respond to the pandemic. In light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan includes (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $27.5 million associated with severance during the three months ended April 30, 2020 and the three months ended July 31, 2020, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments).  In the three months ended July 31, 2020, Adjusted EBITDA excluded $27.5 million of restructuring charges and $0.7 million of integration/acquisition costs.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”), Adjusted EBITDA, and Adjusted EBITDA margin are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

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

Fee revenue was $344.1 million during the three months ended July 31, 2020, a decrease of $140.4 million, or 29%, compared to $484.5 million in the three months ended July 31, 2019 with decreases in fee revenue in all business segments due to the reductions in demand for our products and services as a result of COVID-19. Exchange rates unfavorably impacted fee revenue by $8.1 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. During the three months ended July 31, 2020, we recorded an operating loss of $43.8 million with the Corporate, Executive Search, Consulting and Digital segments contributing expenses of $20.1 million, $12.3 million, $10.9 million and $2.6 million, respectively, offset by operating income from the RPO & Professional Search segment of $2.2 million. Net loss attributable to Korn Ferry in the three months ended July 31, 2020 was $30.8 million, a decrease of $73.8 million as compared to net income attributable to Korn Ferry of $43.0 million in the year-ago quarter. Adjusted EBITDA in the three months ended July 31, 2020 was $10.6 million, a decrease of $64.3 million as compared to $74.9 million in the year-ago quarter. During the three months ended July 31, 2020, the Executive Search, Digital, Consulting, and RPO & Professional Search segments contributed $8.1 million, $7.9 million, $6.6 million, and $6.0 million, respectively, offset by Corporate expenses net of other income of $18.0 million.

Our cash, cash equivalents and marketable securities decreased by $130.3 million to $733.0 million at July 31, 2020, compared to $863.3 million at April 30, 2020. This decrease was mainly due to annual bonuses earned in fiscal 2020 and paid during the first quarter of fiscal 2021, retention payments, capital expenditures, our first semi-annual interest payment on the $400 million senior notes and dividends paid to stockholders during the three months ended July 31, 2020. As of July 31, 2020, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $143.3 million and a fair value of $151.8 million. Our vested obligations for which these assets were held in trust totaled $137.4 million as of July 31, 2020 and our unvested obligations totaled $24.1 million.

Our working capital decreased by $10.9 million to $602.0 million as of July 31, 2020, as compared to $612.9 million at April 30, 2020. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months. We had $646.0 million available for borrowing under our current revolver at July 31, 2020 and April 30, 2020. As of July 31, 2020 and April 30, 2020, there was $4.0 million of standby letters of credit issued, under our credit agreement. We had a total of $11.5 million and $11.3 million of standby letters of credits with other financial institutions as of July 31, 2020 and April 30, 2020, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2020	2019
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.8	2.4
Total revenue	100.8	102.4
Compensation and benefits	82.5	67.8
General and administrative expenses	13.7	13.6
Reimbursed expenses	0.8	2.4
Cost of services	4.1	3.5
Depreciation and amortization	4.4	2.6
Restructuring charges, net	8.0	—
Operating (loss) income	(12.7)	12.5
Net (loss) income	(9.0%)	9.0%
Net (loss) income attributable to Korn Ferry	(9.0%)	8.9%

The following tables summarize the results of our operations by segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting (1)	$99,318	28.9%	$137,542	28.4%
Digital (1)	55,973	16.3	57,984	11.9
Executive Search:
North America	69,315	20.1	111,722	23.1
EMEA	30,081	8.8	46,530	9.6
Asia Pacific	17,252	5.0	27,362	5.6
Latin America	3,495	1.0	7,585	1.6
Total Executive Search	120,143	34.9	193,199	39.9
RPO & Professional Search	68,663	19.9	95,824	19.8
Total fee revenue	344,097	100.0%	484,549	100.0%
Reimbursed out-of-pocket engagement expense	2,786		11,649
Total revenue	$346,883		$496,198

(1)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

	Three Months Ended July 31,
	2020		2019
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating (loss) income
Consulting (2)	$(10,927)	(11.0%)	$11,783	8.6%
Digital (2)	(2,627)	(4.7)	14,008	24.2
Executive Search:
North America	(5,735)	(8.3)	30,322	27.1
EMEA	(6,219)	(20.7)	7,311	15.7
Asia Pacific	861	5.0	6,993	25.6
Latin America	(1,217)	(34.8)	1,010	13.3
Total Executive Search	(12,310)	(10.2)	45,636	23.6
RPO & Professional Search	2,165	3.2	15,041	15.7
Corporate	(20,096)		(26,134)
Total operating (loss) income	$(43,795)	(12.7%)	$60,334	12.5%

(1)	Margin calculated as a percentage of fee revenue by segment.
(2)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

	Three Months Ended July 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$99,318	$55,973	$69,315	$30,081	$17,252	$3,495	$120,143	$68,663	$—	$344,097
Total revenue	$99,590	$56,022	$69,856	$30,195	$17,340	$3,495	$120,886	$70,385	$—	$346,883

Net loss attributable to Korn Ferry										$(30,833)
Net loss attributable to noncontrolling interest										(22)
Other income net										(11,162)
Interest expense, net										6,894
Income tax benefit										(8,672)
Operating (loss) income	$(10,927)	$(2,627)	$(5,735)	$(6,219)	$861	$(1,217)	$(12,310)	$2,165	$(20,096)	$(43,795)
Depreciation and amortization	4,009	6,726	730	362	275	202	1,569	940	1,791	15,035
Other income, net	788	418	9,342	19	226	48	9,635	196	125	11,162
EBITDA	(6,130)	4,517	4,337	(5,838)	1,362	(967)	(1,106)	3,301	(18,180)	(17,598)
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring, charges, net	12,734	2,870	975	7,548	232	405	9,160	2,723	—	27,487
Adjusted EBITDA	$6,604	$7,943	$5,312	$1,710	$1,594	$(562)	$8,054	$6,024	$(17,999)	$10,626
Operating margin	(11.0%)	(4.7%)	(8.3%)	(20.7%)	5.0%	(34.8%)	(10.2%)	3.2%		(12.7%)
Adjusted EBITDA margin	6.6%	14.2%	7.7%	5.7%	9.2%	(16.1%)	6.7%	8.8%		3.1%

	Three Months Ended July 31, 2019
			Executive Search
	Consulting(1)	Digital(1)	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$137,542	$57,984	$111,722	$46,530	$27,362	$7,585	$193,199	$95,824	$—	$484,549
Total revenue	$141,336	$57,984	$115,446	$47,312	$27,668	$7,587	$198,013	$98,865	$—	$496,198

Net income attributable to Korn Ferry										$42,951
Net income attributable to noncontrolling interest										699
Other income, net										(1,826)
Interest expense, net										4,057
Income tax provision										14,453
Operating income (loss)	$11,783	$14,008	$30,322	$7,311	$6,993	$1,010	$45,636	$15,041	$(26,134)	$60,334
Depreciation and amortization	4,414	3,639	901	456	346	328	2,031	992	1,701	12,777
Other income (loss), net	525	201	1,140	12	15	57	1,224	74	(198)	1,826
EBITDA and Adjusted EBITDA	$16,722	$17,848	$32,363	$7,779	$7,354	$1,395	$48,891	$16,107	$(24,631)	$74,937
Operating margin	8.6%	24.2%	27.1%	15.7%	25.6%	13.3%	23.6%	15.7%		12.5%
EBITDA and Adjusted EBITDA margin	12.2%	30.8%	29.0%	16.7%	26.9%	18.4%	25.3%	16.8%		15.5%

(1)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

During fiscal 2020, the Company changed the composition of its global segments. The Consulting and Digital segment were previously included in the former Advisory segment. Segment data for fiscal 2020 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fee Revenue

Fee Revenue. Fee revenue decreased by $140.4 million, or 29%, to $344.1 million in the three months ended July 31, 2020 compared to $484.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $8.1 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in fee revenue across all our segments was primarily due to the impact of COVID-19 on economies in which we operate, reducing demand for our products and services.

Consulting. Consulting reported fee revenue of $99.3 million, a decrease of $38.2 million, or 28%, in the three months ended July 31, 2020 compared to $137.5 million in the year-ago quarter. The decrease in fee revenue was due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates unfavorably impacted fee revenue by $2.7 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $56.0 million, a decrease of $2.0 million, or 3%, in the three months ended July 31, 2020 compared to $58.0 million in the year-ago quarter. The decrease in fee revenue was due to the contraction in economic activity due to the COVID-19 pandemic, partially offset by fee revenue generated by the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $120.1 million, a decrease of $73.1 million, or 38%, in the three months ended July 31, 2020 compared to $193.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 1%, in the three months ended July 31, 2020 compared to the year-ago quarter. As detailed below, Executive Search fee revenue was lower in all regions in the three months ended July 31, 2020 as compared to the year-ago quarter. The decline in fee revenue was driven by decreases in fee revenue in all sectors due to a decrease in demand for our products and services as a result of the worldwide economic downturn associated with COVID-19 with industrial, consumer, technology and financial services having the greatest impact.

North America reported fee revenue of $69.3 million, a decrease of $42.4 million, or 38%, in the three months ended July 31, 2020 compared to $111.7 million in the year-ago quarter. The decrease in fee revenue was due to a 30% decrease in the number of engagements billed and an 11% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2020 compared to the year-ago quarter.

EMEA reported fee revenue of $30.1 million, a decrease of $16.4 million, or 35%, in the three months ended July 31, 2020 compared to $46.5 million in the year-ago quarter. The decrease in fee revenue was due to a 27% decrease in the number of engagements billed and an 11% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2020 compared to the year-ago quarter. Performance in the United Kingdom, Germany and France were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2020 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $17.3 million, a decrease of $10.1 million, or 37%, in the three months ended July 31, 2020 compared to $27.4 million in the year-ago quarter. The decrease in fee revenue was due to a 31% decrease in the number of engagements billed and a 6% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2020 compared to the year-ago quarter. The performance in Australia, China, and Singapore were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2020 compared to the year-ago quarter.

Latin America reported fee revenue of $3.5 million, a decrease of $4.1 million, or 54%, in the three months ended July 31, 2020 compared to $7.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 18%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Brazil and Mexico in the three months ended July 31, 2020 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $68.7 million, a decrease of $27.1 million, or 28%, in the three months ended July 31, 2020 compared to $95.8 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.7 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in fee revenue was due to the worldwide downturn associated with COVID-19 that resulted in lower fee revenues in Professional Search of $13.6 million and RPO of $13.5 million.

Compensation and Benefits

Compensation and benefits expense decreased $44.5 million, or 14%, to $284.0 million in the three months ended July 31, 2020 from $328.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $5.2 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes and lower employer insurance due to an 11% decrease in average headcount and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by increases in performance-related bonus expense and amounts owed under certain deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the three months ended July 31, 2020 compared to the year-ago quarter.

Consulting compensation and benefits expense decreased by $15.6 million, or 17%, to $76.9 million in the three months ended July 31, 2020 from $92.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.8 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 19% decrease in average headcount, partially offset by an increase in performance-related bonus expense in the three months ended July 31, 2020 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the three months ended July 31, 2020 from 67% in the year-ago quarter.

Digital compensation and benefits expense increased by $4.9 million, or 16% to $35.9 million in the three months ended July 31, 2020 from $31.0 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.6 million, or 2% in the three months ended July 31, 2020 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in performance-related bonus expense and salaries and related payroll taxes due to an increase in average headcount of 12% driven by the acquisition of the Acquired Companies. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 64% in the three months ended July 31, 2020 from 54% in the year-ago quarter.

Executive Search compensation and benefits expense decreased by $17.8 million, or 14%, to $107.1 million in the three months ended July 31, 2020 from $124.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.7 million, or 1%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to an 18% decrease in average headcount as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the three months ended July 31, 2020 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 89% in the three months ended July 31, 2020 from 65% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense decreased by $14.0 million, or 20%, to $54.7 million in the three months ended July 31, 2020 from $68.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.1 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter.

The decrease was due to lower salaries and related payroll taxes and employer insurance due to a 7% decrease in the average headcount in the three months ended July 31, 2020 compared to the year-ago quarter and a decrease in the use contractors as a result of actions taken to align our cost structure with the lower level of business demand. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 80% in the three months ended July 31, 2020 from 72% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $1.8 million, or 16%, to $9.5 million in the three months ended July 31, 2020 from $11.3 million in the year-ago quarter. The decrease was due to lower salaries and related payroll taxes due to a 14% decrease in the average headcount in the three months ended July 31, 2020 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses decreased $18.7 million, or 28%, to $47.1 million in the three months ended July 31, 2020 from $65.8 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.3 million, or 2%, in the three months ended July 31, 2020 compared to the year-ago quarter. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses, legal and professional fees and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand. General and administrative expenses, as a percentage of fee revenue, was 14% in both the three months ended July 31, 2020 and 2019.

Consulting general and administrative expenses decreased by $5.9 million, or 33%, to $11.8 million in the three months ended July 31, 2020 compared to $17.7 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 12% in the three months ended July 31, 2020 from 13% in the year-ago quarter.

Digital general and administrative expenses was $7.3 million in the three months ended July 31, 2020 compared to $7.4 million in the year-ago quarter, essentially flat. Digital general and administrative expenses, as a percentage of fee revenue, was 13% for both the three months ended July 31, 2020 and 2019.

Executive Search general and administrative expenses decreased by $6.4 million, or 32%, to $13.5 million, in the three months ended July 31, 2020 compared to $19.9 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand. Executive Search general and administrative expenses, as a percentage of fee revenue, increased to 11% in the three months ended July 31, 2020 from 10% in the year-ago quarter.

RPO & Professional Search general and administrative expenses decreased by $2.0 million, or 26%, to $5.7 million in the three months ended July 31, 2020 compared to $7.7 million in the year-ago quarter. The decrease was primarily due to lower travel related expenses and decreases in marketing and business development expenses and premise and office expenses due to working from home plans in place and restrictions on employee travel. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% for both the three months ended July 31, 2020 and 2019.

Corporate general and administrative expenses decreased $4.3 million, or 33%, to $8.8 million in the three months ended July 31, 2020 compared to $13.1 million in the year-ago quarter. The decrease was primarily due to a decrease in legal and professional fees and lower marketing and business development expenses during the three months ended July 31, 2020 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense decreased by $2.8 million, or 16% to $14.3 million in the three months ended July 31, 2020 compared to $17.1 million in the year-ago quarter. The decrease was due to the decline in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended July 31, 2020 and 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.0 million, an increase of $2.2 million, or 17%, in the three months ended July 31, 2020 compared to $12.8 million in the year-ago quarter. The increase was primarily from the Digital segment due to the acquisition of the Acquired Companies and technology investments made in the current and prior year in software and computer equipment.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. As part of this plan, we continued to reduce our workforce during the first quarter of fiscal 2021 and recorded restructuring charges of $27.5 million of severance costs during the three months ended July 31, 2020. There were no restructuring charges, net during the three months ended July 31, 2019.

Operating (Loss) Income

Operating loss was $43.8 million in the three months ended July 31, 2020, a decrease of $104.1 million, or 173%, as compared to operating income of $60.3 million in the year-ago quarter. The change in operating (loss) income was primarily driven by a decrease in fee revenue due to the decrease in demand for our products and services as a result of the COVID-19 pandemic and an increase in restructuring charges, net, partially offset by decreases in compensation and benefits expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand.

Consulting operating loss was $10.9 million in the three months ended July 31, 2020, a decrease of $22.7 million, or 192%, as compared to operating income of $11.8 million in the year-ago quarter. The change in Consulting operating (loss) income was mainly driven by a decrease in fee revenue and an increase in restructuring charges, net incurred during the three months ended July 31, 2020 compared to the year-ago quarter. This was partially offset by decreases in compensation and benefits expense, cost of services expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand. Consulting operating loss, as a percentage of fee revenue, was 11% in the three months ended July 31, 2020 compared to operating income, as a percentage of fee revenue, of 9% in the year-ago quarter.

Digital operating loss was $2.6 million in the three months ended July 31, 2020, a decrease of $16.6 million, or 119%, as compared to operating income of $14.0 million in the year-ago quarter. The change in Digital operating (loss) income was mainly driven by a decrease in fee revenue and an increase in restructuring charges, net incurred during the three months ended July 31, 2020 compared to the year-ago quarter. Also, contributing to the decline in operating income was an increase in compensation and benefits expense and cost of services expense, which increased due to the Acquired Companies. These expenses were partially offset from the cost saving initiatives that were put in place. Digital operating loss, as a percentage of fee revenue, was 5% in the three months ended July 31, 2020 compared to operating income, as a percentage of fee revenue, of 24% in the year-ago quarter.

Executive Search operating loss decreased $57.9 million, or 127% to $12.3 million in the three months ended July 31, 2020, as compared to operating income of $45.6 million in the year-ago quarter. The change in Executive Search operating (loss) income was mainly driven by lower fee revenue and an increase in restructuring charges, net incurred during the three months ended July 31, 2020 compared to the year-ago quarter. These changes were partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place. Executive Search operating loss, as a percentage of fee revenue, was 10% in the three months ended July 31, 2020 compared to operating income, as a percentage of fee revenue, of 24% in the year-ago quarter.

RPO & Professional Search operating income was $2.2 million in the three months ended July 31, 2020, a decrease of $12.8 million, or 85% compared to $15.0 million in the year-ago quarter. The decrease in operating income was mainly driven by lower fee revenue and an increase in restructuring charges, net. The decrease in operating income was partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place. RPO & Professional Search operating income, as a percentage of fee revenue, was 3% in the three months ended July 31, 2020 compared to 16% in the year-ago quarter.

Net (Loss) Income Attributable to Korn Ferry

Net loss attributable to Korn Ferry decreased by $73.8 million, or 172% to $30.8 million in the three months ended July 31, 2020, as compared to a net income attributable to Korn Ferry of $43.0 million in the year-ago quarter. Actions taken by various government and other authoritative bodies in response to the COVID-19 pandemic caused a severe contraction in economic activity during the quarter which translated in a decrease to fee revenue. This decline in fee revenue was partially offset by decreases in compensation and benefits expense and general and administrative expenses associated with actions taken to align our cost structure with the lower level of business demand that resulted in a net loss attributable to Korn Ferry in three months ended July 31, 2020. Net loss attributable to Korn Ferry, as a percentage of fee revenue, was 9% in the three months ended July 31, 2020 compared to net income attributable to Korn Ferry, as a percentage of fee revenue, of 9% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA decreased by $64.3 million, or 86%, to $10.6 million in the three months ended July 31, 2020 as compared to $74.9 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by a decrease in fee revenue, partially offset by decreases in compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding integration/acquisition costs) due to actions taken to align our cost structure with the lower level of business demand. Adjusted EBITDA, as a percentage of fee revenue, was 3% in the three months ended July 31, 2020 compared to 15% in the year-ago quarter.

Consulting Adjusted EBITDA was $6.6 million in the three months ended July 31, 2020, a decrease of $10.1 million, or 60%, as compared to $16.7 million in the year-ago quarter. This decrease was driven by lower fee revenue partially offset by decreases in compensation and benefits expense, cost of services expense and general and administrative expenses. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 7% and 12% in the three months ended July 31, 2020 and 2019, respectively.

Digital Adjusted EBITDA was $7.9 million in the three months ended July 31, 2020, a decrease of $9.9 million, or 56%, as compared to $17.8 million in the year-ago quarter. This decrease in Digital operating income was mainly driven by a decrease in fee revenue and increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense, during the three months ended July 31, 2020 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 14% and 31% in the three months ended July 31, 2020 and 2019, respectively.

Executive Search Adjusted EBITDA decreased $40.8 million, or 83%, to $8.1 million in the three months ended July 31, 2020 as compared to $48.9 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general and administrative expenses all of which resulted from cost savings initiatives that were put in place. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 7% and 25% in the three months ended July 31, 2020 and 2019, respectively.

RPO & Professional Search Adjusted EBITDA was $6.0 million in the three months ended July 31, 2020, a decrease of $10.1 million, or 63%, as compared to $16.1 million in the year-ago quarter. The decrease in operating income was mainly driven by lower fee revenue, offset by decreases in compensation and benefits expense and general and administrative expenses all of which resulted from cost savings initiatives that were put in place. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 9% and 17% in the three months ended July 31, 2020 and 2019, respectively.

Other Income, Net

Other income, net was $11.2 million in the three months ended July 31, 2020 compared to $1.8 million in the year-ago quarter. The difference was primarily due to larger gains from the fair value of our marketable securities. These gains were offset by the increases in our deferred compensation liability that are recorded in compensation and benefits expense during the three months ended July 31, 2020 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, our prior credit agreement and borrowings under company-owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $6.9 million in the three months ended July 31, 2020 compared to $4.1 million in the year-ago quarter. The increase in interest expense, net was related to the newly issued Notes, which have a higher interest rate and a higher principal balance than the amount that was outstanding in the year-ago quarter under the revolver under our prior credit agreement.

Income Tax (Benefit) Provision

The benefit for income tax was $8.7 million in the three months ended July 31, 2020, compared to an expense of $14.5 million in the three months ended July 31, 2019. This reflects a 21.9% and 24.9% effective tax rate for the three months ended July 31, 2020 and 2019, respectively. The variability in effective tax rate is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings.

Net (Loss) Income Attributable to Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net loss attributable to noncontrolling interest for the three months ended July 31, 2020 was break-even as compared to net income attributable to noncontrolling interest of $0.7 million the three months ended July 31, 2019.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended April 30,2020. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below) as well as using excess cash to repay the Notes.

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

Initially, the negative business impact of the coronavirus outbreak was most pronounced in the Asia Pacific Region, and in particular China and Hong Kong. In March 2020, COVID-19 was reported to have spread to over 100 countries, territories, or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. The outbreak has severely restricted the level of economic activity in affected areas and has had an adverse impact on demand for and sales of our products and services. All of our business segments across all of our geographies have been impacted as fee revenue decreased significantly in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 due to a decrease in demand as clients respond to the pandemic. In light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan includes (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $27.5 million associated with severance during the three months ended April 30, 2020 and the three months ended July 31, 2020, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization, and (iv) other cost saving measures relating to general and administrative expenses.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. As of July 31, 2020, the fair value of the Notes is $410.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We have a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) as of July 31, 2020 after $4.0 million of standby letters of credit had been issued as of July 31, 2020. We had $4.0 million in standby letters of credit issued under our Revolver as of July 31, 2020 and April 30, 2020. We had a total of $11.5 million and $11.3 million of standby letters of credits with other financial institutions as of July 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company did not repurchase any of the Company’s stock during the three months ended July 31, 2020 compared to repurchasing $12.7 million of the Company’s stock in the year-ago quarter. As of July 31, 2020, $158.3 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which used adjusted EBITDA is no greater than 4.25 to 1.00, and the pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt, share repurchases and dividend payments under our dividend policy during the next 12 months. However, if COVID-19 continues to persist or worsen, or the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $733.0 million and $863.3 million as of July 31, 2020 and April 30, 2020, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $510.8 million and $531.9 million at July 31, 2020 and April 30, 2020, respectively. As of July 31, 2020 and April 30, 2020, we held $336.6 million and $308.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2021 and 2020 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper and corporate notes/bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper and corporate notes/bonds are available for general corporate purposes.

As of July 31, 2020 and April 30, 2020, marketable securities of $190.2 million and $174.1 million, respectively, included equity securities of $151.8 million (net of gross unrealized gains of $11.2 million and gross unrealized losses of $2.7 million) and $141.4 million (net of gross unrealized gains of $3.6 million and gross unrealized losses of $6.5 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $140.3 million and $132.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $137.4 million and $124.6 million as of July 31, 2020 and April 30, 2020, respectively. Unvested obligations under the deferred compensation plans totaled $24.1 million and $21.7 million as of July 31, 2020 and April 30, 2020, respectively.

The net decrease in our working capital of $10.9 million as of July 31, 2020 compared to April 30, 2020 is primarily attributable to decreases in accounts receivable and cash and cash equivalents offset by a decrease in compensation and benefits payable. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2020 and paid during the first quarter of fiscal 2021. The decrease in accounts receivable was due to a decline in fee revenue due to the contraction in economic activity due to the COVID-19 pandemic. Cash used by operating activities was $144.3 million in the three months ended July 31, 2020, a decrease of $17.6 million, compared to $161.9 million in the three months ended July 31, 2019.

Cash used in investing activities was $13.2 million in the three months ended July 31, 2020 compared to $9.2 million in the year-ago quarter. An increase in cash used in investing activities was primarily due to an increase in the purchase of marketable securities net of sale/maturities of $4.7 million and a decrease in proceeds from life insurance policies of $1.0 million, partially offset by a decrease in purchase of property and equipment of $1.9 million during the three months ended July 31, 2020 compared to the year-ago quarter.

Cash used in financing activities was $7.8 million in the three months ended July 31, 2020 compared to cash used of $24.9 million in the three months ended July 31, 2019. The decrease in cash used in financing activities was primarily due to $12.7 million repurchases of the Company’s common stock in three months ended July 31, 2019 compared to none in the current quarter. The rest of the change is due to lower cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $4.4 million in the three months ended July 31, 2020 compared to $8.6 million in the year-ago quarter.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2020 and April 30, 2020, we held contracts with gross CSV of $240.1 million and $238.7 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $91.7 million and $92.3 million as of July 31, 2020 and April 30, 2020, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2020 and April 30, 2020, the net cash value of these policies was $148.4 million and $146.4 million, respectively.

Long-Term Debt

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. At any time prior to December 15, 2022, we may redeem at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture), and accrued and unpaid interest. At any time prior to December 15, 2022, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. At any time and from time to time on or after December 15, 2022, we may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the 12-month period beginning on December 15 of each of the years indicated:

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

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.The average interest rate on amounts outstanding under the prior revolver was 3.69% for the three months ended July 31, 2019.

As of July 31, 2020 and April 30, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $4.0 million as of July 31, 2020 and $4.2 million as of April 30, 2020. As of July 31, 2020, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of July 31, 2020 and April 30, 2020. We had a total of $11.5 million and $11.3 million of standby letters of credits with other financial institutions as of July 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of the COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, leases and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since the end of fiscal 2020.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2020 and 2019, we recorded foreign currency losses of $0.7 million in both periods, in general and administrative expenses in the consolidated statements of operations.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Singapore Dollar, Euro, Swiss Franc, and Brazilian Real. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2020, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $12.3 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of July 31, 2020, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on amounts outstanding under the prior revolver was 3.69% for the three months ended July 31, 2019.

We had $91.7 million and $92.3 million of borrowings against the CSV of COLI contracts as of July 31, 2020 and April 30, 2020, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, Chief Executive Officer and Chief Financial Officer evaluated the effective effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of July 31, 2020.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2020, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2020— May 31, 2020	—	$—	—	$158.3 million
June 1, 2020— June 30, 2020	1,178	$32.42	—	$158.3 million
July 1, 2020— July 31, 2020	159,849	$27.55	—	$158.3 million
Total	161,027	$27.58	—	$158.3 million

(1)

Represents withholding of 161,027 of restricted shares to cover taxes on vested restricted shares. During the three months ended July 31, 2020, the Company did not repurchase any shares as part of our publicly announced programs.

(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date.

Our Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA, is no greater than 4.25 to 1.00 and the pro forma liquidity is at least $50.0 million. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
10.1+*	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective June 1, 2020, filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K, filed July 15, 2020.
10.2+*	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective July 1, 2020, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K, filed July 15, 2020.
10.3+*

Amendment to Amended and Restated Employment Agreement, dated March 30, 2018 between the Company and Gary Burnison and the Letter Agreement dated April 14, 2020, filed as Exhibit 10.1 to the Company’s Form 8-K, filed July 10, 2020.

10.4+*

Amendment to Employment Agreement, dated February 6, 2012 between the Company and Robert Rozek, as amended by that Amendment thereto dated December 28, 2015 and the Letter Agreement dated as of April 14, 2020, filed as Exhibit 10.2 to the Company’s Form 8-K, filed July 10, 2020.

10.5+*

Amendment to Employment Letter, dated June 26, 2014 between the Company and Byrne Mulrooney and the Letter Agreement, dated as of April 14, 2020, filed as Exhibit 10.3 to the Company’s Form 8-K, filed July 10, 2020.

10.6+*

Amendment to Employment Letter, dated March 17, 2017 between the Company and Mark Arian and the Letter Agreement dated as of April 14, 2020, filed as Exhibit 10.4 to the Company’s Form 8-K, filed July 10, 2020.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 8, 2020
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)