Form 10-Q
period 2020-10-31
KORN FERRY
filed 2020-12-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of our common stock as of December 2, 2020 was 53,937,912 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2020	April 30, 2020
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$553,109	$689,244
Marketable securities	47,719	41,951
Receivables due from clients, net of allowance for doubtful accounts of $27,853 and $23,795 at October 31, 2020 and April 30, 2020, respectively	435,393	397,165
Income taxes and other receivables	52,995	38,755
Unearned compensation	50,688	43,117
Prepaid expenses and other assets	30,984	26,851
Total current assets	1,170,888	1,237,083

Marketable securities, non-current	146,625	132,134
Property and equipment, net	136,035	142,728
Operating lease right-of-use assets, net	183,926	195,077
Cash surrender value of company-owned life insurance policies, net of loans	150,190	146,408
Deferred income taxes	49,908	55,479
Goodwill	621,560	613,943
Intangible assets, net	102,351	111,926
Unearned compensation, non-current	105,569	79,510
Investments and other assets	25,590	29,540
Total assets	$2,692,642	$2,743,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$37,639	$45,684
Income taxes payable	10,591	21,158
Compensation and benefits payable	247,016	280,911
Operating lease liability, current	51,961	54,851
Other accrued liabilities	211,704	221,603
Total current liabilities	558,911	624,207

Deferred compensation and other retirement plans	312,187	289,136
Operating lease liability, non-current	167,116	180,766
Long-term debt	394,465	394,144
Deferred tax liabilities	556	1,056
Other liabilities	37,885	30,828
Total liabilities	1,471,120	1,520,137

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 74,845 and 73,205 shares issued and 54,153 and 54,450 shares outstanding at October 31, 2020 and April 30, 2020, respectively	575,103	585,560
Retained earnings	728,524	742,993
Accumulated other comprehensive loss, net	(83,655)	(107,172)
Total Korn Ferry stockholders' equity	1,219,972	1,221,381
Noncontrolling interest	1,550	2,310
Total stockholders' equity	1,221,522	1,223,691
Total liabilities and stockholders' equity	$2,692,642	$2,743,828

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Fee revenue	$435,439	$492,389	$779,536	$976,938
Reimbursed out-of-pocket engagement expenses	2,350	11,788	5,136	23,437
Total revenue	437,789	504,177	784,672	1,000,375

Compensation and benefits	307,185	337,382	591,197	665,878
General and administrative expenses	46,476	62,009	93,565	127,816
Reimbursed expenses	2,350	11,788	5,136	23,437
Cost of services	15,901	18,414	30,170	35,549
Depreciation and amortization	15,298	12,715	30,333	25,492
Restructuring charges, net	2,407	—	29,894	—
Total operating expenses	389,617	442,308	780,295	878,172

Operating income	48,172	61,869	4,377	122,203
Other income, net	277	1,133	11,439	2,959
Interest expense, net	(7,494)	(4,210)	(14,388)	(8,267)
Income before provision for income taxes	40,955	58,792	1,428	116,895
Income tax provision	12,877	15,760	4,205	30,213
Net income (loss)	28,078	43,032	(2,777)	86,682
Net income attributable to noncontrolling interest	(300)	(228)	(278)	(927)
Net income (loss) attributable to Korn Ferry	$27,778	$42,804	$(3,055)	$85,755

Earnings (loss) per common share attributable to Korn Ferry:
Basic	$0.51	$0.78	$(0.06)	$1.54
Diluted	$0.51	$0.77	$(0.06)	$1.54

Weighted-average common shares outstanding:
Basic	53,229	54,568	53,246	54,917
Diluted	53,390	54,716	53,246	55,170

Cash dividends declared per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$28,078	$43,032	$(2,777)	$86,682

Other comprehensive income:
Foreign currency translation adjustments	(2,719)	1,213	22,303	(4,085)
Deferred compensation and pension plan adjustments, net of tax	683	495	1,325	990
Net unrealized loss on marketable securities, net of tax	(25)	—	(34)	—
Net unrealized loss on interest rate swap, net of tax	—	(356)	—	(951)
Comprehensive income	26,017	44,384	20,817	82,636
Less: comprehensive income attributable to noncontrolling interest	(302)	(112)	(355)	(875)
Comprehensive income attributable to Korn Ferry	$25,715	$44,272	$20,462	$81,761

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	590,897	706,353	(81,592)	1,215,658	2,363	1,218,021
Net Income	—	—	27,778	—	27,778	300	28,078
Other comprehensive (loss) income	—	—	—	(2,063)	(2,063)	2	(2,061)
Dividends paid to shareholders	—	—	(5,607)	—	(5,607)	—	(5,607)
Dividends to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(757)	(22,878)	—	—	(22,878)	—	(22,878)
Issuance of stock	41	—	—	—	—	—	—
Stock-based compensation	—	7,084	—	—	7,084	—	7,084
Balance as of October 31, 2020	54,153	$575,103	$728,524	$(83,655)	$1,219,972	$1,550	$1,221,522

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	645,299	697,715	(82,114)	1,260,900	3,494	1,264,394
Net income	—	—	42,804	—	42,804	228	43,032
Other comprehensive income (loss)	—	—	—	1,468	1,468	(116)	1,352
Dividends paid to shareholders	—	—	(5,628)	—	(5,628)	—	(5,628)
Dividends to noncontrolling interest	—	—	—	—	—	(1,046)	(1,046)
Purchase of stock	(1,313)	(49,325)	—	—	(49,325)	—	(49,325)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	5,712	—	—	5,712	—	5,712
Balance as of October 31, 2019	55,315	$601,686	$734,891	$(80,646)	$1,255,931	$2,560	$1,258,491

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(2,777)	$86,682
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	30,333	25,492
Stock-based compensation expense	13,195	11,520
Provision for doubtful accounts	7,993	7,150
Gain on cash surrender value of life insurance policies	(3,899)	(4,209)
Gain on marketable securities	(12,025)	(3,121)
Deferred income taxes	5,071	6,402
Change in other assets and liabilities:
Deferred compensation	22,670	14,817
Receivables due from clients	(46,221)	(60,556)
Income taxes and other receivables	(13,755)	(13,468)
Prepaid expenses and other assets	(4,135)	(8,140)
Unearned compensation	(33,630)	(26,576)
Income taxes payable	(11,964)	(6,139)
Accounts payable and accrued liabilities	(52,622)	(133,444)
Other	9,716	(508)
Net cash used in operating activities	(92,050)	(104,098)
Cash flows from investing activities:
Purchase of property and equipment	(15,329)	(23,817)
Purchase of marketable securities	(40,572)	(3,826)
Proceeds from sales/maturities of marketable securities	32,343	3,016
Premium on company-owned life insurance policies	(361)	(355)
Proceeds from life insurance policies	591	1,999
Dividends received from unconsolidated subsidiaries	—	166
Net cash used in investing activities	(23,328)	(22,817)
Cash flows from financing activities:
Proceeds from long term debt	—	50,000
Payments of tax withholdings on restricted stock	(4,550)	(8,725)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,371	4,313
Payments on life insurance policy loans	(596)	(943)
Principal payments on finance leases	(664)	(927)
Dividends paid to shareholders	(11,414)	(11,709)
Dividends - noncontrolling interest	(558)	(1,046)
Repurchases of common stock	(22,770)	(61,929)
Payment of contingent consideration from acquisitions	—	(455)
Net cash used in financing activities	(37,181)	(31,421)
Effect of exchange rate changes on cash and cash equivalents	16,424	(3,601)
Net decrease in cash and cash equivalents	(136,135)	(161,937)
Cash and cash equivalents at beginning of period	689,244	626,360
Cash and cash equivalents at end of the period	$553,109	$464,423

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2020 and April 30, 2020, the Company’s investments in cash equivalents consisted of money market funds and also included commercial paper and corporate notes/bonds as of April 30, 2020 with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statement of operations in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2020 and 2019, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of October 31, 2020 and April 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the six months ended October 31, 2020, the Company recorded an adjustment of $2.6 million to increase goodwill as a result of additional tax liabilities from the Miller Heiman Group, Achieve Forum and Strategy Execution (the “Acquired Companies”) acquisition completed on November 1, 2019.  The measurement period for the Acquired Companies is now closed.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the six months ended October 31, 2020 and 2019 there were no impairment charges recorded.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2020 did not indicate any impairment.

During the fourth quarter of fiscal 2020, the rapid and severe impacts of the global coronavirus pandemic (“COVID-19”), and more specifically the need to support global social distancing efforts, mitigating the spread of the virus, and complying with restrictions put in place by various governmental entities, led to a decline for our products and services. These actions had a material impact on our business. Therefore, we performed a quantitative review as of March 31, 2020, to assess whether these actions caused the fair value of any of our reporting units to fall below its carrying value. This quantitative review included sensitivity analyses of each reporting unit’s discounted cash flow models considering updated discount rates, financial results and forecasts, market multiples and terminal value revenue growth rates. While fair value exceeded carrying value for all reporting units, the excess of the fair value over carrying value of the Consulting segment had the smallest buffer. As of April 30, 2020, goodwill in the Consulting segment was $173.0 million. The conclusion for all reporting units was that no impairment existed as of March 31, 2020. As of October 31, 2020 and April 30, 2020, there were no further indicators of impairment with respect to the Company’s goodwill. We are unable to predict how long COVID-19 will impact our operations or what additional restrictions may be imposed by governments in the regions the Company operates. Significant variations from current expectations could impact future assessments and result in an impairment charge.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As noted above, COVID-19 impacted the Company’s fourth quarter of fiscal 2020 business, as well as the business during the first two quarters of fiscal 2021 and it is anticipated to impact the business going forward. The Company reviewed its intangible assets and noted no impairment as of October 31, 2020 and April 30, 2020.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $132.0 million and $117.4 million during the six months ended October 31, 2020 and 2019, respectively, included in compensation and benefits expense in the consolidated statements of operations. During the three months ended October 31, 2020 and 2019, the performance related bonus expense was $72.1 million and $64.4 million, respectively.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

2. Basic and Diluted Earnings (Loss) Per Share

ASC 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings (loss) per share. The Company has granted and expects to continue to grant to certain employees under its restricted stock agreements grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, the Company is required to apply the two-class method in calculating earnings (loss) per share. The two-class method of computing earnings (loss) per share is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic earnings (loss) per common share was computed using the two-class method by dividing basic net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed using the two-class method by dividing diluted net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings per share. For the six months ended October 31, 2020, the Company is in a net loss position and diluted net loss per share therefore excludes the effects of common equivalents consisting of restricted awards, which are all antidilutive.

During the three and six months ended October 31, 2020, restricted stock awards of 1.6 million and 2.0 million were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. During the three and six months ended October 31, 2019, restricted stock awards for 0.7 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

The following table summarizes basic and diluted earnings (loss) per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income (loss) attributable to Korn Ferry	$27,778	$42,804	$(3,055)	$85,755
Less: distributed and undistributed earnings to nonvested restricted stockholders	730	466	289	910
Basic net earnings (loss) attributable to common stockholders	27,048	42,338	(3,344)	84,845
Add: undistributed earnings to nonvested restricted stockholders	585	406	—	792
Less: reallocation of undistributed earnings to nonvested restricted stockholders	583	405	—	788
Diluted net earnings (loss) attributable to common stockholders	$27,050	$42,339	$(3,344)	$84,849

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	53,229	54,568	53,246	54,917
Effect of dilutive securities:
Restricted stock	154	138	—	228
ESPP	7	10	—	25
Diluted weighted-average number of common shares outstanding	53,390	54,716	53,246	55,170

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.51	$0.78	$(0.06)	$1.54
Diluted earnings (loss) per share	$0.51	$0.77	$(0.06)	$1.54

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

The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2020	April 30, 2020
	(in thousands)
Foreign currency translation adjustments	$(61,426)	$(83,652)
Deferred compensation and pension plan adjustments, net of tax	(22,229)	(23,554)
Marketable securities unrealized gain, net of tax	—	34
Accumulated other comprehensive loss, net	$(83,655)	$(107,172)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2020	$(58,705)	$(22,912)	$25	$(81,592)
Unrealized losses arising during the period	(2,721)	—	(25)	(2,746)
Reclassification of realized net losses to net income	—	683	—	683
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	22,226	—	(34)	22,192
Reclassification of realized net losses to net income	—	1,325	—	1,325
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.5 million for the three and six months ended October 31, 2020, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2019	$(65,632)	$(16,343)	$(139)	$(82,114)
Unrealized gains (losses) arising during the period	1,329	—	(315)	1,014
Reclassification of realized net losses (gains) to net income	—	495	(41)	454
Balance as of October 31, 2019	$(64,303)	$(15,848)	$(495)	$(80,646)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$456	$(76,652)
Unrealized losses arising during the period	(4,033)	—	(806)	(4,839)
Reclassification of realized net losses (gains) to net income	—	990	(145)	845
Balance as of October 31, 2019	$(64,303)	$(15,848)	$(495)	$(80,646)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.3 million for the three and six months ended October 31, 2019, respectively.

(2)	The tax effect on unrealized losses was $0.1 million and $0.3 million for the three and six months ended October 31, 2019, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Restricted stock	$7,084	$5,712	$12,897	$10,803
ESPP	146	346	298	717
Total stock-based compensation expense	$7,230	$6,058	$13,195	$11,520

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

Restricted stock activity during the six months ended October 31, 2020 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2020	1,365	$44.59
Granted	1,579	$27.27
Vested	(492)	$39.99
Forfeited/expired	(67)	$17.86
Non-vested, October 31, 2020	2,385	$34.22

As of October 31, 2020 there were 0.3 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $6.8 million.

As of October 31, 2020, there was $63.7 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. During the three and six months ended October 31, 2020, 3,619 shares and 164,646, shares of restricted stock totaling $0.1 million and $4.5 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and six months ended October 31, 2019, 3,582 shares and 225,236 shares of restricted stock totaling $0.1 million and $8.7 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment is effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2020 and 2019, no shares were purchased under the ESPP. During the six months ended October 31, 2020 and 2019, employees purchased 129,047 shares at $26.12 per share and 126,604 shares at $34.06 per share, respectively. As of October 31, 2020, the ESPP had approximately 0.6 million shares remaining available for future issuance.

Common Stock

During the three and six months ended October 31, 2020, the Company repurchased (on the open market or through privately negotiated transactions) 753,451 shares of the Company’s stock for $22.8 million. During the three and six months ended

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

October 31, 2019, the Company repurchased (on the open market or through privately negotiated transactions) 1,309,092 shares and 1,633,192 shares of the Company’s common stock for $49.2 million and $61.9 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2020 and April 30, 2020:

	October 31, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$21,386	$3	$(3)	$21,386	$—	$21,386	$—	$—
Corporate notes/bonds	16,890	7	(6)	16,891	—	16,891	—	—
U.S. Treasury and Agency securities	1,975	—	(1)	1,974	—	1,974	—	—
Total debt investments	$40,251	$10	$(10)	$40,251	$—	$40,251	$—	$—

Changes in Fair Value Recorded in
Net Loss
Level 1:
Mutual funds (1)				$154,093	$—	$7,468	$146,625	$—
Total equity investments				$154,093	$—	$7,468	$146,625	$—
Cash				463,916	463,916	—	—	—
Money market funds				89,193	89,193	—	—	—
Level 2:
Foreign currency forward contracts				(113)	—	—	—	(113)
Total				$747,340	$553,109	$47,719	$146,625	$(113)

	April 30, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $133.8 million and $124.6 million as of October 31, 2020 and April 30, 2020, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $24.4 million and $21.7 million as of October 31, 2020 and April 30, 2020, respectively. During the three and six months ended October 31, 2020, the fair value of the investments increased; therefore, the Company recognized a gain of $0.6 million and $12.0 million, respectively, which was recorded in other income, net. During the three and six months ended October 31, 2019, the fair value of the investments increased; therefore, the Company recognized a gain of $1.2 million and $3.1 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2020 and April 30, 2020, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and US Treasury and Agency securities for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of October 31, 2020, available-for-sale marketable securities had remaining maturities ranging from one to twelve months. During the three and six months ended October 31, 2020, there were $16.7 million and $28.4 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2019, there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2020 and April 30, 2020, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of October 31, 2020 was $11.2 million. Unrealized losses that relate to equity securities still held as of April 30, 2020 was $8.2 million.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2020	April 30, 2020
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$718	$3,034
Derivative liabilities:
Foreign currency forward contracts	$831	$400

As of October 31, 2020, the total notional amounts of the forward contracts purchased and sold were $85.1 million and $49.2 million, respectively. As of April 30, 2020, the total notional amounts of the forward contracts purchased and sold were $91.2 million and $41.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and six months ended October 31, 2020, the Company incurred losses of $0.5 million and gains of $0.3 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency losses and gains offset foreign currency gains and losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and six months ended October 31, 2019, the Company incurred gains of $2.1 million and $0.5 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flow from operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Service cost	$8,197	$6,474	$15,480	$11,930
Interest cost	1,047	1,422	2,080	2,815
Amortization of actuarial loss	996	745	1,993	1,490
Expected return on plan assets (1)	(351)	(363)	(702)	(726)
Net periodic service credit amortization	(102)	(77)	(203)	(154)
Net periodic benefit costs (2)	$9,787	$8,201	$18,648	$15,355

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for October 31, 2020 and 2019, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $241.9 million and $238.7 million as of October 31, 2020 and April 30, 2020, respectively, was offset by outstanding policy loans of $91.7 million and $92.3 million in the accompanying consolidated balance sheets as of October 31, 2020 and April 30, 2020, respectively. The CSV value of the underlying COLI investments increased by $1.8 million and $3.9 million during the three and six months ended October 31, 2020, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations. The CSV value of the underlying COLI investments increased by $1.9 million and $4.2 million during the three and six months ended October 31, 2019, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2020, deferred compensation liability increased; therefore, the Company recognized compensation expense of $0.6 million and $11.8 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $0.6 million and $12.0 million during the three and six months ended October 31, 2020, respectively, recorded in other income, net on the consolidated statements of operations. During the three and six months ended October 31, 2019, deferred compensation liability increased; therefore, the Company recognized compensation expense of $1.3 million and $3.5 million, respectively. Offsetting the increases in compensation and benefits expenses was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $1.2 million and $3.1 million during the three and six months ended October 31, 2019, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

The following table outlines the Company’s contract asset and liability balances as of October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020
	(in thousands)
Contract assets-unbilled receivables	$88,937	$65,370
Contract liabilities-deferred revenue	$143,620	$133,128

During the six months ended October 31, 2020, the Company recognized revenue of $66.0 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of October 31, 2020, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $679.2 million. Of the $679.2 million of remaining performance obligations, the Company expects to recognize approximately $194.7 million in the remainder of fiscal 2021, $260.5 million in fiscal 2022, $129.7 million in fiscal 2023 and the remaining $94.3 million in fiscal 2024 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$119,380	27.4%	$141,066	28.6%
Financial Services	82,918	19.0	85,188	17.3
Life Sciences/Healthcare	83,413	19.2	89,085	18.1
Consumer Goods	60,737	13.9	75,712	15.4
Technology	64,691	14.9	70,499	14.3
Education/Non-Profit/General	24,300	5.6	30,839	6.3
Fee Revenue	$435,439	100.0%	$492,389	100.0%

	Six Months Ended October 31,
	2020		2019
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$214,691	27.6%	$279,378	28.6%
Financial Services	148,645	19.1	171,400	17.5
Life Sciences/Healthcare	148,863	19.1	171,350	17.5
Consumer Goods	105,515	13.5	147,410	15.1
Technology	114,015	14.6	141,302	14.5
Education/Non-Profit/General	47,807	6.1	66,098	6.8
Fee Revenue	$779,536	100.0%	$976,938	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2020	$23,795
Provision for credit losses	7,993
Write-offs	(4,823)
Recoveries of amounts previously written off	206
Foreign currency translation	682
Balance at October 31, 2020	$27,853

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at October 31, 2020	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities, Current
	(in thousands)
Commercial paper	$15,988	$3	$—	$15,988
Corporate notes/bonds	$10,470	$6	$—	$10,470
U.S. Treasury and Agency Securities	$1,974	$1	$—	$1,974

The unrealized losses on nine investments in Commercial paper securities, six investments in Corporate notes/bonds and one investment in US Treasury and Agency securities were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of less than one year. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

9. Income Taxes

The provision for income tax was an expense of $12.9 million and $4.2 million in the three and six months ended October 31, 2020, respectively, with an effective tax rate of 31.4% and 294.5%, respectively. For the three months ended July 31, 2020, the Company used an actual year-to-date effective tax rate as the best estimate of the annual effective tax rate because small changes in projected income produced significant variations in the estimated annual effective rate and, as a result, a reliable estimate of the annual effective tax rate based on projected income could not be made. For the six months ended October 31, 2020, however, the Company determined that its estimated annual effective tax rate based on projected income was reliable and returned to the generally prescribed method of computing the tax provision for interim periods. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three and six months ended October 31, 2020 was affected by a tax expense recorded for withholding taxes on inter-company dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

10. Restructuring Charges, Net

On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021. There were no new such actions in the second quarter. Rather, the Company completed the actions initiated in prior quarters and made adjustments to previously recorded restructuring accruals resulting in restructuring charges, net of $2.4 million and $29.9 million in the three and six months ended October 31, 2020 across all lines of business relating to severance for positions that were eliminated. There were no restructuring charges in the three and six months ended October 31, 2019.

Changes in the restructuring liability during the three months ended October 31, 2020 were as follows:

Restructuring Liability
(in thousands)
As of July 31, 2020	$28,532
Restructuring charges, net	2,407
Reductions for cash payments	(13,812)
Exchange rate fluctuations	(297)
As of October 31, 2020	$16,830

Changes in the restructuring liability during the six months ended October 31, 2020 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2020	$34,153
Restructuring charges, net	29,894
Reductions for cash payments	(45,159)
Non-cash payments	(3,968)
Exchange rate fluctuations	1,910
As of October 31, 2020	$16,830

As of October 31, 2020 and April 30, 2020, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.6 million, respectively, which are included in other long-term liabilities.

11. Segments

The Company has invested in its digital business over the past year in order to digitize and harmonize the structure of its IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the recent acquisition of the Acquired Companies resulted in a reassessment in the third quarter of fiscal 2020 of how the Company managed its former Advisory business. Given the Company’s strategy and development of financial and operational metrics for the consulting and digital businesses, the Company’s chief operating decision maker (“CODM”) had begun to make resource allocation decisions and assess performance separately between Consulting and Digital. Therefore, on November 1, 2019, the Company changed the composition of its global segments, and under the new reporting format, the Advisory segment was separated into two segments: Consulting and Digital. Revenues are directly attributed to a segment and expenses not directly associated with a

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

specific segment are allocated based on the most relevant measures applicable, including revenues, headcount, and other factors. Operating results by segment prior to November 1, 2019 have been recast to conform to the new segment reporting.

The Company operates through four global segments:

1.

Consulting helps clients synchronize their strategy and their talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Rewards and Benefits. This work is supported and underpinned by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence powered platform to identify structure, roles, capabilities, and behaviors needed to drive business forward. This end-to-end system gives clients one enterprise-wide talent framework and delivers an achievable blueprint for success along with the guidance and tools to deliver it.

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

Financial highlights by operating segment are as follows:

	Three Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$126,685	$75,043	$91,168	$31,629	$20,807	$4,456	$148,060	$85,651	$—	$435,439
Total revenue	$127,051	$75,038	$91,609	$31,714	$20,820	$4,456	$148,599	$87,101	$—	$437,789

Net income attributable to Korn Ferry										$27,778
Net income attributable to noncontrolling interest										300
Other income net										(277)
Interest expense, net										7,494
Income tax provision										12,877
Operating income (loss)	$14,621	$15,823	$20,491	$1,509	$3,253	$375	$25,628	$12,502	$(20,402)	$48,172
Depreciation and amortization	4,063	7,005	716	355	250	202	1,523	945	1,762	15,298
Other income (loss), net	336	202	(9)	31	166	7	195	24	(480)	277
EBITDA	19,020	23,030	21,198	1,895	3,669	584	27,346	13,471	(19,120)	63,747
Restructuring, charges, net	1,143	54	(12)	922	(28)	—	882	328	—	2,407
Adjusted EBITDA	$20,163	$23,084	$21,186	$2,817	$3,641	$584	$28,228	$13,799	$(19,120)	$66,154

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

	Three Months Ended October 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$144,036	$65,724	$113,818	$39,821	$25,944	$8,272	$187,855	$94,774	$—	$492,389
Total revenue	$148,198	$65,724	$117,077	$40,441	$26,168	$8,273	$191,959	$98,296	$—	$504,177

Net income attributable to Korn Ferry										$42,804
Net income attributable to noncontrolling interest										228
Other income, net										(1,133)
Interest expense, net										4,210
Income tax provision										15,760
Operating income (loss)	$9,826	$18,565	$28,124	$6,511	$5,803	$791	$41,229	$15,094	$(22,845)	$61,869
Depreciation and amortization	4,357	3,685	869	450	329	315	1,963	990	1,720	12,715
Other income (loss), net	386	134	637	107	72	30	846	54	(287)	1,133
EBITDA	14,569	22,384	29,630	7,068	6,204	1,136	44,038	16,138	(21,412)	75,717
Integration/acquisition costs	—	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$14,569	$22,384	$29,630	$7,068	$6,204	$1,136	$44,038	$16,138	$(18,797)	$78,332

	Six Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,003	$131,016	$160,483	$61,710	$38,059	$7,951	$268,203	$154,314	$—	$779,536
Total revenue	$226,641	$131,060	$161,465	$61,909	$38,160	$7,951	$269,485	$157,486	$—	$784,672

Net loss attributable to Korn Ferry										$(3,055)
Net income attributable to noncontrolling interest										278
Other income, net										(11,439)
Interest expense, net										14,388
Income tax provision										4,205
Operating income (loss)	$3,694	$13,196	$14,756	$(4,710)	$4,114	$(842)	$13,318	$14,667	$(40,498)	$4,377
Depreciation and amortization	8,072	13,731	1,446	717	525	404	3,092	1,885	3,553	30,333
Other income (loss), net	1,124	620	9,333	50	392	55	9,830	220	(355)	11,439
EBITDA	12,890	27,547	25,535	(3,943)	5,031	(383)	26,240	16,772	(37,300)	46,149
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring charges, net	13,877	2,924	963	8,470	204	405	10,042	3,051	—	29,894
Adjusted EBITDA	$26,767	$31,027	$26,498	$4,527	$5,235	$22	$36,282	$19,823	$(37,119)	$76,780

	Six Months Ended October 31, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$281,578	$123,708	$225,540	$86,351	$53,306	$15,857	$381,054	$190,598	$—	$976,938
Total revenue	$289,534	$123,708	$232,523	$87,753	$53,836	$15,860	$389,972	$197,161	$—	$1,000,375

Net income attributable to Korn Ferry										$85,755
Net income attributable to noncontrolling interest										927
Other income, net										(2,959)
Interest expense, net										8,267
Income tax provision										30,213
Operating income (loss)	$21,609	$32,573	$58,446	$13,822	$12,796	$1,801	$86,865	$30,135	$(48,979)	$122,203
Depreciation and amortization	8,771	7,324	1,770	906	675	643	3,994	1,982	3,421	25,492
Other income (loss), net	911	335	1,777	119	87	87	2,070	128	(485)	2,959
EBITDA	31,291	40,232	61,993	14,847	13,558	2,531	92,929	32,245	(46,043)	150,654
Integration/acquisition costs	—	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$31,291	$40,232	$61,993	$14,847	$13,558	$2,531	$92,929	$32,245	$(43,428)	$153,269

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes is 4.86%. As of October 31, 2020 and April 30, 2020, the fair value of the Notes was $406.5 million and $372.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	October 31, 2020	April 30, 2020
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(5,535)	(5,856)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,465	$394,144

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

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2019, the average interest rate on the previous term loan was 3.37% and 3.53%, respectively.

As of October 31, 2020 and April 20, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $3.8 million and $4.2 million as of October 31, 2020 and April 30, 2020, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of October 31, 2020, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit has been issued as of October 31, 2020 and April 30, 2020, respectively.  The Company had a total of $10.1 million and $11.3 million of standby letters with other financial institutions as of October 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Finance lease cost
Amortization of ROU assets	$317	$473	$655	$943
Interest on lease liabilities	30	39	61	79
	347	512	716	1,022
Operating lease cost	14,027	14,166	28,010	28,393
Short-term lease cost	104	277	212	556
Variable lease cost	2,785	3,183	5,192	6,076
Sublease income	(195)	(53)	(275)	(107)
Total lease cost	$17,068	$18,085	$33,855	$35,940

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2020 (continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,321	$30,351
Financing cash flows from finance leases	$664	$927

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,000	$6,054
Finance leases	$509	$732

Supplemental balance sheet information related to leases was as follows:

	October 31, 2020	April 30, 2020
	(in thousands)
Finance Leases:

Property and equipment, at cost	$4,623	$4,281
Accumulated depreciation	(2,003)	(1,485)
Property and equipment, net	$2,620	$2,796

Other accrued liabilities	$1,084	$1,241
Other liabilities	1,668	1,634
Total finance lease liabilities	$2,752	$2,875

Weighted average remaining lease terms:
Operating leases	5.2 years	5.5 years
Finance leases	3.0 years	2.9 years

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	4.2%	4.1%

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2021 (excluding the six months ended October 31, 2020)	$33,714	$636
2022	53,093	1,019
2023	44,865	732
2024	38,189	411
2025	32,769	123
Thereafter	46,680	—
Total lease payments	249,310	2,921
Less: imputed interest	30,233	169
Total	$219,077	$2,752

14. Subsequent Event

Quarterly Dividend Declaration

On November 22, 2020, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of January 15, 2021 to holders of the Company’s common stock of record at the close of business on December 21, 2020. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, the timing and expected benefits of our restructuring plans and the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the magnitude and duration of the negative impact of the COVID -19 pandemic on our business, employees, customers and our ability to provide services in affected regions, global and local political and /or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the United Kingdom’s withdrawal from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2020 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Consulting and Digital are new reporting segments implemented in the third quarter of fiscal 2020. Previously, these were tracked and reported together as Korn Ferry Advisory (“Advisory”). Over the past year, we have invested in the digital business and harmonized the structure of our content and data, building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments combined with the acquisitions of Miller Heiman Group, AchieveForum and Strategy Execution (collectively, the “Acquired Companies”) in November 2019 from TwentyEighty, Inc. for $108.6 million, resulted in a reassessment of how we managed our Advisory business. Therefore, beginning in the third quarter of fiscal 2020, we separated Advisory into two segments in order to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, who had begun to regularly make resource allocation decisions and assess performance separately between consulting and digital within Advisory. The addition of the Acquired Companies has further expanded our vast IP and content and leveraged the firm’s digital delivery platforms. We have invested in our digital business to digitize and harmonize the structure of our IP content and data and in building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement.

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

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. The negative business impact of the coronavirus outbreak was initially most pronounced in the Asia Pacific region. During the first two quarters of fiscal 2021 the impact has been felt throughout all the geographical areas in which we do business. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second quarter of fiscal 2021 as the world learned to work in different ways. Further, the outbreak has restricted the level of economic activity in the areas in which we operate and has had an adverse impact on demand for and sales of our products and services. All of our business segments across all of our geographies have been impacted as fee revenue decreased in the fourth quarter of fiscal 2020 and further decreased in the first quarter of fiscal 2021 due to a decrease in demand as clients responded to the pandemic. As a result of this and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan included (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $29.9 million associated with severance during the three months ended April 30, 2020 and the six months ended October 31, 2020, respectively, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization through December 31, 2020, and (iv) other cost saving measures relating to general and administrative expenses.

In the second quarter of fiscal 2021, the Company saw business conditions improve substantially from where they were in the first quarter with fee revenues increasing 27% from the first quarter of fiscal 2021 to $435.4 million with all lines of business contributing to the improvement of fee revenue. As such, no further restructuring actions were taken in the quarter. With the sequential improvement in fee revenue and leveraging the restructured cost base, the Company experienced significantly better profitability in the three months ended October 31, 2020 compared to the first quarter of fiscal 2021. As such, the Company made a decision to pay all colleagues their full salary for the second quarter of the Company’s 2021 fiscal year, including the reduced compensation to our named executive officers and the reduction in annual cash retainer for the non-executive members of our Board of Directors. Employees and non-executive members of our Board of Directors will receive such payments on or before December 31, 2020, subject in each case to such employee’s or director’s continued employment or service with the Company until the date of payment.

While advances have been made in the science and societal and economic consequences of COVID-19, there remains significant uncertainty about the ultimate impact of COVID-19. On the positive side, there have been several announcements around vaccines that have greater than 90% effectiveness. In addition, the world has adopted new ways of working and interacting with substantial acceptance of business being conducted in a virtual world. On the negative side, there are a number of unanswered questions regarding the capacity to manufacture the vaccines at scale as well as how they will be distributed and administered to the population at large. Since the end of the second quarter of fiscal 2021, we are seeing governments impose additional restrictions on travel and activities, particularly in Europe and in the United States, as the number of COVID-19 cases and hospitalizations continue to increase, reaching all-time highs in the United States. With the implementation of the plan discussed above and the improved business activity we experienced in the second quarter, we believe our costs are in line with our current revenue levels. However, with the increase in COVID-19 cases and new restrictions being imposed, we cannot give assurance that the rate of increase in fee revenue during the three months ended October 31, 2020, will continue in the three months ended January 31, 2021. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments).  In the six months ended October 31, 2020, Adjusted EBITDA excluded $29.9 million of restructuring charges and $0.7 million of integration/acquisition costs. In the three months ended October 31, 2020, Adjusted EBITDA excluded $2.4 million in restructuring charges, net.

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

Fee revenue was $435.4 million during the three months ended October 31, 2020, a decrease of $57.0 million, or 12%, compared to $492.4 million in the three months ended October 31, 2019 with decreases in fee revenue across Executive Search, Consulting and RPO and Professional Search due to a decline in demand for our products and services as a result of COVID-19, partially offset by an increase in fee revenue in Digital due to the Acquired Companies, which were acquired on November 1, 2019. Exchange rates favorably impacted fee revenue by $4.9 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. During the three months ended October 31, 2020, we recorded an operating income of $48.2 million with the Executive Search, Digital, Consulting and RPO & Professional Search segments contributing income of $25.6 million, $15.8 million, $14.6 million and $12.5 million, respectively, partially offset by Corporate expenses of $20.4 million. Net income attributable to Korn Ferry in the three months ended October 31, 2020 was $27.8 million, a decrease of $15.0 million as compared to net income attributable to Korn Ferry of $42.8 million in the year-ago quarter. Adjusted EBITDA in the three months ended October 31, 2020 was $66.2 million, a decrease of $12.1 million as compared to $78.3 million in the year-ago quarter. During the three months ended October 31, 2020, the Executive Search, Digital, Consulting, and RPO & Professional Search segments contributed $28.2 million, $23.1 million, $20.2 million and $13.8 million, respectively, partially offset by Corporate expenses net of other income of $19.1 million.

Our cash, cash equivalents and marketable securities decreased by $115.8 million to $747.5 million at October 31, 2020, compared to $863.3 million at April 30, 2020. This decrease was mainly due to annual bonuses earned in fiscal 2020 and paid during the first quarter of fiscal 2021, retention payments, capital expenditures, our first semi-annual interest payment on the $400 million senior notes and dividends paid to stockholders during the six months ended October 31, 2020. As of October 31, 2020, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $145.8 million and a fair value of $154.1 million. Our vested obligations for which these assets were held in trust totaled $133.8 million as of October 31, 2020 and our unvested obligations totaled $24.4 million.

Our working capital decreased by $0.9 million to $612.0 million as of October 31, 2020, as compared to $612.9 million at April 30, 2020. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months. We had $646.0 million available for borrowing under our current revolver at October 31, 2020 and April 30, 2020. As of October 31, 2020 and April 30, 2020, there was $4.0 million of standby letters of credit issued, under our credit agreement. We had a total of $10.1 million and $11.3 million of standby letters of credits with other financial institutions as of October 31, 2020 and April 30, 2020, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.5	2.4	0.7	2.4
Total revenue	100.5	102.4	100.7	102.4
Compensation and benefits	70.5	68.5	75.8	68.2
General and administrative expenses	10.7	12.6	12.0	13.1
Reimbursed expenses	0.5	2.4	0.7	2.4
Cost of services	3.7	3.7	3.9	3.6
Depreciation and amortization	3.5	2.6	3.9	2.6
Restructuring charges, net	0.6	—	3.8	—
Operating income	11.1	12.6	0.6	12.5
Net income (loss)	6.4%	8.7%	(0.4%)	8.9%
Net income (loss) attributable to Korn Ferry	6.4%	8.7%	(0.4%)	8.8%

The following tables summarize the results of our operations by segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2020		2019		2020		2019
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting (1)	$126,685	29.1%	$144,036	29.3%	$226,003	29.0%	$281,578	28.8%
Digital (1)	75,043	17.2	65,724	13.3	131,016	16.8	123,708	12.7
Executive Search:
North America	91,168	20.9	113,818	23.1	160,483	20.6	225,540	23.1
EMEA	31,629	7.3	39,821	8.1	61,710	7.9	86,351	8.8
Asia Pacific	20,807	4.8	25,944	5.3	38,059	4.9	53,306	5.5
Latin America	4,456	1.0	8,272	1.7	7,951	1.0	15,857	1.6
Total Executive Search	148,060	34.0	187,855	38.2	268,203	34.4	381,054	39.0
RPO & Professional Search	85,651	19.7	94,774	19.2	154,314	19.8	190,598	19.5
Total fee revenue	435,439	100.0%	492,389	100.0%	779,536	100.0%	976,938	100.0%
Reimbursed out-of-pocket engagement expense	2,350		11,788		5,136		23,437
Total revenue	$437,789		$504,177		$784,672		$1,000,375

(1)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

	Three Months Ended October 31,				Six Months Ended October 31,
	2020		2019		2020		2019
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Consulting (2)	$14,621	11.5%	$9,826	6.8%	$3,694	1.6%	$21,609	7.7%
Digital (2)	15,823	21.1	18,565	28.2	13,196	10.1	32,573	26.3
Executive Search:
North America	20,491	22.5	28,124	24.7	14,756	9.2	58,446	25.9
EMEA	1,509	4.8	6,511	16.4	(4,710)	(7.6)	13,822	16.0
Asia Pacific	3,253	15.6	5,803	22.4	4,114	10.8	12,796	24.0
Latin America	375	8.4	791	9.6	(842)	(10.6)	1,801	11.4
Total Executive Search	25,628	17.3	41,229	21.9	13,318	5.0	86,865	22.8
RPO & Professional Search	12,502	14.6	15,094	15.9	14,667	9.5	30,135	15.8
Corporate	(20,402)		(22,845)		(40,498)		(48,979)
Total operating income	$48,172	11.1%	$61,869	12.6%	$4,377	0.6%	$122,203	12.5%

(1)	Margin calculated as a percentage of fee revenue by segment.
(2)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

	Three Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$126,685	$75,043	$91,168	$31,629	$20,807	$4,456	$148,060	$85,651	$—	$435,439
Total revenue	$127,051	$75,038	$91,609	$31,714	$20,820	$4,456	$148,599	$87,101	$—	$437,789

Net income attributable to Korn Ferry										$27,778
Net income attributable to noncontrolling interest										300
Other income net										(277)
Interest expense, net										7,494
Income tax provision										12,877
Operating income (loss)	$14,621	$15,823	$20,491	$1,509	$3,253	$375	$25,628	$12,502	$(20,402)	$48,172
Depreciation and amortization	4,063	7,005	716	355	250	202	1,523	945	1,762	15,298
Other income (loss), net	336	202	(9)	31	166	7	195	24	(480)	277
EBITDA	19,020	23,030	21,198	1,895	3,669	584	27,346	13,471	(19,120)	63,747
Restructuring, charges, net	1,143	54	(12)	922	(28)	—	882	328	—	2,407
Adjusted EBITDA	$20,163	$23,084	$21,186	$2,817	$3,641	$584	$28,228	$13,799	$(19,120)	$66,154
Operating margin	11.5%	21.1%	22.5%	4.8%	15.6%	8.4%	17.3%	14.6%		11.1%
Adjusted EBITDA margin	15.9%	30.8%	23.2%	8.9%	17.5%	13.1%	19.1%	16.1%		15.2%

	Three Months Ended October 31, 2019
			Executive Search
	Consulting(1)	Digital(1)	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$144,036	$65,724	$113,818	$39,821	$25,944	$8,272	$187,855	$94,774	$—	$492,389
Total revenue	$148,198	$65,724	$117,077	$40,441	$26,168	$8,273	$191,959	$98,296	$—	$504,177

Net income attributable to Korn Ferry										$42,804
Net income attributable to noncontrolling interest										228
Other income, net										(1,133)
Interest expense, net										4,210
Income tax provision										15,760
Operating income (loss)	$9,826	$18,565	$28,124	$6,511	$5,803	$791	$41,229	$15,094	$(22,845)	$61,869
Depreciation and amortization	4,357	3,685	869	450	329	315	1,963	990	1,720	12,715
Other income (loss), net	386	134	637	107	72	30	846	54	(287)	1,133
EBITDA	14,569	22,384	29,630	7,068	6,204	1,136	44,038	16,138	(21,412)	75,717
Integration/acquisition costs	—	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$14,569	$22,384	$29,630	$7,068	$6,204	$1,136	$44,038	$16,138	$(18,797)	$78,332
Operating margin	6.8%	28.2%	24.7%	16.4%	22.4%	9.6%	21.9%	15.9%		12.6%
Adjusted EBITDA margin	10.1%	34.1%	26.0%	17.7%	23.9%	13.7%	23.4%	17.0%		15.9%

	Six Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,003	$131,016	$160,483	$61,710	$38,059	$7,951	$268,203	$154,314	$—	$779,536
Total revenue	$226,641	$131,060	$161,465	$61,909	$38,160	$7,951	$269,485	$157,486	$—	$784,672

Net loss attributable to Korn Ferry										$(3,055)
Net income attributable to noncontrolling interest										278
Other income, net										(11,439)
Interest expense, net										14,388
Income tax provision										4,205
Operating income (loss)	$3,694	$13,196	$14,756	$(4,710)	$4,114	$(842)	$13,318	$14,667	$(40,498)	$4,377
Depreciation and amortization	8,072	13,731	1,446	717	525	404	3,092	1,885	3,553	30,333
Other income (loss), net	1,124	620	9,333	50	392	55	9,830	220	(355)	11,439
EBITDA	12,890	27,547	25,535	(3,943)	5,031	(383)	26,240	16,772	(37,300)	46,149
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring charges, net	13,877	2,924	963	8,470	204	405	10,042	3,051	—	29,894
Adjusted EBITDA	$26,767	$31,027	$26,498	$4,527	$5,235	$22	$36,282	$19,823	$(37,119)	$76,780
Operating margin	1.6%	10.1%	9.2%	(7.6%)	10.8%	(10.6%)	5.0%	9.5%		0.6%
Adjusted EBITDA margin	11.8%	23.7%	16.5%	7.3%	13.8%	0.3%	13.5%	12.8%		9.8%

	Six Months Ended October 31, 2019
			Executive Search
	Consulting(1)	Digital (1)	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$281,578	$123,708	$225,540	$86,351	$53,306	$15,857	$381,054	$190,598	$—	$976,938
Total revenue	$289,534	$123,708	$232,523	$87,753	$53,836	$15,860	$389,972	$197,161	$—	$1,000,375

Net income attributable to Korn Ferry										$85,755
Net income attributable to noncontrolling interest										927
Other income, net										(2,959)
Interest expense, net										8,267
Income tax provision										30,213
Operating income (loss)	$21,609	$32,573	$58,446	$13,822	$12,796	$1,801	$86,865	$30,135	$(48,979)	$122,203
Depreciation and amortization	8,771	7,324	1,770	906	675	643	3,994	1,982	3,421	25,492
Other income (loss), net	911	335	1,777	119	87	87	2,070	128	(485)	2,959
EBITDA	31,291	40,232	61,993	14,847	13,558	2,531	92,929	32,245	(46,043)	150,654
Integration/acquisition costs	—	—	—	—	—	—	—	—	2,615	2,615
Adjusted EBITDA	$31,291	$40,232	$61,993	$14,847	$13,558	$2,531	$92,929	$32,245	$(43,428)	$153,269
Operating margin	7.7%	26.3%	25.9%	16.0%	24.0%	11.4%	22.8%	15.8%		12.5%
Adjusted EBITDA margin	11.1%	32.5%	27.5%	17.2%	25.4%	16.0%	24.4%	16.9%		15.7%

(1)	The Consulting and Digital segment data for fiscal 2020 has been recast to reflect the division of the former Advisory segment into the Consulting and Digital segments.

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

During fiscal 2020, the Company changed the composition of its global segments. The Consulting and Digital segment were previously included in the former Advisory segment. Segment data for fiscal 2020 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fee Revenue

Fee Revenue. Fee revenue decreased by $57.0 million, or 12%, to $435.4 million in the three months ended October 31, 2020 compared to $492.4 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $4.9 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in fee revenue across Executive Search, Consulting and RPO and Professional Search was primarily due to the impact of COVID-19 on economies in which we operate, reducing demand for our products and services. The decrease in fee revenue was partially offset by higher fee revenue in Digital due to the Acquired Companies, which were acquired on November 1, 2019.

Consulting. Consulting reported fee revenue of $126.7 million, a decrease of $17.3 million, or 12%, in the three months ended October 31, 2020 compared to $144.0 million in the year-ago quarter. The decrease in fee revenue was due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates favorably impacted fee revenue by $1.4 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $75.0 million, an increase of $9.3 million, or 14%, in the three months ended October 31, 2020 compared to $65.7 million in the year-ago quarter. The increase in fee revenue was due to fee revenue generated by the Acquired Companies, partially offset by the contraction in economic activity due to COVID-19. Exchange rates favorably impacted fee revenue by $0.6 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $148.1 million, a decrease of $39.8 million, or 21%, in the three months ended October 31, 2020 compared to $187.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.6 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. As detailed below, Executive Search fee revenue was lower in all regions in the three months ended October 31, 2020 as compared to the year-ago quarter. The decline in fee revenue was driven by decreases in fee revenue in all sectors due to a decrease in demand for our products and services as a result of the worldwide economic downturn associated with COVID-19 with industrial, consumer, financial services and technology having the greatest impact.

North America reported fee revenue of $91.2 million, a decrease of $22.6 million, or 20%, in the three months ended October 31, 2020 compared to $113.8 million in the year-ago quarter. The decrease in fee revenue was due to a 15% decrease in the number of engagements billed and a 6% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2020 compared to the year-ago quarter.

EMEA reported fee revenue of $31.6 million, a decrease of $8.2 million, or 21%, in the three months ended October 31, 2020 compared to $39.8 million in the year-ago quarter. The decrease in fee revenue was due to a 20% decrease in the number of engagements billed and a 6% decrease in the weighted-average fee billed per engagement (calculated using local currency)

during the three months ended October 31, 2020 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.3 million, or 6%, in the three months ended October 31, 2020 compared to the year-ago quarter. Performance in the United Kingdom, Germany, United Arab Emirates and Netherlands were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2020 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $20.8 million, a decrease of $5.1 million, or 20%, in the three months ended October 31, 2020 compared to $25.9 million in the year-ago quarter. The decrease in fee revenue was due to a 20% decrease in the number of engagements billed and a 2% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2020 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.5 million, or 2%, in the three months ended October 31, 2020 compared to the year-ago quarter. The performance in Australia, Singapore and Hong Kong were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2020 compared to the year-ago quarter.

Latin America reported fee revenue of $4.5 million, a decrease of $3.8 million, or 46%, in the three months ended October 31, 2020 compared to $8.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.2 million, or 14%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Mexico, Chile, Peru and Brazil in the three months ended October 31, 2020 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $85.7 million, a decrease of $9.1 million, or 10%, in the three months ended October 31, 2020 compared to $94.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.4 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in fee revenue was due to the worldwide downturn associated with COVID-19 that resulted in lower fee revenues in Professional Search of $7.7 million and RPO of $1.4 million.

Compensation and Benefits

Compensation and benefits expense decreased $30.2 million, or 9%, to $307.2 million in the three months ended October 31, 2020 from $337.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $3.2 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes and employer insurance due to a 16% decrease in average headcount and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by increases in performance-related bonus expense in the three months ended October 31, 2020 compared to the year-ago quarter.

Consulting compensation and benefits expense decreased by $12.1 million, or 12%, to $88.0 million in the three months ended October 31, 2020 from $100.1 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.9 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 23% decrease in average headcount, partially offset by an increase in performance-related bonus expense in the three months ended October 31, 2020 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in the three months ended October 31, 2020 from 70% in the year-ago quarter.

Digital compensation and benefits expense increased by $4.8 million, or 14%, to $39.0 million in the three months ended October 31, 2020 from $34.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.3 million, or 1% in the three months ended October 31, 2020 compared to the year-ago quarter. The increase in compensation and benefits expense was due to higher salaries and related payroll taxes and commissions expense due to an increase in average headcount of 4% driven by the acquisition of the Acquired Companies. Digital compensation and benefits expense, as a percentage of fee revenue, was 52% for both the three months ended October 31, 2020 and 2019.

Executive Search compensation and benefits expense decreased by $17.5 million, or 14%, to $106.7 million in the three months ended October 31, 2020 from $124.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.8 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 23% decrease in average headcount as a result of actions taken to align our cost structure with the lower level of business demand in the three months ended October 31, 2020 compared to the year-ago quarter. The rest of the change was due to a decrease in performance-related bonus expense, partially offset by an increase in severance expense in the three months ended October 31, 2020 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in the three months ended October 31, 2020 from 66% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense decreased by $4.6 million, or 7%, to $62.7 million in the three months ended October 31, 2020 from $67.3 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.2 million, or 2%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease was due to lower salaries and related payroll taxes and employer insurance due to a 15% decrease in the average headcount in the three months ended October 31, 2020 compared to the year-ago quarter and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by increases in performance-related bonus expense in the three months ended October 31, 2020 compared to the year-ago quarter. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 73% in the three months ended October 31, 2020 from 71% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $0.7 million, or 6%, to $10.8 million in the three months ended October 31, 2020 from $11.5 million in the year-ago quarter. The decrease was due to lower salaries and related payroll taxes due to a 10% decrease in the average headcount in the three months ended October 31, 2020 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses decreased $15.5 million, or 25%, to $46.5 million in the three months ended October 31, 2020 from $62.0 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $0.7 million, or 1%, in the three months ended October 31, 2020 compared to the year-ago quarter. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses, legal and professional fees and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. General and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended October 31, 2020 compared to 13% in the year-ago quarter.

Consulting general and administrative expenses decreased by $5.6 million, or 31%, to $12.5 million in the three months ended October 31, 2020 compared to $18.1 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses and premise and office expenses because of actions taken to align our cost structure with the lower level of business demand. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended October 31, 2020 from 13% in the year-ago quarter.

Digital general and administrative expenses was $7.4 million in the three months ended October 31, 2020 compared to $7.3 million in the year-ago quarter, essentially flat. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended October 31, 2020 from 11% in the year-ago quarter.

Executive Search general and administrative expenses decreased by $6.6 million, or 35%, to $12.3 million, in the three months ended October 31, 2020 compared to $18.9 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand. Executive Search general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended October 31, 2020 from 10% in the year-ago quarter.

RPO & Professional Search general and administrative expenses decreased by $1.7 million, or 21%, to $6.5 million in the three months ended October 31, 2020 compared to $8.2 million in the year-ago quarter. The decrease was primarily due to decreases in marketing and business development expenses and lower travel related expenses due to working from home plans in place and restrictions on employee travel. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended October 31, 2020 from 9% in the year-ago quarter.

Corporate general and administrative expenses decreased by $1.7 million, or 18%, to $7.9 million in the three months ended October 31, 2020 compared to $9.6 million in the year-ago quarter. The decrease was primarily due to decreases in integration and acquisition costs, partially offset by foreign currency losses incurred in the three months ended October 31, 2020 compared to foreign currency gains in the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense decreased by $2.5 million, or 14% to $15.9 million in the three months ended October 31, 2020 compared to $18.4 million in the year-ago quarter. The decrease was due to the overall decline in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended October 31, 2020 and 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.3 million, an increase of $2.6 million, or 20%, in the three months ended October 31, 2020 compared to $12.7 million in the year-ago quarter. The increase was primarily from the Digital segment due to the acquisition of the Acquired Companies and technology investments made in the current and prior year in software and computer equipment.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in the first quarter of fiscal 2021 and made adjustments to previously recorded restructuring accruals in the second quarter of fiscal 2021, and this resulted in restructuring charges of $2.4 million of severance costs during the three months ended October 31, 2020. There were no restructuring charges, net during the three months ended October 31, 2019.

Operating Income

Operating income was $48.2 million in the three months ended October 31, 2020, a decrease of $13.7 million, or 22%, as compared to $61.9 million in the year-ago quarter. The decrease in operating income was primarily driven by a decrease in fee revenue due to the decrease in demand for our products and services as a result of the COVID-19 pandemic and an increase in restructuring charges, net, partially offset by decreases in compensation and benefits expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand.

Consulting operating income was $14.6 million in the three months ended October 31, 2020, an increase of $4.8 million, or 49%, as compared to operating income of $9.8 million in the year-ago quarter. The increase in Consulting operating income was mainly driven by decreases in compensation and benefits expense, cost of services expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand, partially offset by a decrease in fee revenue and an increase in restructuring charges, net incurred during the three months ended October 31, 2020 compared to the year-ago quarter. Consulting operating income, as a percentage of fee revenue, was 12% and 7% in the three months ended October 31, 2020 and 2019, respectively.

Digital operating income was $15.8 million in the three months ended October 31, 2020, a decrease of $2.8 million, or 15%, as compared to operating income of $18.6 million in the year-ago quarter. The decrease in Digital operating income was mainly driven by an increase in compensation and benefits expense, cost of services expense and depreciation and amortization expense, which increased due to the Acquired Companies, partially offset by an increase in fee revenue during the three months ended October 31, 2020 compared to the year-ago quarter. Digital operating income, as a percentage of fee revenue, was 21% and 28% in the three months ended October 31, 2020 and 2019, respectively.

Executive Search operating income decreased $15.6 million, or 38% to $25.6 million in the three months ended October 31, 2020, as compared to operating income of $41.2 million in the year-ago quarter. The decrease in Executive Search operating income was mainly driven by lower fee revenue incurred during the three months ended October 31, 2020 compared to the year-ago quarter. These changes were partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search operating income, as a percentage of fee revenue, was 17% and 22% in the three months ended October 31, 2020 and 2019, respectively.

RPO & Professional Search operating income was $12.5 million in the three months ended October 31, 2020, a decrease of $2.6 million, or 17% compared to $15.1 million in the year-ago quarter. The decrease in operating income was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% in the three months ended October 31, 2020 compared to 16% in the year-ago quarter.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $15.0 million, or 35% to $27.8 million in the three months ended October 31, 2020, as compared to a net income attributable to Korn Ferry of $42.8 million in the year-ago quarter. Actions taken by various government and other authoritative bodies in response to the COVID-19 pandemic caused a severe contraction in economic activity during the quarter which translated into a decrease to fee revenue. This decline in fee revenue and restructuring charges, net incurred in the three months ended October 31, 2020 were the main factors for the decrease in net income attributable to Korn Ferry. This was partially offset by decreases in compensation and benefits expense and general and administrative expenses associated with actions taken to align our cost structure with the lower level of business demand. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 6% and 9% in the three months ended October 31, 2020 and 2019, respectively.

Adjusted EBITDA

Adjusted EBITDA decreased by $12.1 million, or 15%, to $66.2 million in the three months ended October 31, 2020 as compared to $78.3 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by a decrease in fee revenue, partially offset by decreases in compensation and benefits expense, general and administrative expenses (excluding integration/acquisition costs) and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. Adjusted EBITDA, as a percentage of fee revenue, was 15% in the three months ended October 31, 2020 compared to 16% in the year-ago quarter.

Consulting Adjusted EBITDA was $20.2 million in the three months ended October 31, 2020, an increase of $5.6 million, or 38%, as compared to $14.6 million in the year-ago quarter. This increase in Consulting Adjusted EBITDA was driven by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense, partially offset by lower fee revenue. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% and 10% in the three months ended October 31, 2020 and 2019, respectively.

Digital Adjusted EBITDA was $23.1 million in the three months ended October 31, 2020, an increase of $0.7 million, or 3%, as compared to $22.4 million in the year-ago quarter. This increase was mainly driven by higher fee revenue offset by increases in compensation and benefits expense and cost of services expense, during the three months ended October 31, 2020 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 34% in the three months ended October 31, 2020 and 2019, respectively.

Executive Search Adjusted EBITDA decreased $15.8 million, or 36%, to $28.2 million in the three months ended October 31, 2020 as compared to $44.0 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general and administrative expenses all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 19% and 23% in the three months ended October 31, 2020 and 2019, respectively.

RPO & Professional Search Adjusted EBITDA was $13.8 million in the three months ended October 31, 2020, a decrease of $2.3 million, or 14%, as compared to $16.1 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue, offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% and 17% in the three months ended October 31, 2020 and 2019, respectively.

Other Income, Net

Other income, net was $0.3 million in the three months ended October 31, 2020 compared to $1.1 million in the year-ago quarter. The difference was primarily due to lower gains from the fair value of our marketable securities. These gains were offset by the smaller increases in our deferred compensation liability that are recorded in compensation and benefits expense during the three months ended October 31, 2020 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, our prior credit agreement and borrowings under company-owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.5 million in the three months ended October 31, 2020 compared to $4.2 million in the year-ago quarter. The increase in interest expense, net was related to the Notes, which have a higher interest rate and a higher principal balance than the amount that was outstanding in the year-ago quarter under the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $12.9 million in the three months ended October 31, 2020, compared to $15.8 million in the year-ago quarter. This reflects a 31.4% and 26.8% effective tax rate for the three months ended October 31, 2020 and 2019, respectively. The variability in effective tax rate is primarily due to the impact of the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2020 was $0.3 million as compared to $0.2 million the three months ended October 31, 2019.

Six Months Ended October 31, 2020 Compared to Six Months Ended October 31, 2019

During fiscal 2020, the Company changed the composition of its global segments. The Consulting and Digital segment were previously included in the former Advisory segment. Segment data for fiscal 2020 has been recast to reflect the division of the Advisory segment into the Consulting and Digital segments.

Fee Revenue

Fee Revenue. Fee revenue decreased by $197.4 million, or 20%, to $779.5 million in the six months ended October 31, 2020 compared to $976.9 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.3 million in the six months ended October 31, 2020 compared to the year-ago period. The decrease in fee revenue across Executive Search, Consulting and RPO and Professional Search was primarily due to the impact of COVID-19 on economies in which we operate, reducing demand for our products and services. The decrease in fee revenue was partially offset by higher fee revenue in Digital due to the Acquired Companies, which were acquired on November 1, 2019.

Consulting. Consulting reported fee revenue of $226.0 million, a decrease of $55.6 million, or 20%, in the six months ended October 31, 2020 compared to $281.6 million in the year-ago period. The decrease in fee revenue was due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates unfavorably impacted fee revenue by $1.4 million in the six months ended October 31, 2020 compared to the year-ago period.

Digital. Digital reported fee revenue of $131.0 million, an increase of $7.3 million, or 6%, in the six months ended October 31, 2020 compared to $123.7 million in the year-ago period. The increase in fee revenue was due to fee revenue generated by the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $0.6 million in the six months ended October 31, 2020 compared to the year-ago period.

Executive Search. Executive Search reported fee revenue of $268.2 million, a decrease of $112.9 million, or 30%, in the six months ended October 31, 2020 compared to $381.1 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.9 million in the six months ended October 31, 2020 compared to the year-ago period. As detailed below, Executive Search fee revenue was lower in all regions in the six months ended October 31, 2020 compared to the year-ago period. The decline in fee revenue was driven by decreases in fee revenue in all sectors due to a decrease in demand for our products and services as a result of the worldwide economic downturn associated with COVID-19 with industrial, consumer, financial services, and technology having the greatest impact.

North America reported fee revenue of $160.5 million, a decrease of $65.0 million, or 29%, in the six months ended October 31, 2020 compared to $225.5 million in the year-ago period. The decrease in fee revenue was due to a 22% decrease in the number of engagements billed and a 9% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2020 compared to the year-ago period.

EMEA reported fee revenue of $61.7 million, a decrease of $24.7 million, or 29%, in the six months ended October 31, 2020 compared to $86.4 million in the year-ago period. The decrease in fee revenue was due to a 23% decrease in the number of engagements billed and a 10% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2020 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $2.2 million, or 3%, in the six months ended October 31, 2020 compared to the year-ago period. Performance in the United Kingdom, Germany, France, United Arab Emirates and the Netherlands were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2020 compared to the year-ago period.

Asia Pacific reported fee revenue of $38.1 million, a decrease of $15.2 million, or 29%, in the six months ended October 31, 2020 compared to $53.3 million in the year-ago period. The decrease in fee revenue was due to a 24% decrease in the number of engagements billed and a 6% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2020 compared to the year-ago period. The performance in Australia, Hong Kong, Singapore, and India were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2020 compared to the year-ago period.

Latin America reported fee revenue of $8.0 million, a decrease of $7.9 million, or 50%, in the six months ended October 31, 2020 compared to $15.9 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 16%, in the six months ended October 31, 2020 compared to the year-ago period. The decrease in fee revenue in the region was due to lower fee revenue in Mexico, Brazil, Peru and Chile in the six months ended October 31, 2020 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $154.3 million, a decrease of $36.3 million, or 19%, in the six months ended October 31, 2020 compared to $190.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.4 million in the six months ended October 31, 2020 compared to the year-ago period. The decrease in fee revenue was due to the worldwide downturn associated with COVID-19 that resulted in lower fee revenues in Professional Search of $21.3 million and RPO of $15.0 million.

Compensation and Benefits

Compensation and benefits expense decreased by $74.7 million, or 11%, to $591.2 million in the six months ended October 31, 2020 from $665.9 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.3 million in the six months ended October 31, 2020 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes and a decrease in employer insurance due to an 11% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021, and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by increases in performance-related bonus expense and amounts owed under certain deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the six months ended October 31, 2020 compared to the year-ago period.

Consulting compensation and benefits expense decreased by $27.8 million, or 14%, to $164.9 million in the six months ended October 31, 2020 from $192.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $1.0 million, or 1%, in the six months ended October 31, 2020 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 19% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021, and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in performance-related bonus expense in the six months ended October 31, 2020 compared to the year-ago period. Consulting compensation and benefits expense as a percentage of fee revenue increased to 73% in the six months ended October 31, 2020 from 68% in the year-ago period.

Digital compensation and benefits expense increased by $9.7 million, or 15%, to $74.9 million in the six months ended October 31, 2020 from $65.2 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.3 million in the six months ended October 31, 2020 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in performance-related bonus expense, commission expense, and salaries and related payroll taxes due to an increase in average headcount of 11% driven by the acquisition of the Acquired Companies. These changes were partially offset by a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. Digital compensation and benefits expense as a percentage of fee revenue increased to 57% in the six months ended October 31, 2020 from 53% in the year-ago period.

Executive Search compensation and benefits expense decreased by $35.4 million, or 14% to $213.8 million in the six months ended October 31, 2020 from $249.2 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.8 million in the six months ended October 31, 2020 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes, performance-related bonus expense, and employer insurance due to an 18% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021, and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the six months ended October 31, 2020 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 80% in the six months ended October 31, 2020 from 65% in the year-ago period.

RPO & Professional Search compensation and benefits expense decreased by $18.6 million, or 14%, to $117.4 million in the six months ended October 31, 2020 from $136.0 million in the year-ago period. The decrease was due to lower salaries and related payroll taxes and employer insurance due to a 9% decrease in the average headcount and pay cuts implemented during the first quarter of fiscal 2021 in the six months ended October 31, 2020 compared to the year-ago period and a decrease in the use contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in performance-related bonus expense. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 76% in the six months ended October 31, 2020 from 71% in the year-ago period.

Corporate compensation and benefits expense decreased by $2.6 million, or 11%, to $20.2 million in the six months ended October 31, 2020 from $22.8 million in the year-ago period. The decrease was due to lower salaries and related payroll taxes and performance-related bonus expense due to a 9% decrease in the average headcount and pay cuts implemented during the first quarter of fiscal 2021 in the six months ended October 31, 2020 compared to the year-ago period. These changes were partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts.

General and Administrative Expenses

General and administrative expenses decreased by $34.2 million, or 27%, to $93.6 million in the six months ended October 31, 2020 compared to $127.8 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $0.6 million in the six months ended October 31, 2020 compared to the year-ago period. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses, travel and related expenses and legal and professional fees as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. General and administrative expenses, as a percentage of fee revenue, was 12% in the six months ended October 31, 2020 as compared to 13% in the six months ended October 31, 2019.

Consulting general and administrative expenses decreased by $11.6 million, or 32%, to $24.2 million in the six months ended October 31, 2020 compared to $35.8 million in the year-ago period. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. Consulting general and administrative expenses, as a percentage of fee revenue, was 11% in the six months ended October 31, 2020 as compared to 13% in the six months ended October 31, 2019.

Digital general and administrative expenses was $14.7 million in the six months ended October 31, 2020 compared to $14.6 million in the year-ago period, essentially flat. Digital general and administrative expenses, as a percentage of fee revenue, was 11% in the six months ended October 31, 2020 as compared to 12% in the six months ended October 31, 2019.

Executive Search general and administrative expenses decreased by $12.9 million, or 33% to $25.8 million in the six months ended October 31, 2020 compared to $38.7 million in the year-ago period. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in both the six months ended October 31, 2020 and 2019.

RPO & Professional Search general and administrative expenses decreased by $3.8 million, or 24%, to $12.1 million in the six months ended October 31, 2020 compared to $15.9 million in the year-ago period. The decrease was primarily due to lower travel related expenses due to working from home plans in place and restrictions on employee travel and a decrease in marketing and business development expenses. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% in both the six months ended October 31, 2020 and 2019.

Corporate general and administrative expenses decreased by $6.0 million, or 26%, to $16.7 million in the six months ended October 31, 2020 compared to $22.7 million in the year-ago period. The decrease was primarily due to decreases in legal and professional fees and integration and acquisition costs and lower marketing and business development expenses, partially offset by foreign currency losses during the six months ended October 31, 2020 compared to foreign currency gains recorded in the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense decreased by $5.3 million, or 15%, to $30.2 million in the six months ended October 31, 2020 compared to $35.5 million in the year-ago period. The decrease was due to the decline in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the six months ended October 31, 2020 and 2019.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $30.3 million, an increase of $4.8 million, or 19%, in the six months ended October 31, 2020 compared to $25.5 million in the year-ago period. The increase was primarily from the Digital segment due to the acquisition of the Acquired Companies and technology investments made in the current and prior year in software and computer equipment.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in fiscal 2021 and as a result recorded restructuring charges, net of $29.9 million of severance costs during the six months ended October 31, 2020. There were no restructuring charges, net during the six months ended October 31, 2019.

Operating Income

Operating income was $4.4 million in the six months ended October 31, 2020, a decrease of $117.8 million, compared to operating income of $122.2 million in the year-ago period. The change in operating income was primarily driven by a decrease in fee revenue due to the decrease in demand for our products and services as a result of the COVID-19 pandemic and an increase in restructuring charges, net, partially offset by decreases in compensation and benefits expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand.

Consulting operating income was $3.7 million in the six months ended October 31, 2020, a decrease of $17.9 million, compared to operating income of $21.6 million in the year-ago period. The change in Consulting operating income was mainly driven by a decrease in fee revenue and an increase in restructuring charges, net during the six months ended October 31, 2020 compared to the year-ago period. This change was partially offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. Consulting operating income, as a percentage of fee revenue, was 2% and 8% in the six months ended October 31, 2020 and 2019, respectively.

Digital operating income was $13.2 million in the six months ended October 31, 2020, a decrease of $19.4 million, or 60%, compared to operating income of $32.6 million in the year-ago period. The change in Digital operating income was mainly driven by increases in compensation and benefits expense, cost of services expense and depreciation and amortization expenses, which increased due to the Acquired Companies. Also contributing to the decrease in operating income was an increase in restructuring charges, net, partially offset by an increase in fee revenue during the six months ended October 31, 2020 compared to the year-ago period. Digital operating income, as a percentage of fee revenue was 10% and 26% in the six months ended October 31, 2020 and 2019, respectively.

Executive Search operating income decreased by $73.6 million, or 85%, to $13.3 million in the six months ended October 31, 2020 compared to operating income of $86.9 million in the year-ago period. The change in Executive Search operating income was mainly driven by lower fee revenue and an increase in restructuring charges, net during the six months ended October 31, 2020 compared to the year-ago period. These changes were partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search operating income, as a percentage of fee revenue was 5% and 23% in the six months ended October 31, 2020 and 2019, respectively.

RPO & Professional Search operating income was $14.7 million, in the six months ended October 31, 2020, a decrease of $15.4 million, or 51% compared to $30.1 million in the year-ago period. The decrease in operating income was mainly driven by lower fee revenue and an increase in restructuring charges, net, partially offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search operating income, as a percentage of fee revenue, was 10% in the six months ended October 31, 2020 compared to 16% in the year-ago period.

Net (Loss) Income Attributable to Korn Ferry

Net (loss) income attributable to Korn Ferry decreased by $88.9 million to $3.1 million in the six months ended October 31, 2020 compared to a net income attributable to Korn Ferry of $85.8 million in the year-ago period. Actions taken by various government and other authoritative bodies in response to the COVID-19 pandemic caused a severe contraction in economic activity during the period which translated in a decrease to fee revenue. This decline in fee revenue was partially offset by decreases in compensation and benefits expense and general and administrative expenses associated with actions taken to align our cost structure with the lower level of business demand that resulted in a net loss attributable to Korn Ferry in the six months ended October 31, 2020. Net loss attributable to Korn Ferry, as a percentage of fee revenue, was 0.4% in the six months ended October 31, 2020 compared to net income attributable to Korn Ferry of 9% in the six months ended October 31, 2019.

Adjusted EBITDA

Adjusted EBITDA decreased by $76.5 million to $76.8 million in the six months ended October 31, 2020 compared to $153.3 million in the year-ago period. The decrease in Adjusted EBITDA was driven by a decrease in fee revenue, partially offset by decreases in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expenses (excluding integration/acquisition costs) and cost of services expense due to actions taken to align our cost structure with the lower level of business demand and an increase in other income, net. Adjusted EBITDA, as a percentage of fee revenue, was 10% and 16% in the six months ended October 31, 2020 and 2019.

Consulting Adjusted EBITDA was $26.8 million in the six months ended October 31, 2020, a decrease of $4.5 million, or 14%, compared to $31.3 million in the year-ago period. This decrease was driven by lower fee revenue, partially offset by decreases in compensation and benefits expense, general and administrative expenses, and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 12% in the six months ended October 31, 2020 compared to 11% in the year-ago period.

Digital Adjusted EBITDA was $31.0 million in the six months ended October 31, 2020, a decrease of $9.2 million, or 23%, compared to $40.2 million in the year-ago period. This decrease in Digital Adjusted EBITDA was mainly driven by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense, partially offset by an increase in fee revenue during the six months ended October 31, 2020 compared to the year-ago period. Digital Adjusted

EBITDA, as a percentage of fee revenue, was 24% in the six months ended October 31, 2020 as compared to 33% in the six months ended October 31, 2019.

Executive Search Adjusted EBITDA decreased by $56.6 million, or 61%, to $36.3 million in the six months ended October 31, 2020 compared to $92.9 million in the six months ended October 31, 2019. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic and an increase in other income, net. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 14% in the six months ended October 31, 2020 as compared to 24% in the six months ended October 31, 2019.

RPO & Professional Search Adjusted EBITDA was $19.8 million in the six months ended October 31, 2020, a decrease of $12.4 million, or 39%, compared to $32.2 million in the year-ago period. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 13% in the six months ended October 31, 2020 compared to 17% in the year-ago period.

Other Income, Net

Other income, net was $11.4 million in the six months ended October 31, 2020 compared to $3.0 million in the year-ago period. The difference was primarily due to larger gains from the fair value of our marketable securities. These gains were offset by the increases in our deferred compensation liability that are recorded in compensation and benefits expense during the six months ended October 31, 2020 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019, our prior credit agreement and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $14.4 million in the six months ended October 31, 2020 compared to $8.3 million in the year-ago period. The increase in interest expense, net was related to the Notes, which have a higher interest rate and a higher principal balance than the amount that was outstanding in the year-ago period under the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $4.2 million in the six months ended October 31, 2020 compared to $30.2 million in the year-ago period. This reflects a 294.5% and 25.8% effective tax rate for the six months ended October 31, 2020 and October 31, 2019, respectively. The variability in effective tax rate is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings. In addition to the impact of the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the six months ended October 31, 2020 was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2020 was $0.3 million as compared to $0.9 million during the six months ended October 31, 2019.

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

As previously discussed under the Impact of COVID-19, with the implementation of the restructuring plan that was initiated on April 20, 2020 to reduce, in part, our human capital expenditures, and the improved business activity we experienced in the second quarter demonstrated by an increase in fee revenue compared to the first quarter of fiscal 2021, we believe our costs are in line with our current revenue levels but  given  the unpredictable and fluid nature of the pandemic and its economic consequences our revenue levels could fall below our current levels. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. As of October 31, 2020, the fair value of the Notes is $406.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We have a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) as of October 31, 2020 after $4.0 million of standby letters of credit had been issued as of October 31, 2020 and April 30, 2020. We had a total of $10.1 million and $11.3 million of standby letters of credits with other financial institutions as of October 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $22.8 million and $61.9 million of the Company’s stock during the six months ended October 31, 2020 and 2019. As of October 31, 2020, $135.5 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA is no greater than 4.25 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

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

Cash and cash equivalents and marketable securities were $747.5 million and $863.3 million as of October 31, 2020 and April 30, 2020, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $458.5 million and $531.9 million at October 31, 2020 and April 30, 2020, respectively. As of October 31, 2020 and April 30, 2020, we held $307.6 million and $308.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2021 and 2020 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of October 31, 2020 and April 30, 2020, marketable securities of $194.3 million and $174.1 million, respectively, included equity securities of $154.1 million (net of gross unrealized gains of $11.0 million and gross unrealized losses of $2.7 million) and $141.4 million (net of gross unrealized gains of $3.6 million and gross unrealized losses of $6.5 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $146.6 million and $132.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $133.8 million and $124.6 million as of October 31, 2020 and April 30, 2020, respectively. Unvested obligations under the deferred compensation plans totaled $24.4 million and $21.7 million as of October 31, 2020 and April 30, 2020, respectively.

The net decrease in our working capital of $0.9 million as of October 31, 2020 compared to April 30, 2020 is primarily attributable to decreases in cash and cash equivalents, partially offset by decreases in compensation and benefits payable and income taxes payable and increases in accounts receivable and income taxes and other receivables. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2020 and paid during the first quarter of fiscal 2021. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 70 days to 78 days (which is consistent with historical experience) from April 30, 2020 to October 31, 2020. Cash used by operating activities was $92.1 million in the six months ended October 31, 2020, a decrease of $12.0 million, compared to $104.1 million in the six months ended October 31, 2019.

Cash used in investing activities was $23.3 million in the six months ended October 31, 2020 compared to $22.8 million in the year-ago period. An increase in cash used in investing activities was primarily due to an increase in the purchase of marketable securities net of sale/maturities of $7.4 million and a decrease in proceeds from life insurance policies of $1.4 million, partially offset by a decrease in purchase of property and equipment of $8.5 million during the six months ended October 31, 2020 compared to the year-ago period.

Cash used in financing activities was $37.2 million in the six months ended October 31, 2020 compared to $31.4 million in the six months ended October 31, 2019. The increase in cash used in financing activities was primarily due to $50.0 million in proceeds received from long term debt in the six months ended October 31, 2019 compared to none in the current period, partially offset by a decrease of $39.2 million in repurchases of the Company’s common stock in six months ended October 31, 2020 compared to the prior period and a decrease in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $4.6 million in the six months ended October 31, 2020 compared to $8.7 million in the year-ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2020 and April 30, 2020, we held contracts with gross CSV of $241.9 million and $238.7 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $91.7 million and $92.3 million as of October 31, 2020 and April 30, 2020, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2020 and April 30, 2020, the net cash value of these policies was $150.2 million and $146.4 million, respectively.

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

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on amounts outstanding under the prior revolver was 3.37% and 3.53% for the three and six months ended October 31, 2019.

As of October 31, 2020 and April 30, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $3.8 million as of October 31, 2020 and $4.2 million as of April 30, 2020. As of October 31, 2020, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of October 31, 2020 and April 30, 2020. We had a total of $10.1 million and $11.3 million of standby letters of credits with other financial institutions as of October 31, 2020 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

Other than the factors discussed in this section and the potential impacts of the COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2020, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2020 and 2019, we recorded foreign currency losses of $1.0 million and $1.6 million, respectively, in general and administrative expenses in the consolidated statements of operations.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Euro, Singapore Dollar, Korean Won, Indian Rupee, Brazilian Real, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2020, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $12.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of October 31, 2020, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on amounts outstanding under the prior revolver was 3.37% and 3.53% for the three and six months ended October 31, 2019.

We had $91.7 million and $92.3 million of borrowings against the CSV of COLI contracts as of October 31, 2020 and April 30, 2020, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2020— August 31, 2020	91,100	$29.06	91,100	$155.6 million
September 1, 2020— September 30, 2020	273,274	$29.07	271,881	$147.7 million
October 1, 2020— October 31, 2020	392,696	$31.29	390,470	$135.5 million
Total	757,070	$30.22	753,451

(1)	Represents withholding of 3,619 of restricted shares to cover taxes on vested restricted shares in addition to shares purchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $22.8 million of the Company’s common stock under the program during the second quarter of fiscal 2021.

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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 9, 2020
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)