Form 10-Q
period 2021-01-31
KORN FERRY
filed 2021-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

The number of shares outstanding of our common stock as of March 5, 2021 was 54,006,769 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	April 30, 2020
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$694,128	$689,244
Marketable securities	45,931	41,951
Receivables due from clients, net of allowance for doubtful accounts of $29,174 and $23,795 at January 31, 2021 and April 30, 2020, respectively	448,448	397,165
Income taxes and other receivables	45,154	38,755
Unearned compensation	53,188	43,117
Prepaid expenses and other assets	28,737	26,851
Total current assets	1,315,586	1,237,083

Marketable securities, non-current	157,023	132,134
Property and equipment, net	134,226	142,728
Operating lease right-of-use assets, net	182,675	195,077
Cash surrender value of company-owned life insurance policies, net of loans	162,549	146,408
Deferred income taxes	57,865	55,479
Goodwill	625,549	613,943
Intangible assets, net	97,696	111,926
Unearned compensation, non-current	104,650	79,510
Investments and other assets	25,648	29,540
Total assets	$2,863,467	$2,743,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$37,858	$45,684
Income taxes payable	9,664	21,158
Compensation and benefits payable	301,147	280,911
Operating lease liability, current	48,998	54,851
Other accrued liabilities	237,743	221,603
Total current liabilities	635,410	624,207

Deferred compensation and other retirement plans	333,551	289,136
Operating lease liability, non-current	164,656	180,766
Long-term debt	394,629	394,144
Deferred tax liabilities	380	1,056
Other liabilities	39,847	30,828
Total liabilities	1,568,473	1,520,137

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 74,911 and 73,205 shares issued and 53,997 and 54,450 shares outstanding at January 31, 2021 and April 30, 2020, respectively	576,798	585,560
Retained earnings	774,303	742,993
Accumulated other comprehensive loss, net	(57,914)	(107,172)
Total Korn Ferry stockholders' equity	1,293,187	1,221,381
Noncontrolling interest	1,807	2,310
Total stockholders' equity	1,294,994	1,223,691
Total liabilities and stockholders' equity	$2,863,467	$2,743,828

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Fee revenue	$475,360	$515,325	$1,254,896	$1,492,263
Reimbursed out-of-pocket engagement expenses	2,520	12,654	7,656	36,091
Total revenue	477,880	527,979	1,262,552	1,528,354

Compensation and benefits	326,333	348,597	917,530	1,014,475
General and administrative expenses	47,271	71,355	140,836	199,171
Reimbursed expenses	2,520	12,654	7,656	36,091
Cost of services	20,028	30,822	50,198	66,371
Depreciation and amortization	15,735	14,863	46,068	40,355
Restructuring charges, net	838	18,093	30,732	18,093
Total operating expenses	412,725	496,384	1,193,020	1,374,556

Operating income	65,155	31,595	69,532	153,798
Other income, net	14,935	5,055	26,374	8,014
Interest expense, net	(7,298)	(6,919)	(21,686)	(15,186)
Income before provision for income taxes	72,792	29,731	74,220	146,626
Income tax provision	21,204	8,775	25,409	38,988
Net income	51,588	20,956	48,811	107,638
Net income attributable to noncontrolling interest	(269)	(963)	(547)	(1,890)
Net income attributable to Korn Ferry	$51,319	$19,993	$48,264	$105,748

Earnings per common share attributable to Korn Ferry:
Basic	$0.95	$0.37	$0.89	$1.92
Diluted	$0.94	$0.36	$0.88	$1.90

Weighted-average common shares outstanding:
Basic	52,596	53,999	53,030	54,611
Diluted	53,013	54,264	53,396	55,006

Cash dividends declared per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Net income	$51,588	$20,956	$48,811	$107,638

Other comprehensive income:
Foreign currency translation adjustments	25,071	497	47,374	(3,588)
Deferred compensation and pension plan adjustments, net of tax	663	943	1,988	1,933
Net unrealized loss on marketable securities, net of tax	(5)	(5)	(39)	(5)
Net unrealized gain (loss) on interest rate swap, net of tax	—	495	—	(456)
Comprehensive income	77,317	22,886	98,134	105,522
Less: comprehensive income attributable to noncontrolling interest	(257)	(1,057)	(612)	(1,932)
Comprehensive income attributable to Korn Ferry	$77,060	$21,829	$97,522	$103,590

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	590,897	706,353	(81,592)	1,215,658	2,363	1,218,021
Net Income	—	—	27,778	—	27,778	300	28,078
Other comprehensive (loss) income	—	—	—	(2,063)	(2,063)	2	(2,061)
Dividends paid to shareholders	—	—	(5,607)	—	(5,607)	—	(5,607)
Dividends to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(757)	(22,878)	—	—	(22,878)	—	(22,878)
Issuance of stock	41	—	—	—	—	—	—
Stock-based compensation	—	7,084	—	—	7,084	—	7,084
Balance as of October 31, 2020	54,153	575,103	728,524	(83,655)	1,219,972	1,550	1,221,522
Net Income	—	—	51,319	—	51,319	269	51,588
Other comprehensive income (loss)	—	—	—	25,741	25,741	(12)	25,729
Dividends paid to shareholders	—	—	(5,540)	—	(5,540)	—	(5,540)
Purchase of stock	(224)	(7,779)	—	—	(7,779)	—	(7,779)
Issuance of stock	68	2,594	—	—	2,594	—	2,594
Stock-based compensation	—	6,880	—	—	6,880	—	6,880
Balance as of January 31, 2021	53,997	$576,798	$774,303	$(57,914)	$1,293,187	$1,807	$1,294,994

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	42,951	—	42,951	699	43,650
Other comprehensive (loss) income	—	—	—	(5,462)	(5,462)	64	(5,398)
Dividends paid to shareholders	—	—	(6,081)	—	(6,081)	—	(6,081)
Purchase of stock	(546)	(21,329)	—	—	(21,329)	—	(21,329)
Issuance of stock	711	5,074	—	—	5,074	—	5,074
Stock-based compensation	—	5,091	—	—	5,091	—	5,091
Balance as of July 31, 2019	56,596	645,299	697,715	(82,114)	1,260,900	3,494	1,264,394
Net income	—	—	42,804	—	42,804	228	43,032
Other comprehensive income (loss)	—	—	—	1,468	1,468	(116)	1,352
Dividends paid to shareholders	—	—	(5,628)	—	(5,628)	—	(5,628)
Dividends to noncontrolling interest	—	—	—	—	—	(1,046)	(1,046)
Purchase of stock	(1,313)	(49,325)	—	—	(49,325)	—	(49,325)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	5,712	—	—	5,712	—	5,712
Balance as of October 31, 2019	55,315	601,686	734,891	(80,646)	1,255,931	2,560	1,258,491
Net income	—	—	19,993	—	19,993	963	20,956
Other comprehensive income	—	—	—	1,836	1,836	94	1,930
Dividends paid to shareholders	—	—	(5,583)	—	(5,583)	—	(5,583)
Dividends to noncontrolling interest	—	—	—	—	—	(1,064)	(1,064)
Purchase of stock	(157)	(6,263)	—	—	(6,263)	—	(6,263)
Issuance of stock	100	3,967	—	—	3,967	—	3,967
Stock-based compensation	—	5,219	—	—	5,219	—	5,219
Balance as of January 31, 2020	55,258	$604,609	$749,301	$(78,810)	$1,275,100	$2,553	$1,277,653

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$48,811	$107,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,068	40,355
Stock-based compensation expense	20,210	16,988
Write-off of long-lived assets	—	2,654
Provision for doubtful accounts	11,561	10,958
Gain on cash surrender value of life insurance policies	(8,575)	(5,794)
Gain on marketable securities	(27,176)	(8,341)
Deferred income taxes	(3,061)	(1,974)
Change in other assets and liabilities:
Deferred compensation	45,224	26,646
Receivables due from clients	(62,844)	(37,258)
Income taxes and other receivables	(83)	(6,424)
Prepaid expenses and other assets	(1,891)	(9,191)
Unearned compensation	(35,211)	(17,393)
Income taxes payable	(13,122)	(1,444)
Accounts payable and accrued liabilities	22,559	(59,911)
Other	11,835	(372)
Net cash provided by operating activities	54,305	57,137
Cash flows from investing activities:
Purchase of property and equipment	(22,842)	(33,753)
Purchase of marketable securities	(55,057)	(39,081)
Proceeds from sales/maturities of marketable securities	53,393	3,245
Cash paid for acquisitions, net of cash acquired	—	(108,602)
Premium on company-owned life insurance policies	(14,366)	(15,448)
Proceeds from life insurance policies	8,366	2,280
Dividends received from unconsolidated subsidiaries	205	286
Net cash used in investing activities	(30,301)	(191,073)
Cash flows from financing activities:
Repurchases of common stock	(30,387)	(68,055)
Dividends paid to shareholders	(16,954)	(17,292)
Payments on life insurance policy loans	(7,877)	(943)
Payments of tax withholdings on restricted stock	(4,712)	(8,862)
Principal payments on finance leases	(1,024)	(1,426)
Dividends paid to noncontrolling interest	(558)	(2,110)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,706	7,684
Proceeds from long term debt	—	445,500
Principal payments on long term debt	—	(276,875)
Payment of debt issuance costs	—	(3,050)
Payment of contingent consideration from acquisitions	—	(455)
Net cash (used in) provided by financing activities	(55,806)	74,116
Effect of exchange rate changes on cash and cash equivalents	36,686	(2,832)
Net increase (decrease) in cash and cash equivalents	4,884	(62,652)
Cash and cash equivalents at beginning of period	689,244	626,360
Cash and cash equivalents at end of the period	$694,128	$563,708

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021

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

The Company operates through four lines of business:

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2021 and April 30, 2020, the Company’s investments in cash equivalents consisted of money market funds and corporate notes/bonds and also included commercial paper as of April 30, 2020 with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the  three and nine months ended January 31, 2021 and 2020, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of January 31, 2021 and April 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the nine months ended January 31, 2021, the Company recorded an adjustment of $2.6 million to increase goodwill as a result of additional tax liabilities from the Miller Heiman Group, Achieve Forum and Strategy Execution (the “Acquired Companies”) acquisition completed on November 1, 2019. The measurement period for the Acquired Companies is closed.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended January 31, 2020, the Company decided that it would exit 16 office leases as part of the integration of the Acquired Companies. This resulted in an impairment charge of the ROU asset of $2.3 million and impairment of leasehold improvements and furniture and fixtures of $0.4 million, both recorded in the consolidated statements of income in general and administrative expenses. During the three

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

and nine months ended January 31, 2021 there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2020 did not indicate any impairment.

During the fourth quarter of fiscal 2020, the rapid and severe impacts of the global coronavirus pandemic (“COVID-19”), and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to a decline for our products and services. These actions had a material impact on our business. Therefore, we performed a quantitative review as of March 31, 2020, to assess whether these actions caused the fair value of any of our reporting units to fall below its carrying value. This quantitative review included sensitivity analyses of each reporting unit’s discounted cash flow models considering updated discount rates, financial results and forecasts, market multiples and terminal value revenue growth rates. While fair value exceeded carrying value for all reporting units, the excess of the fair value over carrying value of the Consulting segment had the smallest buffer. As of April 30, 2020, goodwill in the Consulting segment was $173.0 million. The conclusion for all reporting units was that no impairment existed as of March 31, 2020. There were no further indicators of impairment with respect to the Company’s goodwill since the quantitative test performed on March 31, 2020. We are unable to predict how long COVID-19 will impact our operations or what additional restrictions may be imposed by governments in the regions the Company operates. Significant variations from current expectations could impact future assessments and result in an impairment charge.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As noted above, COVID-19 impacted the Company’s fourth quarter of fiscal 2020 business, as well as the business during the first three quarters of fiscal 2021 and it is anticipated to impact the business going forward. No indicators of impairment with respect to the Company’s intangible assets were noted as of January 31, 2021 and April 30, 2020.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $200.4 million and $177.9 million during the nine months ended January 31, 2021 and 2020, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2021 and 2020, the performance related bonus expense was $68.4 million and $60.5 million, respectively.

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

In January 2017, FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplified the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard became effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removed and modified disclosures that are currently required and added additional disclosures that are deemed relevant. The amendments of this standard became effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, FASB also issued guidance amending accounting for internal-use software. The new guidance aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

In December 2019, FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminated certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal year beginning after December 15, 2020, with early adoption permitted. The Company early adopted this guidance in its fiscal year beginning May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In March 2020, FASB issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company will adopt this guidance in its fiscal year beginning May 1, 2021 and the Company may elect to apply the amendments prospectively through December 12, 2022. The Company is currently evaluating the impact of this accounting guidance, but does not anticipate that it will have a material impact on the consolidated financial statements.

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

During the three and nine months ended January 31, 2021, restricted stock awards of 1.5 million and 1.3 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2020, restricted stock awards for 0.7 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$51,319	$19,993	$48,264	$105,748
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,377	222	1,149	1,138
Basic net earnings attributable to common stockholders	49,942	19,771	47,115	104,610
Add: undistributed earnings to nonvested restricted stockholders	1,232	161	714	960
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,222	160	709	953
Diluted net earnings attributable to common stockholders	$49,952	$19,772	$47,120	$104,617

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,596	53,999	53,030	54,611
Effect of dilutive securities:
Restricted stock	414	258	352	363
ESPP	3	7	14	32
Diluted weighted-average number of common shares outstanding	53,013	54,264	53,396	55,006

Net earnings per common share:
Basic earnings per share	$0.95	$0.37	$0.89	$1.92
Diluted earnings per share	$0.94	$0.36	$0.88	$1.90

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

The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2021	April 30, 2020
	(in thousands)
Foreign currency translation adjustments	$(36,343)	$(83,652)
Deferred compensation and pension plan adjustments, net of tax	(21,566)	(23,554)
Marketable securities unrealized (loss) gain, net of tax	(5)	34
Accumulated other comprehensive loss, net	$(57,914)	$(107,172)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)
Unrealized gains (losses) arising during the period	25,083	—	(5)	25,078
Reclassification of realized net losses to net income	—	663	—	663
Balance as of January 31, 2021	$(36,343)	$(21,566)	$(5)	$(57,914)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	47,309	—	(39)	47,270
Reclassification of realized net losses to net income	—	1,988	—	1,988
Balance as of January 31, 2021	$(36,343)	$(21,566)	$(5)	$(57,914)

(1)	The tax effect on the reclassifications of realized net losses to net income was $0.2 million and $0.7 million for the three and nine months ended January 31, 2021, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Unrealized Losses on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of October 31, 2019	$(64,303)	$(15,848)	$—	$(495)	$(80,646)
Unrealized gains (losses) arising during the period	403	450	(5)	128	976
Reclassification of realized net losses to net income	—	493	—	367	860
Balance as of January 31, 2020	$(63,900)	$(14,905)	$(5)	$—	$(78,810)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Unrealized Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2019	$(60,270)	$(16,838)	$—	$456	$(76,652)
Unrealized (losses) gains arising during the period	(3,630)	450	(5)	(678)	(3,863)
Reclassification of realized net losses to net income	—	1,483	—	222	1,705
Balance as of January 31, 2020	$(63,900)	$(14,905)	$(5)	$—	$(78,810)

(1)

The tax effect on unrealized gains was $0.2 million for both the three and nine months ended January 31, 2020. The tax effect on the reclassifications of realized net losses to net income was $0.2 million and $0.5 million for the three and nine months ended January 31, 2020, respectively.

(2)

The tax effect on unrealized gains (losses) was $0.1 million and) ($0.2) million for the three and nine months ended January 31, 2020, respectively. The tax effect on the reclassification of realized net losses to net income was $0.1 million for both the three and nine months ended January 31, 2020.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Restricted stock	$6,880	$5,219	$19,777	$16,022
ESPP	135	249	433	966
Total stock-based compensation expense	$7,015	$5,468	$20,210	$16,988

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

Stock Incentive Plan

At the Company’s 2019 Annual Meeting of Stockholders, held on October 3, 2019, the Company’s stockholders approved an amendment and restatement to the Korn Ferry Amended and Restated 2008 Stock Incentive Plan (the 2019 amendment and restatement being the “Fourth A&R 2008 Plan”), which, among other things, eliminated the fungible share counting provision and decreased the total number of shares of the Company’s common stock available for stock-based awards by 2,141,807 shares, leaving 3,600,000 shares available for issuance, subject to certain changes in the Company’s capital structure and other extraordinary events. The Fourth A&R 2008 Plan was also amended to generally require a minimum one-year vesting for all future awards and provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which are market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof.

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

Restricted stock activity during the nine months ended January 31, 2021 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2020	1,365	$44.59
Granted	1,598	$27.46
Vested	(501)	$39.91
Forfeited/expired	(80)	$21.69
Non-vested, January 31, 2021	2,382	$34.25

As of January 31, 2021 there were 0.3 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $5.3 million.

As of January 31, 2021, there was $57.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years. During the three and nine months ended January 31, 2021, 3,695 shares and 168,341 shares of restricted stock totaling $0.2 million and $4.7 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and nine months ended January 31, 2020, 3,343 shares and 228,579 shares of restricted stock totaling $0.1 million and $8.8 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three and nine months ended January 31, 2021, employees purchased 59,561 shares at $39.15 and 188,608 shares at $30.25 per share, respectively, under the ESPP. During the three and nine months ended January 31, 2020, employees purchased 93,557 shares at $36.04 per share and 220,161 shares at $34.90 per share, respectively. As of January 31, 2021, the ESPP had approximately 0.5 million shares remaining available for future issuance.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

Common Stock

During the three and nine months ended January 31, 2021, the Company repurchased (on the open market or through privately negotiated transactions) 220,000 shares and 973,451 shares of the Company’s stock for $7.6 million and $30.4 million, respectively. During the three and nine months ended January 31, 2020, the Company repurchased (on the open market or through privately negotiated transactions) 154,100 shares and 1,787,292 shares of the Company’s common stock for $6.2 million and $68.1 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2021 and April 30, 2020:

	January 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$23,087	$1	$(2)	$23,086	$—	$23,086	$—	$—
Corporate notes/bonds	15,050	—	(7)	15,043	1,751	13,292	—	—
U.S. Treasury and Agency securities	1,975	1	—	1,976	—	1,976	—	—
Total debt investments	$40,112	$2	$(9)	$40,105	$1,751	$38,354	$—	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$164,600	$—	$7,577	$157,023	$—
Total equity investments				$164,600	$—	$7,577	$157,023	$—
Cash				603,382	603,382	—	—	—
Money market funds				88,995	88,995	—	—	—
Level 2:
Foreign currency forward contracts				483	—	—	—	483
Total				$897,565	$694,128	$45,931	$157,023	$483

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

	April 30, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
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

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $147.1 million and $124.6 million as of January 31, 2021 and April 30, 2020, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $25.4 million and $21.7 million as of January 31, 2021 and April 30, 2020, respectively. During the three and nine months ended January 31, 2021, the fair value of the investments increased; therefore, the Company recognized a gain of $15.2 million and $27.2 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2020, the fair value of the investments increased; therefore, the Company recognized a gain of $5.2 million and $8.3 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2021 and April 30, 2020, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and US Treasury and Agency securities for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of January 31, 2021, available-for-sale marketable securities had remaining maturities ranging from one to twelve months. During the three and nine months ended January 31, 2021, there were $16.3 million and $44.7 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2020, there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2021 and April 30, 2020, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of January 31, 2021 was $22.2 million. Unrealized losses that relate to equity securities still held as of April 30, 2020 was $8.2 million.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2021	April 30, 2020
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,034	$3,034
Derivative liabilities:
Foreign currency forward contracts	$551	$400

As of January 31, 2021, the total notional amounts of the forward contracts purchased and sold were $74.5 million and $47.4 million, respectively. As of April 30, 2020, the total notional amounts of the forward contracts purchased and sold were $91.2 million and $41.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and nine months ended January 31, 2021, the Company incurred gains of $1.7 million and $1.9 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and nine months ended January 31, 2020, the Company incurred gains of $0.5 million and $1.0 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flow from operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Service cost	$8,218	$6,502	$23,698	$18,432
Interest cost	1,047	1,423	3,127	4,238
Amortization of actuarial loss	997	746	2,990	2,236
Expected return on plan assets (1)	(351)	(363)	(1,053)	(1,089)
Net periodic service credit amortization	(101)	(77)	(304)	(231)
Net periodic benefit costs (2)	$9,810	$8,231	$28,458	$23,586

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for January 31, 2021 and 2020, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $247.0 million and $238.7 million as of January 31, 2021 and April 30, 2020, respectively, was offset by outstanding policy loans of $84.4 million and $92.3 million in the accompanying consolidated balance sheets as of January 31, 2021 and April 30, 2020, respectively. The CSV value of the underlying COLI investments increased by $4.7 million and $8.6 million during the three and nine months ended January 31, 2021, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $1.6 million and $5.8 million during the three and nine months ended January 31, 2020, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2021, deferred compensation liability increased; therefore, the Company recognized compensation expense of $14.5 million and $26.3 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $15.2 million and $27.2 million during the three and nine months ended January 31, 2021, respectively, recorded in other income, net on the consolidated statements of income. During the three and nine months ended January 31, 2020, deferred compensation liability increased; therefore, the Company recognized compensation expense of $5.0 million and $8.6 million, respectively. Offsetting the increases in compensation and benefits expenses was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $5.2 million and $8.3 million during the three and nine months ended January 31, 2020, respectively, recorded in other income, net on the consolidated statements of income (see Note 5—Financial Instruments).

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

The following table outlines the Company’s contract asset and liability balances as of January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020
	(in thousands)
Contract assets-unbilled receivables	$80,859	$65,370
Contract liabilities-deferred revenue	$180,065	$133,128

During the nine months ended January 31, 2021, the Company recognized revenue of $80.0 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of January 31, 2021, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $717.1 million. Of the $717.1 million of remaining performance obligations, the Company expects to recognize approximately $132.6 million in the remainder of fiscal 2021, $337.0 million in fiscal 2022, $148.5 million in fiscal 2023 and the remaining $99.0 million in fiscal 2024 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$131,959	27.8%	$149,067	28.9%
Financial Services	84,078	17.7	84,778	16.5
Life Sciences/Healthcare	92,588	19.5	89,217	17.3
Consumer Goods	63,325	13.3	78,600	15.3
Technology	74,774	15.7	79,870	15.5
Education/Non-Profit/General	28,636	6.0	33,793	6.5
Fee Revenue	$475,360	100.0%	$515,325	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

	Nine Months Ended January 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$346,650	27.6%	$428,445	28.7%
Financial Services	232,723	18.5	256,178	17.2
Life Sciences/Healthcare	241,451	19.3	260,567	17.5
Consumer Goods	168,840	13.5	226,010	15.1
Technology	188,789	15.0	221,172	14.8
Education/Non-Profit/General	76,443	6.1	99,891	6.7
Fee Revenue	$1,254,896	100.0%	$1,492,263	100.0%

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2020	$23,795
Provision for credit losses	11,561
Write-offs	(7,966)
Recoveries of amounts previously written off	276
Foreign currency translation	1,508
Balance at January 31, 2021	$29,174

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at January 31, 2021	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities, Current
	(in thousands)
Commercial paper	$12,791	$2	$—	$12,791
Corporate notes/bonds	$13,093	$7	$1,751	$11,342

The unrealized losses on nine investments in Commercial paper securities and eight investments in Corporate notes/bonds were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of less than one year. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

The provision for income tax was an expense of $21.2 million and $25.4 million in the three and nine months ended January 31, 2021, respectively, with an effective tax rate of 29.1% and 34.2%, respectively. For the three months ended July 31, 2020, the Company used an actual year-to-date effective tax rate as the best estimate of the annual effective tax rate because small changes in projected income produced significant variations in the estimated annual effective rate and, as a result, a reliable estimate of the annual effective tax rate based on projected income could not be made. For the nine months ended January

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

31, 2021, however, the Company determined that its estimated annual effective tax rate based on projected income was reliable and applied the generally prescribed method of computing the tax provision for interim periods. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three and nine months ended January 31, 2021 was affected by a tax expense recorded for withholding taxes on inter-company dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

10. Restructuring Charges, Net

On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021. There were no new such actions in the second and third quarter. Rather, the Company completed the actions initiated in prior quarters and made adjustments to previously recorded restructuring accruals resulting in restructuring charges, net of $0.8 million and $30.7 million in the three and nine months ended January 31, 2021 across all lines of business relating to severance for positions that were eliminated.

During the three months ended January 31, 2020, the Company adopted a restructuring plan to rationalize its cost structure to realize the efficiencies and operational improvement that the investments in the Digital business, have enabled us to, or position us to, realize. The restructuring plan impacted both the Consulting and Digital segments and includes the elimination of redundant positions, which resulted in restructuring charges, net of $18.1 million in the three and nine months ended January 31, 2020, relating to severance for positions that have been eliminated.

Changes in the restructuring liability during the three months ended January 31, 2021 were as follows:

Restructuring Liability
(in thousands)
As of October 31, 2020	$16,830
Restructuring charges, net	838
Reductions for cash payments	(6,796)
Exchange rate fluctuations	766
As of January 31, 2021	$11,638

Changes in the restructuring liability during the nine months ended January 31, 2021 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2020	$34,153
Restructuring charges, net	30,732
Reductions for cash payments	(51,955)
Non-cash payments	(3,968)
Exchange rate fluctuations	2,676
As of January 31, 2021	$11,638

As of January 31, 2021 and April 30, 2020, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.6 million, respectively, which are included in other long-term liabilities.

11. Segments

The Company has invested in its digital business over the past year in order to digitize and harmonize the structure of its IP content and data and to build a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments, combined with the acquisition of the Acquired Companies, resulted in a reassessment in the third quarter of fiscal 2020 of how the Company managed its former Advisory business. Given the Company’s strategy and development of financial and operational metrics for the consulting and digital businesses, the Company’s chief operating decision maker (“CODM”) had begun to make resource allocation decisions and assess performance separately between Consulting and Digital. Therefore, on November 1, 2019, the Company changed the composition of its global segments, and under the new reporting format, the Advisory segment was separated into two segments: Consulting and Digital. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount, and other factors.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

The Company operates through four lines of business:

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

The Company evaluates performance and allocates resources based on the CODM’s review of 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment.

Financial highlights by operating segments are as follows:

	Three Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$136,268	$75,791	$106,002	$35,991	$21,643	$4,468	$168,104	$95,197	$—	$475,360
Total revenue	$136,593	$75,967	$106,325	$36,016	$21,680	$4,468	$168,489	$96,831	$—	$477,880

Net income attributable to Korn Ferry										$51,319
Net income attributable to noncontrolling interest										269
Other income, net										(14,935)
Interest expense, net										7,298
Income tax provision										21,204
Operating income (loss)	$22,175	$19,214	$17,655	$3,114	$5,844	$264	$26,877	$18,360	$(21,471)	$65,155
Depreciation and amortization	4,051	7,403	680	345	231	193	1,449	929	1,903	15,735
Other income, net	943	494	12,611	61	323	1	12,996	242	260	14,935
Restructuring, charges, net	346	23	(5)	398	(23)	—	370	99	—	838
Adjusted EBITDA	$27,515	$27,134	$30,941	$3,918	$6,375	$458	$41,692	$19,630	$(19,308)	$96,663

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

	Three Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$140,525	$99,389	$106,888	$44,301	$25,089	$7,283	$183,561	$91,850	$—	$515,325
Total revenue	$144,298	$100,663	$110,230	$45,077	$25,365	$7,351	$188,023	$94,995	$—	$527,979

Net income attributable to Korn Ferry										$19,993
Net income attributable to noncontrolling interest										963
Other income, net										(5,055)
Interest expense, net										6,919
Income tax provision										8,775
Operating income (loss)	$2,663	$8,463	$21,808	$4,644	$5,070	$1,198	$32,720	$14,144	$(26,395)	$31,595
Depreciation and amortization	4,417	5,832	847	422	329	295	1,893	979	1,742	14,863
Other income (loss), net	558	193	3,963	29	106	162	4,260	88	(44)	5,055
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	2,372	6,704
Restructuring, charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$18,699	$25,852	$26,618	$6,878	$5,505	$1,655	$40,656	$15,211	$(22,325)	$78,093

	Nine Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$362,271	$206,807	$266,485	$97,701	$59,702	$12,419	$436,307	$249,511	$—	$1,254,896
Total revenue	$363,234	$207,027	$267,790	$97,925	$59,840	$12,419	$437,974	$254,317	$—	$1,262,552

Net income attributable to Korn Ferry										$48,264
Net income attributable to noncontrolling interest										547
Other income, net										(26,374)
Interest expense, net										21,686
Income tax provision										25,409
Operating income (loss)	$25,869	$32,410	$32,411	$(1,596)	$9,958	$(578)	$40,195	$33,027	$(61,969)	$69,532
Depreciation and amortization	12,123	21,134	2,126	1,062	756	597	4,541	2,814	5,456	46,068
Other income (loss), net	2,067	1,114	21,944	111	715	56	22,826	462	(95)	26,374
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring charges, net	14,223	2,947	958	8,868	181	405	10,412	3,150	—	30,732
Adjusted EBITDA	$54,282	$58,161	$57,439	$8,445	$11,610	$480	$77,974	$39,453	$(56,427)	$173,443

	Nine Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$422,103	$223,097	$332,428	$130,652	$78,395	$23,140	$564,615	$282,448	$—	$1,492,263
Total revenue	$433,832	$224,371	$342,753	$132,830	$79,201	$23,211	$577,995	$292,156	$—	$1,528,354

Net income attributable to Korn Ferry										$105,748
Net income attributable to noncontrolling interest										1,890
Other income, net										(8,014)
Interest expense, net										15,186
Income tax provision										38,988
Operating income (loss)	$24,272	$41,036	$80,254	$18,466	$17,866	$2,999	$119,585	$44,279	$(75,374)	$153,798
Depreciation and amortization	13,188	13,156	2,617	1,328	1,004	938	5,887	2,961	5,163	40,355
Other income (loss), net	1,469	528	5,740	148	193	249	6,330	216	(529)	8,014
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	4,987	9,319
Restructuring charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$49,990	$66,084	$88,611	$21,725	$19,063	$4,186	$133,585	$47,456	$(65,753)	$231,362

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes is 4.86%. As of January 31, 2021 and April 30, 2020, the fair value of the Notes was $420.5 million and $372.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	January 31, 2021	April 30, 2020
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(5,371)	(5,856)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,629	$394,144

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA (a measure used by our lenders and is defined in the credit agreement), is no greater than 4.00 to 1.00, and pro forma liquidity is at least $50.0 million.

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2020, the average interest rate on the previous term loan was 2.94% and 3.44%, respectively.

As of January 31, 2021 and April 20, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $3.5 million and $4.2 million as of January 31, 2021 and April 30, 2020, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of January 31, 2021, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit has been issued as of January 31, 2021 and April 30, 2020, respectively.  The Company had a total of $10.7 million and $11.3 million of standby letters with other financial institutions as of January 31, 2021 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$296	$467	$951	$1,410
Interest on lease liabilities	29	38	90	117
	325	505	1,041	1,527
Operating lease cost	14,199	15,035	42,209	43,428
Short-term lease cost	113	335	325	891
Variable lease cost	3,157	3,988	8,349	10,064
Lease impairment cost	—	2,282	—	2,282
Sublease income	(186)	(217)	(461)	(324)
Total lease cost	$17,608	$21,928	$51,463	$57,868

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,456	$47,040
Financing cash flows from finance leases	$1,024	$1,426

ROU assets obtained in exchange for lease obligations:
Operating leases	$11,322	$11,742
Finance leases	$497	$1,102

Supplemental balance sheet information related to leases was as follows:

	January 31, 2021	April 30, 2020
	(in thousands)
Finance Leases:

Property and equipment, at cost	$4,714	$4,281
Accumulated depreciation	(2,276)	(1,485)
Property and equipment, net	$2,438	$2,796

Other accrued liabilities	$1,042	$1,241
Other liabilities	1,499	1,634
Total finance lease liabilities	$2,541	$2,875

Weighted average remaining lease terms:
Operating leases	5.2 years	5.5 years
Finance leases	2.8 years	2.9 years

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	4.2%	4.1%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2021 (continued)

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2021 (excluding the nine months ended January 31, 2021)	$15,463	$301
2022	55,466	1,063
2023	47,151	768
2024	40,306	430
2025	34,463	128
Thereafter	49,871	—
Total lease payments	242,720	2,690
Less: imputed interest	29,066	149
Total	$213,654	$2,541

14. Subsequent Event

Quarterly Dividend Declaration

On February 21, 2021, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of April 15, 2021 to holders of the Company’s common stock of record at the close of business on March 10, 2021. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, the timing of our restructuring plans and the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the magnitude and duration of the negative impact of the COVID -19 pandemic on our business, employees, customers and our ability to provide services in affected regions, global and local political and /or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the United Kingdom’s withdrawal from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2020 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

We operate through four lines of business:

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

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. The negative business impact of the coronavirus outbreak was initially most pronounced in the Asia Pacific region. During the first three quarters of fiscal 2021 the impact has been felt throughout all the geographical areas in which we do business. Governments and companies have implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second and third quarters of fiscal 2021 as the world learned to work in different ways. Further, the outbreak has restricted the level of economic activity in the areas in which we operate and has had an adverse impact on demand for and sales of our products and services. All of our business segments across all of our geographies have been impacted as fee revenue decreased in the fourth quarter of fiscal 2020 and further decreased in the first quarter of fiscal 2021 due to a decrease in demand as clients responded to the pandemic. As a result of this and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan that was intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan included (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $30.7 million associated with severance during the three months ended April 30, 2020 and the nine months ended January 31, 2021, respectively, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization through December 31, 2020, and (iv) other cost saving measures relating to general and administrative expenses.

In the third quarter of fiscal 2021, the Company saw business conditions improve substantially from where they were in the second and first quarter with fee revenues increasing 27% in the second quarter of fiscal 2021 compared to the first quarter, and 9% in the third quarter from the second quarter of fiscal 2021 to $475.4 million, with all lines of business contributing to the improvement of fee revenue. As such, no further restructuring actions were taken in the quarter. With the sequential improvement in fee revenue and leveraging the restructured cost base, the Company experienced notably better profitability in the three months ended January 31, 2021 compared to the second quarter of fiscal 2021. As such, and similar to the decision that was made in the second quarter of the Company’s 2021 fiscal year, the Company made a decision to pay all colleagues, including our named executive officers, their full salary and non-executive directors their full retainers for the third quarter of the Company’s 2021 fiscal year as well. Employees have received such payments, subject in each case to such employee’s or director’s continued employment or service with the Company on date of payment. Beginning on January 1, 2021 salaries of our employees were fully reinstated.

While advances have been made in the science and societal and economic consequences of COVID-19, there remains significant uncertainty about the future impacts of COVID-19. On the positive side, there have been several announcements around vaccines and governments around the world have begun distributing and administering the vaccine to designated high risk individuals. In addition, the world has adopted new ways of working and interacting with substantial acceptance of business being conducted in a virtual world. On the negative side, there have been challenges in manufacturing the vaccines at scale as well as distributing and administrating to the population at large. Since the end of the second quarter of fiscal 2021, we saw governments impose additional restrictions on travel and activities, particularly in Europe and in the United States, as the number of COVID-19 cases and hospitalizations continued to increase, reaching all-time highs in the United States. At the end of the third quarter, hospitalizations started to decrease and restrictions are starting to ease in some of the jurisdictions where we operate. However, there are also new, more contagious variants of the virus that preliminarily appear to be more resistant to the vaccines. It is therefore unknown whether the easing of the restrictions will continue or be reversed. With the implementation of the plan discussed above and the improved business activity we experienced in the second and third quarter, we believe our costs are in line with our current revenue levels. However, uncertainties such as whether the new variants of the virus become the dominant strain, or whether new restrictions are imposed (or prior restrictions re-imposed), make us unable to give assurance that the rate of increase in fee revenue during the three months ended January 31, 2021, will continue in the three months ended April 30, 2021. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensation and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments). In the nine months ended January 31, 2021, Adjusted EBITDA excluded $30.7 million of restructuring charges and $0.7 million of integration/acquisition costs. In the three months ended January 31, 2021, Adjusted EBITDA excluded $0.8 million in restructuring charges, net.

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance and the identification of operating trends that may otherwise be distorted by the factors discussed above. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded to arrive at Adjusted EBITDA. Management further believes that Adjusted EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

Fee revenue was $475.4 million during the three months ended January 31, 2021, a decrease of $39.9 million, or 8%, compared to $515.3 million in the three months ended January 31, 2020 with decreases in fee revenue across Digital, Executive Search and Consulting due to a decline in demand for our products and services as a result of COVID-19, partially offset by an increase in fee revenue in RPO and Professional Search. Exchange rates favorably impacted fee revenue by $8.5 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. During the three months ended January 31, 2021, we recorded operating income of $65.2 million with the Executive Search, Consulting, Digital and RPO & Professional Search segments contributing income of $26.9 million, $22.2 million, $19.2 million, and $18.4 million, respectively, partially offset by Corporate expenses of $21.5 million. Net income attributable to Korn Ferry in the three months ended January 31, 2021 was $51.3 million, an increase of $31.3 million as compared to net income attributable to Korn Ferry of $20.0 million in the year-ago quarter. Adjusted EBITDA in the three months ended January 31, 2021 was $96.7 million, an increase of $18.6 million as compared to $78.1 million in the year-ago quarter. During the three months ended January 31, 2021, the Executive Search, Consulting, Digital, and RPO & Professional Search segments contributed to Adjusted EBITDA of $41.7 million, $27.5 million, $27.1 million and $19.6 million, respectively, partially offset by Corporate expenses net of other income of $19.3 million.

Our cash, cash equivalents and marketable securities increased by $33.8 million to $897.1 million at January 31, 2021, compared to $863.3 million at April 30, 2020. This increase was mainly due to cash from operations as a result of cost savings initiatives that were put in place, a positive effect of exchange rate changes on cash and cash equivalents and proceeds from life insurance policies, partially offset by annual bonuses earned in fiscal 2020 and paid during the first quarter of fiscal 2021, retention payments, repurchases of our common stock in the open market, capital expenditures, interest payments on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) and dividends paid to stockholders during the nine months ended January 31, 2021. As of January 31, 2021, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $145.2 million and a fair value of $164.6 million. Our vested obligations for which these assets were held in trust totaled $147.1 million as of January 31, 2021 and our unvested obligations totaled $25.4 million.

Our working capital increased by $67.3 million to $680.2 million as of January 31, 2021, as compared to $612.9 million at April 30, 2020. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months. We had $646.0 million available for borrowing under our current revolver at January 31, 2021 and April 30, 2020. As of January 31, 2021 and April 30, 2020, there was $4.0 million of standby letters of credit issued, under our credit agreement. We had a total of $10.7 million and $11.3 million of standby letters of credits with other financial institutions as of January 31, 2021 and April 30, 2020, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.5	2.5	0.6	2.4
Total revenue	100.5	102.5	100.6	102.4
Compensation and benefits	68.6	67.6	73.1	68.0
General and administrative expenses	9.9	13.8	11.2	13.3
Reimbursed expenses	0.5	2.5	0.6	2.4
Cost of services	4.2	6.0	4.0	4.4
Depreciation and amortization	3.3	2.9	3.7	2.7
Restructuring charges, net	0.2	3.5	2.4	1.2
Operating income	13.7	6.1	5.5	10.3
Net income	10.9%	4.1%	3.9%	7.2%
Net income attributable to Korn Ferry	10.8%	3.9%	3.8%	7.1%

The following tables summarize the results of our operations by segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021		2020		2021		2020
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$136,268	28.7%	$140,525	27.3%	$362,271	28.9%	$422,103	28.3%
Digital	75,791	15.9	99,389	19.3	206,807	16.5	223,097	15.0
Executive Search:
North America	106,002	22.3	106,888	20.7	266,485	21.2	332,428	22.3
EMEA	35,991	7.6	44,301	8.6	97,701	7.8	130,652	8.8
Asia Pacific	21,643	4.6	25,089	4.9	59,702	4.8	78,395	5.3
Latin America	4,468	0.9	7,283	1.4	12,419	1.0	23,140	1.6
Total Executive Search	168,104	35.4	183,561	35.6	436,307	34.8	564,615	37.8
RPO & Professional Search	95,197	20.0	91,850	17.8	249,511	19.9	282,448	18.9
Total fee revenue	475,360	100.0%	515,325	100.0%	1,254,896	100.0%	1,492,263	100.0%
Reimbursed out-of-pocket engagement expense	2,520		12,654		7,656		36,091
Total revenue	$477,880		$527,979		$1,262,552		$1,528,354

	Three Months Ended January 31,				Nine Months Ended January 31,
	2021		2020		2021		2020
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Consulting	$22,175	16.3%	$2,663	1.9%	$25,869	7.1%	$24,272	5.8%
Digital	19,214	25.4	8,463	8.5	32,410	15.7	41,036	18.4
Executive Search:
North America	17,655	16.7	21,808	20.4	32,411	12.2	80,254	24.1
EMEA	3,114	8.7	4,644	10.5	(1,596)	(1.6)	18,466	14.1
Asia Pacific	5,844	27.0	5,070	20.2	9,958	16.7	17,866	22.8
Latin America	264	5.9	1,198	16.4	(578)	(4.7)	2,999	13.0
Total Executive Search	26,877	16.0	32,720	17.8	40,195	9.2	119,585	21.2
RPO & Professional Search	18,360	19.3	14,144	15.4	33,027	13.2	44,279	15.7
Corporate	(21,471)		(26,395)		(61,969)		(75,374)
Total operating income	$65,155	13.7%	$31,595	6.1%	$69,532	5.5%	$153,798	10.3%

(1)	Margin calculated as a percentage of fee revenue by segment.

	Three Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$136,268	$75,791	$106,002	$35,991	$21,643	$4,468	$168,104	$95,197	$—	$475,360
Total revenue	$136,593	$75,967	$106,325	$36,016	$21,680	$4,468	$168,489	$96,831	$—	$477,880

Net income attributable to Korn Ferry										$51,319
Net income attributable to noncontrolling interest										269
Other income, net										(14,935)
Interest expense, net										7,298
Income tax provision										21,204
Operating income (loss)	$22,175	$19,214	$17,655	$3,114	$5,844	$264	$26,877	$18,360	$(21,471)	$65,155
Depreciation and amortization	4,051	7,403	680	345	231	193	1,449	929	1,903	15,735
Other income, net	943	494	12,611	61	323	1	12,996	242	260	14,935
Restructuring, charges, net	346	23	(5)	398	(23)	—	370	99	—	838
Adjusted EBITDA	$27,515	$27,134	$30,941	$3,918	$6,375	$458	$41,692	$19,630	$(19,308)	$96,663
Operating margin	16.3%	25.4%	16.7%	8.7%	27.0%	5.9%	16.0%	19.3%		13.7%
Adjusted EBITDA margin	20.2%	35.8%	29.2%	10.9%	29.5%	10.3%	24.8%	20.6%		20.3%

	Three Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$140,525	$99,389	$106,888	$44,301	$25,089	$7,283	$183,561	$91,850	$—	$515,325
Total revenue	$144,298	$100,663	$110,230	$45,077	$25,365	$7,351	$188,023	$94,995	$—	$527,979

Net income attributable to Korn Ferry										$19,993
Net income attributable to noncontrolling interest										963
Other income, net										(5,055)
Interest expense, net										6,919
Income tax provision										8,775
Operating income (loss)	$2,663	$8,463	$21,808	$4,644	$5,070	$1,198	$32,720	$14,144	$(26,395)	$31,595
Depreciation and amortization	4,417	5,832	847	422	329	295	1,893	979	1,742	14,863
Other income (loss), net	558	193	3,963	29	106	162	4,260	88	(44)	5,055
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	2,372	6,704
Restructuring, charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$18,699	$25,852	$26,618	$6,878	$5,505	$1,655	$40,656	$15,211	$(22,325)	$78,093
Operating margin	1.9%	8.5%	20.4%	10.5%	20.2%	16.4%	17.8%	15.4%		6.1%
Adjusted EBITDA margin	13.3%	26.0%	24.9%	15.5%	21.9%	22.7%	22.1%	16.6%		15.2%

	Nine Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$362,271	$206,807	$266,485	$97,701	$59,702	$12,419	$436,307	$249,511	$—	$1,254,896
Total revenue	$363,234	$207,027	$267,790	$97,925	$59,840	$12,419	$437,974	$254,317	$—	$1,262,552

Net income attributable to Korn Ferry										$48,264
Net income attributable to noncontrolling interest										547
Other income, net										(26,374)
Interest expense, net										21,686
Income tax provision										25,409
Operating income (loss)	$25,869	$32,410	$32,411	$(1,596)	$9,958	$(578)	$40,195	$33,027	$(61,969)	$69,532
Depreciation and amortization	12,123	21,134	2,126	1,062	756	597	4,541	2,814	5,456	46,068
Other income (loss), net	2,067	1,114	21,944	111	715	56	22,826	462	(95)	26,374
Integration/acquisition costs	—	556	—	—	—	—	—	—	181	737
Restructuring charges, net	14,223	2,947	958	8,868	181	405	10,412	3,150	—	30,732
Adjusted EBITDA	$54,282	$58,161	$57,439	$8,445	$11,610	$480	$77,974	$39,453	$(56,427)	$173,443
Operating margin	7.1%	15.7%	12.2%	(1.6%)	16.7%	(4.7%)	9.2%	13.2%		5.5%
Adjusted EBITDA margin	15.0%	28.1%	21.6%	8.6%	19.4%	3.9%	17.9%	15.8%		13.8%

	Nine Months Ended January 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$422,103	$223,097	$332,428	$130,652	$78,395	$23,140	$564,615	$282,448	$—	$1,492,263
Total revenue	$433,832	$224,371	$342,753	$132,830	$79,201	$23,211	$577,995	$292,156	$—	$1,528,354

Net income attributable to Korn Ferry										$105,748
Net income attributable to noncontrolling interest										1,890
Other income, net										(8,014)
Interest expense, net										15,186
Income tax provision										38,988
Operating income (loss)	$24,272	$41,036	$80,254	$18,466	$17,866	$2,999	$119,585	$44,279	$(75,374)	$153,798
Depreciation and amortization	13,188	13,156	2,617	1,328	1,004	938	5,887	2,961	5,163	40,355
Other income (loss), net	1,469	528	5,740	148	193	249	6,330	216	(529)	8,014
Integration/acquisition costs	—	4,332	—	—	—	—	—	—	4,987	9,319
Restructuring charges, net	11,061	7,032	—	—	—	—	—	—	—	18,093
Separation costs	—	—	—	1,783	—	—	1,783	—	—	1,783
Adjusted EBITDA	$49,990	$66,084	$88,611	$21,725	$19,063	$4,186	$133,585	$47,456	$(65,753)	$231,362
Operating margin	5.8%	18.4%	24.1%	14.1%	22.8%	13.0%	21.2%	15.7%		10.3%
Adjusted EBITDA margin	11.8%	29.6%	26.7%	16.6%	24.3%	18.1%	23.7%	16.8%		15.5%

Three Months Ended January 31, 2021 Compared to Three Months Ended January 31, 2020

Fee Revenue

Fee Revenue. Fee revenue decreased by $39.9 million, or 8%, to $475.4 million in the three months ended January 31, 2021 compared to $515.3 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $8.5 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in fee revenue across Digital, Executive Search and Consulting was primarily due to the impact of COVID-19 on economies in which we operate, reducing demand for our products and services. The decrease in fee revenue was partially offset by higher fee revenue in RPO and Professional Search.

Consulting. Consulting reported fee revenue of $136.3 million, a decrease of $4.2 million, or 3%, in the three months ended January 31, 2021 compared to $140.5 million in the year-ago quarter. The decrease in fee revenue was due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates favorably impacted fee revenue by $2.2 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $75.8 million, a decrease of $23.6 million, or 24%, in the three months ended January 31, 2021 compared to $99.4 million in the year-ago quarter. The decrease in fee revenue was due to a decline in demand for pay data and professional development products and services as a result of the contraction in economic activity primarily due to COVID-19. In addition, fee revenue was impacted by the Company’s ongoing transition to selling subscriptions and licenses as the associated revenues are recognized over a period of time versus at a point in time. Exchange rates favorably impacted fee revenue by $1.5 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter.

Executive Search. Executive Search reported fee revenue of $168.1 million, a decrease of $15.5 million, or 8%, in the three months ended January 31, 2021 compared to $183.6 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.9 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. As detailed below, Executive Search fee revenue was lower in all regions in the three months ended January 31, 2021 as compared to the year-ago quarter. The decline in fee revenue was primarily driven by the decreases in fee revenue in the consumer, industrial, financial and technology sectors due to a decrease in demand for our products and services as a result of the worldwide economic downturn associated with COVID-19.

North America reported fee revenue of $106.0 million, a decrease of $0.9 million, or 1%, in the three months ended January 31, 2021 compared to $106.9 million in the year-ago quarter. The decrease in fee revenue was due to an 8% decrease in the number of engagements billed, partially offset by a 7% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2021 compared to the year-ago quarter.

EMEA reported fee revenue of $36.0 million, a decrease of $8.3 million, or 19%, in the three months ended January 31, 2021 compared to $44.3 million in the year-ago quarter. The decrease in fee revenue was due to a 20% decrease in the number of engagements billed and a 4% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2021 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.4 million, or 5%, in the three months ended January 31, 2021 compared to the year-ago quarter. Performance in the United Kingdom, Switzerland, Germany and France were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2021 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $21.6 million, a decrease of $3.5 million, or 14%, in the three months ended January 31, 2021 compared to $25.1 million in the year-ago quarter. The decrease in fee revenue was due to a 17% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2021 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.0 million, or 4%, in the three months ended January 31, 2021 compared to the year-ago quarter. The performance in Australia, Singapore and Hong Kong were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2021 compared to the year-ago quarter.

Latin America reported fee revenue of $4.5 million, a decrease of $2.8 million, or 38%, in the three months ended January 31, 2021 compared to $7.3 million in the year-ago quarter. The decrease in fee revenue was due to a 39% decrease in the number of engagements billed partially offset by a 10% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2021 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.7 million, or 10%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in fee revenue in the region was due to lower fee revenue in Mexico, Chile and Brazil in the three months ended January 31, 2021 compared to the year-ago quarter.
RPO & Professional Search. RPO & Professional Search reported fee revenue of $95.2 million, an increase of $3.3 million, or 4%, in the three months ended January 31, 2021 compared to $91.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.9 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in RPO of $4.1 million, partially offset by lower fee revenue in Professional Search of $0.7 million.

Compensation and Benefits

Compensation and benefits expense decreased $22.3 million, or 6%, to $326.3 million in the three months ended January 31, 2021 from $348.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $5.5 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes due to a 17% decrease in average headcount as a result of actions taken to align our cost structure with the lower level of business demand. The decrease in compensation and benefits expense was also driven by a lower severance expense due to management separation costs incurred in the year-ago quarter, a decrease in integration and acquisition costs, and an increase in income from company-owned life insurance (“COLI”) policies due to death benefits recorded in three months ended January 31, 2021. These changes were partially offset by increases in performance-related bonus and an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the three months ended January 31, 2021 compared to the year-ago quarter.

Consulting compensation and benefits expense decreased by $4.3 million, or 5%, to $89.2 million in the three months ended January 31, 2021 from $93.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.5 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes due to a 20% decrease in average headcount, partially offset by an increase in performance-related bonus expense in the three months ended January 31, 2021 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended January 31, 2021 from 67% in the year-ago quarter.

Digital compensation and benefits expense decreased by $14.3 million, or 30%, to $33.9 million in the three months ended January 31, 2021 from $48.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.8 million, or 2% in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes due to a decrease in average headcount of 10%. The decrease in compensation and benefits expense was also driven by a decrease performance-related bonus expense and integration and acquisition costs that were incurred in the year-ago quarter as a result of the acquisition of the Acquired Companies. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 45% in the three months ended January 31, 2021 from 49% in the year-ago quarter.

Executive Search compensation and benefits expense decreased by $3.3 million, or 3%, to $125.4 million in the three months ended January 31, 2021 from $128.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.0 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes due to a 22% decrease in average headcount and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand in the three months ended January 31, 2021 compared to the year-ago quarter. The rest of the change was due to lower severance expense due to management separation costs incurred in the year-ago quarter, partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts and increase in performance-related bonus expense in the three months ended January 31, 2021 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 75% in the three months ended January 31, 2021 from 70% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $1.0 million, or 2%, to $66.9 million in the three months ended January 31, 2021 from $65.9 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.3 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The increase was due to higher performance-related bonus expense due to an increase in profitability and an increase in the use of contractors due to an increase in demand in RPO in the three months ended January 31, 2021 compared to the year-ago quarter. These changes were partially offset by a decrease in salaries and related payroll taxes and employer insurance due to a 14% decrease in the average headcount in the three months ended January 31, 2021 compared to the year-ago quarter as a result of actions taken to align our cost structure with the lower level of business demand. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 70% in the three months ended January 31, 2021 from 72% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $1.4 million, or 11%, to $10.9 million in the three months ended January 31, 2021 from $12.3 million in the year-ago quarter. The decrease was due to an increase in income from COLI policies due to death benefits recorded in three months ended January 31, 2021, partially offset by increases in performance-related bonus expense and in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the three months ended January 31, 2021 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses decreased by $24.1 million, or 34%, to $47.3 million in the three months ended January 31, 2021 from $71.4 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $1.6 million, or 2%, in the three months ended January 31, 2021 compared to the year-ago quarter. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease were integration/acquisition costs incurred in the year-ago quarter due to the acquisition of the Acquired Companies. General and administrative expenses, as a percentage of fee revenue, was 10% in the three months ended January 31, 2021 compared to 14% in the year-ago quarter.

Consulting general and administrative expenses decreased by $4.2 million, or 25%, to $12.5 million in the three months ended January 31, 2021 compared to $16.7 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended January 31, 2021 from 12% in the year-ago quarter.

Digital general and administrative expenses decreased by $7.8 million, or 52%, to $7.2 million in the three months ended January 31, 2021 compared to $15.0 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. The rest of the decrease was primarily due integration/acquisition costs incurred in the year-ago quarter due to the acquisition of the Acquired Companies. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended January 31, 2021 from 15% in the year-ago quarter.

Executive Search general and administrative expenses decreased by $6.4 million, or 33%, to $12.8 million, in the three months ended January 31, 2021 compared to $19.2 million in the year-ago quarter. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand. Executive Search general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended January 31, 2021 from 10% in the year-ago quarter.

RPO & Professional Search general and administrative expenses decreased by $1.9 million, or 24%, to $6.1 million in the three months ended January 31, 2021 compared to $8.0 million in the year-ago quarter. The decrease was primarily due to decreases in marketing and business development expenses and lower travel related expenses due to working from home plans in place and restrictions on employee travel. The rest of the decrease was primarily due to foreign exchange gain in the three months ended January 31, 2021 compared to foreign currency losses in the year-ago quarter. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, decreased to 6% in the three months ended January 31, 2021 from 9% in the year-ago quarter.

Corporate general and administrative expenses decreased by $3.8 million, or 31%, to $8.6 million in the three months ended January 31, 2021 compared to $12.4 million in the year-ago quarter. The decrease was primarily due integration/acquisition costs incurred in the year-ago quarter due to the acquisition of the Acquired Companies. Also contributing to the decrease were decreases in marketing and business development expenses and travel related expenses as a result of actions taken to align our cost structure in the three months ended January 31, 2021 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense decreased by $10.8 million, or 35% to $20.0 million in the three months ended January 31, 2021 compared to $30.8 million in the year-ago quarter. The decrease was due to the overall decline in fee revenue. Cost of services expense, as a percentage of fee revenue, decreased to 4% in the three months ended January 31, 2021 from 6% in the three months ended January 31, 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.7 million, an increase of $0.8 million, or 5%, in the three months ended January 31, 2021 compared to $14.9 million in the year-ago quarter. The increase was primarily from the Digital segment due to technology investments made in the current and prior year in software.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in the first quarter of fiscal 2021 and made adjustments to previously recorded restructuring accruals in the second and third quarter of fiscal 2021, and this resulted in restructuring charges of $0.8 million of severance costs during the three months ended January 31, 2021. During the three months ended January 31, 2020, we implemented a restructuring plan in order to eliminate redundant positions that were created due to the investments made in our digital business and the acquisition of the Acquired Companies. As a result, we recorded restructuring charges of $18.1 million of severance costs during the three months ended January 31, 2020.

Operating Income

Operating income increased $33.6 million, or 106% to $65.2 million in the three months ended January 31, 2021, as compared to $31.6 million in the year-ago quarter, despite the decline in fee revenue from lower demand for our products and services as a result of the COVID-19 pandemic. The increase in operating income was primarily driven by lower general and administrative expenses, compensation and benefits expense and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. The increase in operating income was also driven by a decrease in restructuring charges, net, as compared to the year-ago quarter.

Consulting operating income was $22.2 million in the three months ended January 31, 2021, an increase of $19.5 million, as compared to operating income of $2.7 million in the year-ago quarter. The increase in Consulting operating income was mainly driven by lower compensation and benefits expense, general and administrative expenses and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. The increase in operating income was also driven by a decrease in restructuring charges, net, partially offset by a decline in fee revenue during the three months ended January 31, 2021 compared to the year-ago quarter. Consulting operating income, as a percentage of fee revenue, was 16% and 2% in the three months ended January 31, 2021 and 2020, respectively.

Digital operating income was $19.2 million in the three months ended January 31, 2021, an increase of $10.7 million, or 126%, as compared to operating income of $8.5 million in the year-ago quarter. The increase in Digital operating income was mainly driven by lower compensation and benefits expense, general and administrative expenses and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. The increase in operating income was also driven by decreases in restructuring charges, net and integration/acquisition costs, partially offset by a decline in fee revenue during the three months ended January 31, 2021 compared to the year-ago quarter. Digital operating income, as a percentage of fee revenue, was 25% and 9% in the three months ended January 31, 2021 and 2020, respectively.

Executive Search operating income decreased $5.8 million, or 18% to $26.9 million in the three months ended January 31, 2021, as compared to operating income of $32.7 million in the year-ago quarter. The decrease in Executive Search operating income was mainly driven by lower fee revenue incurred during the three months ended January 31, 2021 compared to the year-ago quarter. These changes were partially offset by decreases in general and administrative expenses and compensation and benefits expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search operating income, as a percentage of fee revenue, was 16% and 18% in the three months ended January 31, 2021 and 2020, respectively.

RPO & Professional Search operating income was $18.4 million in the three months ended January 31, 2021, an increase of $4.3 million, or 30% compared to $14.1 million in the year-ago quarter. The increase in operating income was mainly driven by higher fee revenue and a decrease in general and administrative expenses, which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. The changes were partially offset by an increase in compensation and benefits expense. RPO & Professional Search operating income, as a percentage of fee revenue, was 19% in the three months ended January 31, 2021 compared to 15% in the year-ago quarter.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $31.3 million, or 157% to $51.3 million in the three months ended January 31, 2021, as compared to a net income attributable to Korn Ferry of $20.0 million in the year-ago quarter. The increase was mainly driven by decreases in general and administrative expenses, compensation and benefits expense and cost of services expense associated with actions taken to align our cost structure with the lower level of business demand. Also contributing to the increase in net income attributable to Korn Ferry was a decline in restructuring charges, net in the three months ended January 31, 2021 compared to the year-ago quarter. These changes were partially offset by a decrease to fee revenue that resulted from actions taken by various government and other authoritative bodies in response to the COVID-19 pandemic that caused a contraction in economic activity during the quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 11% and 4% in the three months ended January 31, 2021 and 2020, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $18.6 million, or 24%, to $96.7 million in the three months ended January 31, 2021 as compared to $78.1 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by decreases in compensation and benefits expense (excluding integration/acquisition costs and separation costs), general and administrative expenses (excluding integration/acquisition costs) and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by a decrease in fee revenue due to the decrease in demand for our products and services as a result of the COVID-19 pandemic. Adjusted EBITDA, as a percentage of fee revenue, was 20% in the three months ended January 31, 2021 compared to 15% in the year-ago quarter.

Consulting Adjusted EBITDA was $27.5 million in the three months ended January 31, 2021, an increase of $8.8 million, or 47%, as compared to $18.7 million in the year-ago quarter. This increase in Consulting Adjusted EBITDA was driven by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense, partially offset by lower fee revenue. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 20% and 13% in the three months ended January 31, 2021 and 2020, respectively.

Digital Adjusted EBITDA was $27.1 million in the three months ended January 31, 2021, an increase of $1.2 million, or 5%, as compared to $25.9 million in the year-ago quarter. This increase was mainly driven by decreases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding integration/acquisition costs), partially offset by a decrease in fee revenue during the three months ended January 31, 2021 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 36% and 26% in the three months ended January 31, 2021 and 2020, respectively.

Executive Search Adjusted EBITDA increased $1.0 million, or 2%, to $41.7 million in the three months ended January 31, 2021 as compared to $40.7 million in the year-ago quarter. The increase was mainly driven by decreases in general and administrative expenses and compensation and benefits expense (excluding separation costs), all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. These changes were partially offset by lower fee revenue. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% and 22% in the three months ended January 31, 2021 and 2020, respectively.

RPO & Professional Search Adjusted EBITDA was $19.6 million in the three months ended January 31, 2021, an increase of $4.4 million, or 29%, as compared to $15.2 million in the year-ago quarter. The increase was mainly driven by higher fee revenue and a decrease in general and administrative expenses, which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. The changes were partially offset by an increase in compensation and benefits expense. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 21% and 17% in the three months ended January 31, 2021 and 2020, respectively.

Other Income, Net

Other income, net was $14.9 million in the three months ended January 31, 2021 compared to $5.1 million in the year-ago quarter. The difference was primarily due to higher gains from the fair value of our marketable securities. These gains were offset by the larger increases in our deferred compensation liability that are recorded in compensation and benefits expense during the three months ended January 31, 2021 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our Notes issued in December 2019, our prior credit agreement and borrowings under the COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.3 million in the three months ended January 31, 2021 compared to $6.9 million in the year-ago quarter. The increase in interest expense, net was related to the Notes, which have a higher interest rate and a higher principal balance than the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $21.2 million in the three months ended January 31, 2021, compared to $8.8 million in the three months ended January 31, 2020. This reflects a 29.1% and 29.5% effective tax rate for the three months ended January 31, 2021 and 2020, respectively. The variability in effective tax rate is primarily due to the impact of the jurisdictional mix of earnings.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2021 was $0.3 million as compared to $1.0 million the three months ended January 31, 2020.

Nine Months Ended January 31, 2021 Compared to Nine Months Ended January 31, 2020

Fee Revenue

Fee Revenue. Fee revenue decreased by $237.4 million, or 16%, to $1,254.9 million in the nine months ended January 31, 2021 compared to $1,492.3 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.9 million in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in fee revenue across all lines of business was primarily due to the impact of COVID-19 on economies in which we operate, reducing demand for our products and services.

Consulting. Consulting reported fee revenue of $362.3 million, a decrease of $59.8 million, or 14%, in the nine months ended January 31, 2021 compared to $422.1 million in the year-ago period. The decrease in fee revenue was primarily due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates favorably impacted fee revenue by $0.9 million in the nine months ended January 31, 2021 compared to the year-ago period.

Digital. Digital reported fee revenue of $206.8 million, a decrease of $16.3 million, or 7%, in the nine months ended January 31, 2021 compared to $223.1 million in the year-ago period. The decrease in fee revenue was primarily due to the contraction in economic activity due to the COVID-19 pandemic. Exchange rates favorably impacted fee revenue by $0.5 million in the nine months ended January 31, 2021 compared to the year-ago period.

Executive Search. Executive Search reported fee revenue of $436.3 million, a decrease of $128.3 million, or 23%, in the nine months ended January 31, 2021 compared to $564.6 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.0 million in the nine months ended January 31, 2021 compared to the year-ago period. As detailed below, Executive Search fee revenue was lower in all regions in the nine months ended January 31, 2021 compared to the year-ago period. The decline in fee revenue was driven by decreases in fee revenue in all sectors due to a decrease in demand for our products and services as a result of the worldwide economic downturn associated with COVID-19 with industrial, consumer, financial services, and technology having the greatest impact.

North America reported fee revenue of $266.5 million, a decrease of $65.9 million, or 20%, in the nine months ended January 31, 2021 compared to $332.4 million in the year-ago period. The decrease in fee revenue was due to a 17% decrease in the number of engagements billed and a 3% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2021 compared to the year-ago period.

EMEA reported fee revenue of $97.7 million, a decrease of $33.0 million, or 25%, in the nine months ended January 31, 2021 compared to $130.7 million in the year-ago period. The decrease in fee revenue was due to a 22% decrease in the number of engagements billed and an 8% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2021 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $4.6 million, or 4%, in the nine months ended January 31, 2021 compared to the year-ago period. Performance in the United Kingdom, Germany, France, Netherlands and the United Arab Emirates were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2021 compared to the year-ago period.

Asia Pacific reported fee revenue of $59.7 million, a decrease of $18.7 million, or 24%, in the nine months ended January 31, 2021 compared to $78.4 million in the year-ago period. The decrease in fee revenue was due to a 15% decrease in the number of engagements billed and an 11% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2021 compared to the year-ago period. The performance in Australia, Hong Kong and Singapore were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2021 compared to the year-ago period.

Latin America reported fee revenue of $12.4 million, a decrease of $10.7 million, or 46%, in the nine months ended January 31, 2021 compared to $23.1 million in the year-ago period. The decrease in fee revenue was due to a 34% decrease in the number of engagements billed and a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2021 compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.4 million, or 15%, in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in fee revenue in the region was due to lower fee revenue in Mexico, Brazil and Chile in the nine months ended January 31, 2021 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $249.5 million, a decrease of $32.9 million, or 12%, in the nine months ended January 31, 2021 compared to $282.4 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.6 million, or 1% in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in fee revenue was due to the worldwide downturn associated with COVID-19 that resulted in lower fee revenues in Professional Search of $22.0 million and RPO of $10.9 million.

Compensation and Benefits

Compensation and benefits expense decreased by $97.0 million, or 10%, to $917.5 million in the nine months ended January 31, 2021 from $1,014.5 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.2 million in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes and a decrease in employer insurance due to an 11% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021. Also contributing to the decrease in compensation and benefits expenses was a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand, a decrease in severance expense due to management separation costs that were incurred in the year-ago period and a decrease in integration/acquisition costs in the nine months ended January 31, 2021 compared to the year-ago period. These changes were partially offset by increases in performance-related bonus expense and amounts owed under certain deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the nine months ended January 31, 2021 compared to the year-ago period.

Consulting compensation and benefits expense decreased by $32.1 million, or 11%, to $254.1 million in the nine months ended January 31, 2021 from $286.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.5 million, in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 16% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021, and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in performance-related bonus expense in the nine months ended January 31, 2021 compared to the year-ago period. Consulting compensation and benefits expense as a percentage of fee revenue increased to 70% in the nine months ended January 31, 2021 from 68% in the year-ago period.

Digital compensation and benefits expense decreased by $4.6 million, or 4%, to $108.8 million in the nine months ended January 31, 2021 from $113.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.2 million in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 3% decrease in average headcount, and a decrease in the use of contractors as a result of actions taken to align our cost structure with the lower level of business demand. The decrease in compensation and benefits expense was also impacted by a decrease in integration/acquisition costs. These changes were partially offset by an increase in commission expense. Digital compensation and benefits expense as a percentage of fee revenue increased to 53% in the nine months ended January 31, 2021 from 51% in the year-ago period.

Executive Search compensation and benefits expense decreased by $38.7 million, or 10% to $339.2 million in the nine months ended January 31, 2021 from $377.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.1 million in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in compensation and benefits expense was due to lower salaries and related payroll taxes, performance-related bonus expense, and employer insurance due to a 17% decrease in average headcount and pay cuts implemented during the first quarter of fiscal 2021, and a decrease in severance costs due to management separation costs that were incurred in the year-ago period. These changes were partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts in the nine months ended January 31, 2021 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 78% in the nine months ended January 31, 2021 from 67% in the year-ago period.

RPO & Professional Search compensation and benefits expense decreased by $17.5 million, or 9%, to $184.4 million in the nine months ended January 31, 2021 from $201.9 million in the year-ago period. The decrease was due to lower salaries and related payroll taxes and employer insurance due to a 7% decrease in the average headcount and pay cuts implemented during the first quarter of fiscal 2021 in the nine months ended January 31, 2021 compared to the year-ago period and a decrease in the use contractors as a result of actions taken to align our cost structure with the lower level of business demand. These changes were partially offset by an increase in performance-related bonus expense. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 74% in the nine months ended January 31, 2021 from 71% in the year-ago period.

Corporate compensation and benefits expense decreased by $3.9 million, or 11%, to $31.2 million in the nine months ended January 31, 2021 from $35.1 million in the year-ago period. The decrease was due to lower salaries and related payroll taxes due to a 9% decrease in the average headcount and pay cuts implemented during the first quarter of fiscal 2021 in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in compensation and benefits expense was also impacted by an increase in income from COLI policies due to death benefits recorded in the nine months ended January 31, 2021 compared to the year-ago period. These changes were partially offset by an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts.

General and Administrative Expenses

General and administrative expenses decreased by $58.4 million, or 29%, to $140.8 million in the nine months ended January 31, 2021 compared to $199.2 million in the year-ago period. Exchange rates unfavorably impacted general and administrative expenses by $0.8 million in the nine months ended January 31, 2021 compared to the year-ago period. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses, travel and related expenses and legal and other professional fees as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was a decrease in integration/acquisition costs. General and administrative expenses, as a percentage of fee revenue, was 11% in the nine months ended January 31, 2021 as compared to 13% in the nine months ended January 31, 2020.

Consulting general and administrative expenses decreased by $15.8 million, or 30%, to $36.8 million in the nine months ended January 31, 2021 compared to $52.6 million in the year-ago period. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. Consulting general and administrative expenses, as a percentage of fee revenue, was 10% in the nine months ended January 31, 2021 as compared to 12% in the nine months ended January 31, 2020.

Digital general and administrative expenses was $22.0 million in the nine months ended January 31, 2021 compared to $29.7 million in the year-ago period. The decrease was mainly due to decreases in travel related expenses and marketing and business development expenses because of actions taken to align our cost structure with the lower level of business demand. The decrease in compensation and benefits expense was also impacted by a decrease in integration/acquisition costs. Digital general and administrative expenses, as a percentage of fee revenue, was 11% in the nine months ended January 31, 2021 as compared to 13% in the nine months ended January 31, 2020.

Executive Search general and administrative expenses decreased by $19.5 million, or 34% to $38.5 million in the nine months ended January 31, 2021 compared to $58.0 million in the year-ago period. The decrease was mainly due to decreases in marketing and business development expenses, premise and office expenses and travel related expenses because of actions taken to align our cost structure with the lower level of business demand. Executive Search general and administrative expenses, as a percentage of fee revenue, was 9% in the nine months ended January 31, 2021 compared to 10% in the year-ago period.

RPO & Professional Search general and administrative expenses decreased by $5.7 million, or 24%, to $18.2 million in the nine months ended January 31, 2021 compared to $23.9 million in the year-ago period. The decrease was primarily due to lower travel related expenses due to employees working from home, restrictions on employee travel and a decrease in marketing and business development expenses. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 7% in the nine months ended January 31, 2021 compared to 8% in the year-ago period.

Corporate general and administrative expenses decreased by $9.7 million, or 28%, to $25.4 million in the nine months ended January 31, 2021 compared to $35.1 million in the year-ago period. The decrease was primarily due to decreases in integration/acquisition costs, legal and professional fees and lower marketing and business development expenses, partially offset by foreign currency losses during the nine months ended January 31, 2021 compared to foreign currency gains recorded in the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense decreased by $16.2 million, or 24%, to $50.2 million in the nine months ended January 31, 2021 compared to $66.4 million in the year-ago period. The decrease was due to the decline in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the nine months ended January 31, 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $46.1 million, an increase of $5.7 million, or 14%, in the nine months ended January 31, 2021 compared to $40.4 million in the year-ago period. The increase was primarily from the Digital segment due to the acquisition of the Acquired Companies and technology investments made in the current and prior year in software and computer equipment.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in fiscal 2021 and as a result recorded restructuring charges, net of $30.7 million of severance costs during the nine months ended January 31, 2021. During the nine months ended January 31, 2020, we implemented a restructuring plan in order to eliminate redundant positions that were created due to the investments made in our digital business and the acquisition of the Acquired Companies. As a result, we recorded restructuring charges of $18.1 million of severance costs during the nine months ended January 31, 2020.

Operating Income

Operating income decreased by $84.3 million to $69.5 million in the nine months ended January 31, 2021, compared to operating income of $153.8 million in the year-ago period. The change in operating income was primarily driven by a decrease in fee revenue due to the decrease in demand for our products and services as a result of the COVID-19 pandemic and increases in restructuring charges, net, and depreciation and amortization expenses, partially offset by decreases in compensation and benefits expense, cost of services expense and general and administrative expenses due to actions taken to align our cost structure with the lower level of business demand.

Consulting operating income was $25.9 million in the nine months ended January 31, 2021, an increase of $1.6 million, or 7%, compared to operating income of $24.3 million in the year-ago period. The change in Consulting operating income was mainly driven by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. The changes were partially offset by a decrease in fee revenue and an increase in restructuring charges, net during the nine months ended January 31, 2021 compared to the year-ago period. Consulting operating income, as a percentage of fee revenue, was 7% and 6% in the nine months ended January 31, 2021 and 2020, respectively.

Digital operating income was $32.4 million in the nine months ended January 31, 2021, a decrease of $8.6 million, or 21%, compared to operating income of $41.0 million in the year-ago period. The change in Digital operating income was mainly driven by a decrease in fee revenue and an increase in depreciation and amortization expenses, partially offset by decreases in restructuring charges, net, compensation and benefits expense and general and administrative expenses during the nine months ended January 31, 2021 compared to the year-ago period. Digital operating income, as a percentage of fee revenue was 16% and 18% in the nine months ended January 31, 2021 and 2020, respectively.

Executive Search operating income decreased $79.4 million, or 66%, to $40.2 million in the nine months ended January 31, 2021 compared to operating income of $119.6 million in the year-ago period. The change in Executive Search operating income was mainly driven by lower fee revenue and an increase in restructuring charges, net during the nine months ended January 31, 2021 compared to the year-ago period. These changes were partially offset by decreases in compensation and benefits expense and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search operating income, as a percentage of fee revenue was 9% and 21% in the nine months ended January 31, 2021 and 2020, respectively.

RPO & Professional Search operating income was $33.0 million, in the nine months ended January 31, 2021, a decrease of $11.3 million, or 26% compared to $44.3 million in the year-ago period. The decrease in operating income was mainly driven by lower fee revenue and an increase in restructuring charges, net, partially offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search operating income, as a percentage of fee revenue, was 13% in the nine months ended January 31, 2021 compared to 16% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $57.4 million to $48.3 million in the nine months ended January 31, 2021 compared to a net income attributable to Korn Ferry of $105.7 million in the year-ago period. Actions taken by various government and other authoritative bodies in response to the COVID-19 pandemic caused a severe contraction in economic activity during the period, which translated into a decrease to fee revenue. This decline in fee revenue and an increase in restructuring charges, net, were partially offset by an increase in other income, net and decreases in compensation and benefits expense, general and administrative expenses and cost of services expense associated with actions taken to align our cost structure with the lower level of business demand that resulted in lower net income attributable to Korn Ferry in the nine months ended January 31, 2021 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 4% in the nine months ended January 31, 2021 as compared to 7% in the nine months ended January 31, 2020.

Adjusted EBITDA

Adjusted EBITDA decreased by $58.0 million to $173.4 million in the nine months ended January 31, 2021 compared to $231.4 million in the year-ago period. The decrease in Adjusted EBITDA was driven by a decrease in fee revenue, partially offset by decreases in compensation and benefits expense (excluding integration/acquisition costs and separation costs), general and administrative expenses (excluding integration/acquisition costs) and cost of services expense due to actions taken to align our cost structure with the lower level of business demand. Adjusted EBITDA, as a percentage of fee revenue, was 14% and 16% in the nine months ended January 31, 2021 and 2020.

Consulting Adjusted EBITDA was $54.3 million in the nine months ended January 31, 2021, an increase of $4.3 million, or 9%, compared to $50.0 million in the year-ago period. This increase was driven by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense. Also contributing to the increase in Adjusted EBITDA was an increase in other income, net, partially offset by lower fee revenue. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 15% in the nine months ended January 31, 2021 compared to 12% in the year-ago period.

Digital Adjusted EBITDA was $58.2 million in the nine months ended January 31, 2021, a decrease of $7.9 million, or 12%, compared to $66.1 million in the year-ago period. This decrease in Digital Adjusted EBITDA was mainly driven by a decrease in fee revenue, partially offset by decreases in compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding integration/acquisition costs) during the nine months ended January 31, 2021 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 28% in the nine months ended January 31, 2021 as compared to 30% in the nine months ended January 31, 2020.

Executive Search Adjusted EBITDA decreased $55.6 million, or 42%, to $78.0 million in the nine months ended January 31, 2021 compared to $133.6 million in the nine months ended January 31, 2020. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense (excluding separation costs) and general and administrative expenses, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 18% in the nine months ended January 31, 2021 as compared to 24% in the nine months ended January 31, 2020.

RPO & Professional Search Adjusted EBITDA was $39.5 million in the nine months ended January 31, 2021, a decrease of $8.0 million, or 17%, compared to $47.5 million in the year-ago period. The decrease was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense, general and administrative expenses and cost of services expense, all of which resulted from cost savings initiatives that were put in place in response to the COVID-19 pandemic. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2021 compared to 17% in the year-ago period.

Other Income, Net

Other income, net was $26.4 million in the nine months ended January 31, 2021 compared to $8.0 million in the year-ago period. The difference was primarily due to larger gains from the fair value of our marketable securities. These gains were offset by larger increases in our deferred compensation liability that are recorded in compensation and benefits expense during the nine months ended January 31, 2021 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019, our prior credit agreement and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $21.7 million in the nine months ended January 31, 2021 compared to $15.2 million in the year-ago period. The increase in interest expense, net was related to the Notes, which have a higher interest rate than the revolver under our prior credit agreement that was outstanding for most of the nine months ended January 31, 2020.

Income Tax Provision

The provision for income tax was $25.4 million in the nine months ended January 31, 2021 compared to $39.0 million in the year-ago period. This reflects a 34.2% and 26.6% effective tax rate for the nine months ended January 31, 2021 and 2020, respectively. In addition to the impact of the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the nine months ended January 31, 2021 was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2021 was $0.5 million as compared to $1.9 million during the nine months ended January 31, 2020.

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

On November 1, 2019, we completed the acquisition of the Acquired Companies in the leadership development area for $108.6 million, net of cash acquired and actual results of operations of the Acquired Companies are included in our consolidated financial statements from November 1, 2019, the effective date of the acquisition. On November 1, 2019, we also adopted a restructuring plan to rationalize our cost structure to position us to realize efficiencies and operational improvements.

As previously discussed under the heading “Impact of COVID-19”, with the implementation of the restructuring plan that was initiated on April 20, 2020 to reduce, in part, our human capital expenditures, and the improved business activity we experienced in the second and third quarter demonstrated by an increase in fee revenue compared to the first quarter of fiscal 2021, we believe our costs are in line with our current revenue levels, but given the unpredictable and fluid nature of the pandemic and its economic consequences our revenue levels could fall below our current levels. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. As of January 31, 2021, the fair value of the Notes is $420.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We have a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) as of January 31, 2021 after $4.0 million of standby letters of credit had been issued as of January 31, 2021 and April 30, 2020. We had a total of $10.7 million and $11.3 million of standby letters of credits with other financial institutions as of January 31, 2021 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $30.4 million and $68.1 million of the Company’s stock during the nine months ended January 31, 2021 and 2020, respectively. As of January 31, 2021, $127.9 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA (a measure used by our lenders and is defined in the credit agreement) is no greater than 4.00 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

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

Cash and cash equivalents and marketable securities were $897.1 million and $863.3 million as of January 31, 2021 and April 30, 2020, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $534.3 million and $531.9 million at January 31, 2021 and April 30, 2020, respectively. As of January 31, 2021 and April 30, 2020, we held $340.5 million and $308.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2021 and 2020 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of January 31, 2021 and April 30, 2020, marketable securities of $203.0 million and $174.1 million, respectively, included equity securities of $164.6 million (net of gross unrealized gains of $19.4 million with no unrealized losses) and $141.4 million (net of gross unrealized gains of $3.6 million and gross unrealized losses of $6.5 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $157.0 million and $132.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $147.1 million and $124.6 million as of January 31, 2021 and April 30, 2020, respectively. Unvested obligations under the deferred compensation plans totaled $25.4 million and $21.7 million as of January 31, 2021 and April 30, 2020, respectively.

The net increase in our working capital of $67.3 million as of January 31, 2021 compared to April 30, 2020 is primarily attributable to increases in accounts receivable, partially offset by increases in compensation and benefits payable. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 70 days to 72 days (which is consistent with historical experience) from April 30, 2020 to January 31, 2021. The increase in compensation and benefits payable was primarily due to an increase in deferred compensation plan amount due within a year and to a lesser extent an increase in our bonus liability from April 30, 2020 to January 31, 2021. Cash provided by operating activities was $54.3 million in the nine months ended January 31, 2021, a decrease of $2.8 million, compared to $57.1 million in the nine months ended January 31, 2020.

Cash used in investing activities was $30.3 million in the nine months ended January 31, 2021 compared to $191.1 million in the year-ago period. A decrease in cash used in investing activities was primarily due cash paid for the acquisition of the Acquired Companies of $108.6 million in the year-ago period, an increase in proceeds from sale/maturities net of the purchase of marketable securities of $34.2 million and a decrease in capital expenditures of $10.9 million during the nine months ended January 31, 2021 compared to the year-ago period.

Cash used in financing activities was $55.8 million in the nine months ended January 31, 2021 compared to cash provided by financing activities of $74.1 million in the nine months ended January 31, 2020. The change in cash used in financing activities was primarily due to $168.6 million in proceeds received from long term debt, net of principal payments in the nine months ended January 31, 2020 compared to none in the current period, partially offset by a decrease of $37.7 million in repurchases of the Company’s common stock in nine months ended January 31, 2021 compared to the year-ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2021 and April 30, 2020, we held contracts with gross CSV of $247.0 million and $238.7 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $84.4 million and $92.3 million as of January 31, 2021 and April 30, 2020, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2021 and April 30, 2020, the net cash value of these policies was $162.5 million and $146.4 million, respectively.

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

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on amounts outstanding under the prior revolver was 2.94% and 3.44% for the three and nine months ended January 31, 2020.

As of January 31, 2021 and April 30, 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $3.5 million as of January 31, 2021 and $4.2 million as of April 30, 2020. As of January 31, 2021, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of January 31, 2021 and April 30, 2020. We had a total of $10.7 million and $11.3 million of standby letters of credits with other financial institutions as of January 31, 2021 and April 30, 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

Other than the factors discussed in this section and the potential impacts of the COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2021 and 2020, we recorded foreign currency losses of $1.6 million and $2.8 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Singapore Dollar, Pound Sterling, Euro, Canadian Dollar, Korean Won, Indian Rupee, South African Rand, Brazilian

Real and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2021, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.2 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of January 31, 2021, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on amounts outstanding under the prior revolver was 2.94% and 3.44% for the three and nine months ended January 31, 2020. The prior revolver was outstanding up until December 16, 2019.

We had $84.4 million and $92.3 million of borrowings against the CSV of COLI contracts as of January 31, 2021 and April 30, 2020, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

November 1, 2020 — November 30, 2020	205,000	$34.14	205,000	$128.5 million
December 1, 2020 — December 31, 2020	17,426	$41.23	15,000	$127.9 million
January 1, 2021 — January 31, 2021	1,269	$48.25	—	$127.9 million
Total	223,695	$34.77	220,000

(1)	Represents withholding of 3,695 of restricted shares to cover taxes on vested restricted shares in addition to shares purchased as part of our publicly announced programs.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $7.6 million of the Company’s common stock under the program during the third quarter of fiscal 2021.

Our Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA (a measure used by our lenders and is defined in the credit agreement), is no greater than 4.00 to 1.00 and the pro forma liquidity is at least $50.0 million. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Item 5. Other Information

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—the Impact of COVID-19” and as previously disclosed, the Company took certain proactive measures to weather the economic environment created by COVID-19. As part of these measures, each of our named executive officers agreed that each named executive officer’s base salary would be reduced by 50% for the period from May 1, 2020 through December 31, 2020. In addition, each of the non-employee members of the Board of Directors agreed to a pro-rata reduction by 50% of their annual cash retainer of $85,000 payable for the period from May 1, 2020 through December 31, 2020.

In light of the Company’s financial performance for the third quarter of fiscal 2021 and, as part of a broader program to restore the reduced cash compensation for the third quarter of fiscal 2021 for all of the Company’s employees whose base salaries were reduced, and similar to the decision that was made in the second quarter of the Company’s 2021 fiscal year, the Compensation Committee of the Board (the “Committee”) on March 10, 2021 approved the payment to the Company’s named executive officers of an amount equal to the reduced base salary not paid to such officers for the third quarter of the Company’s 2021 fiscal year, subject to applicable tax withholding and other deductions. In addition, the Committee also approved the payment to the non-employee members of the Board of an amount equal to the reduced cash retainer not paid to such Board members for the third quarter of the Company’s 2021 fiscal year, subject to such director’s continued service as a director with the Company until the date of such payment.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 11, 2021
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)