Form 10-K
period 2021-04-30
KORN FERRY
filed 2021-06-28
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of our common stock as of June 22, 2021 was 54,010,212 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,200,014,249 based upon the closing market price of $30.19 on that date of a share of common stock as reported on the New York Stock Exchange.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders scheduled to be held on September 22, 2021 are incorporated by reference into Part III of this Form 10-K.

KORN FERRY

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2021

PART I.

Item 1. Business

ABOUT KORN FERRY

Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm, synchronizing our clients’ strategy, operations and talent to drive superior business performance.

During fiscal 2021, we partnered with 13,038 organizations. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as government and nonprofit organizations. We serve approximately 94% of the Fortune 100 and 86% of the Financial Times Stock Exchange 100. We have built strong client loyalty, with 90% of our engagements in fiscal 2021 being completed on behalf of clients for whom we had conducted engagements in the previous three fiscal years.

The Company has seven reportable segments that operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organization Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data.

2.

Digital leverages an artificial intelligence (“AI”) powered, machine-learning platform to identify the best structures, roles, capabilities and behaviors needed to drive business forward. The end-to-end system combines Korn Ferry proprietary data, client data, and external market data to generate insight and recommend action.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organization fit, and salary benchmarking builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).

4.

RPO and Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas worldwide, and in the fourth quarter of our fiscal 2020, the World Health Organization declared it a pandemic. The negative business impact of the coronavirus outbreak was initially most pronounced in the Asia Pacific region. During fiscal 2021, the impact was felt throughout all the geographical areas in which we do business. Governments and companies implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second, third and fourth quarters of fiscal 2021 as the world learned to operate in different ways. Further, the outbreak has restricted the level of economic activity in the areas in which we operate and had an adverse impact on demand for and sales of our products and services throughout the pandemic. All of our reportable segments across all of our geographies have been impacted as fee revenue decreased significantly in the fourth quarter of fiscal 2020 and further decreased in the first quarter of fiscal 2021 due to a decrease in demand as clients responded to the pandemic. As a result of this and, as part of a broader program aimed at taking advantage of our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan that was intended to adjust our cost base to the current economic environment and to position us to invest in the recovery. This plan included (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $30.7 million associated with severance during fiscal 2020 and 2021, respectively, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization through December 31, 2020, and (iv) other cost saving measures relating to general and administrative expenses.

In the third and fourth quarter of fiscal 2021, the Company saw business conditions improve substantially from where they were in the first and second quarters with fee revenues increasing 27% in the second quarter of fiscal 2021 compared to the first quarter, 9% in the third quarter from the second quarter of fiscal 2021, and 17% in the fourth quarter from the third quarter of fiscal 2021 to $555.2 million, and all lines of business contributing to the improvement of fee revenue. As such, no further restructuring actions were taken. With the sequential improvement in fee revenue and leveraging of the restructured cost base, the Company experienced better profitability each quarter sequentially during fiscal 2021. In the first quarter of fiscal 2021, the Company’s results were better than anticipated, and the Company decided to pay all colleagues and Directors approximately 50% of the amount they gave up. In the second and third quarter of the Company’s 2021 fiscal year, the Company made a decision to pay all colleagues their full salary and non-executive directors their full retainers. In the fourth quarter of fiscal 2021, the Company made a decision to repay all colleagues the remaining 50% of the first quarter salary reductions, with the exception of the Senior Leadership team and the Directors. Beginning on January 1, 2021 salaries of our employees were fully reinstated.

Throughout this fiscal year, we continued to innovate to support our clients’ business needs to adapt and reconfigure strategy and talent to accelerate growth during a post-COVID-19. And, we have continued to make significant investments in our business that have strengthened our IP, enhanced our geographical presence, added complementary offerings to deepen client relationships, and broadened our capabilities. Our service delivery organizes around the Korn Ferry Potential Gap™, a model for helping clients understand how to identify and close gaps in workforce shaping, talent practices, organization design and culture to allow organizations to reach their full potential.

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

In addition, we make available on the Investor Relations portion of our website at http://ir.kornferry.com press releases and related earnings presentations and other important information, which we encourage you to review.

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

THE KORN FERRY OPPORTUNITY

With long overdue calls for social change, the pandemic, and a workforce that has been upended, it is clear that we will continue to experience more change over the next couple of years than we’ve seen in the past decade. Different work will need to get done—and work will need to get done differently. In this kind of environment in which ambiguity abounds, leaders will need to adjust, and companies will need to be agile, decisive, act and scale fast.

Aligned around our vision to be the preeminent organizational consulting firm, Korn Ferry has continued to innovate to support our clients’ business needs to adapt to this new and evolving environment. We are pursuing an ambitious strategy that will help us focus relentlessly on clients and collaborate intensively across our organization. This approach builds on the best of our past and gives us a clear path to the future with focused initiatives to increase our client and commercial impact.

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

We do this through our five core capabilities:

Core Capabilities

Organization Strategy	We map talent strategy to business strategy, designing operating models and organization structures that help companies put their plans into action.
Assessment and Succession	We identify the talent you need, compare that to the talent you have, and then help close those gaps.
Talent Acquisition	From executive search to recruitment process outsourcing (“RPO”), we help organizations attract and retain the right people across all functions, at every level.
Leadership and Professional Development	We develop leaders along every stage of their career journey with a spectrum of intensive high-touch and scalable high-tech development experiences.
Total Rewards	We help organizations pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford.

Integrated Market Offerings

Additionally, we deliver differentiated approaches for our clients through our integrated market offerings, which bring together our best thinking from across our core capabilities. These offerings, guided by an ever-changing business environment, target specific client needs and demonstrate Korn Ferry’s competitive advantage and durability.

•

Workforce Transformation - Post COVID-19, we anticipate that organizations will operate more virtually, communicate with workforces differently, consider deploying less contingent labor and will retrain and reskill workers to meet changing needs. Korn Ferry delivers successful workforce transformation by assessing the current organization – structure, culture, leadership, people performance – and benchmarking against the organization needed to meet the changes to drive real workforce transformation.

•

Diversity, Equity & Inclusion - We help organizations build diverse and inclusive organizations, unlocking the power and potential of all their people, through a systematic approach to building inclusive organizations to deliver superior organization performance.

•

Accelerating Revenue Growth – Today’s selling environment is more complex with sales teams being challenged to deliver value. In order to do this, sellers need the right tools, training and approach to deliver success. Korn Ferry combines our technology and methodology to help organizations accelerate their revenue growth.

•

People Cost Optimization - In this disruptive world, there can be increased pressure to cut costs and drive efficiency. We work with leaders to manage the key drivers of cost – organization, people, and rewards. We put in place strategies to help cost reductions stick, performance is maintained, and growth is achieved – making client organizations fit for the future.

From core through integrated, across our solution portfolio, we have the advantage of best-in-class solutions, products and talent, coupled with deep market expertise, to deliver a seamless approach to organization, talent and reward strategies. Our change management capabilities further support our clients, through the successful execution of their transformational strategies and the effective implementation of their people and culture programs.

OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

We work across five capabilities all of which are fueled by robust IP, data and our digital suite of platforms and technology. Our capabilities are intended to cover the whole talent journey, each one thereby strengthening our work and thinking in the next. By bringing together our industry knowledge, methodology, measurements, and data insights, we can not only benchmark clients against the best but also help them make the changes necessary to achieve their optimal performance. We seek to offer a complete view of the talent they need and the talent they have. We endeavor to know if their rewards are fair and effective and we strive to align their structures, role profiles, and people to support the strategy so that clients know where to focus their efforts to create lasting change in the organization.

The Korn Ferry Intelligence Cloud

At the core of our approach is deep IP, rich data, and research that informs smarter, more data-driven outcomes for our clients.

The Korn Ferry Intelligence Cloud uses descriptive and predicative analytics to provide insights and recommend actions, helping organizations enable business strategies through their talent.

With more than five billion total data points, including approximately 87 million assessment results, seven million employee engagement survey responses, and reward data for 25 million employees across over 26,000 organizations and more than 150 countries, our Intelligence Cloud fuels our services, solutions and products, bringing clients a research-based foundation to support their decision-making process.

The result is data-driven decisions to help clients speed up their business transformation — whether that is assessing and optimizing the talent they have, identifying the talent they want, or hiring the talent they need.

The Korn Ferry Institute

The Korn Ferry Institute, our research and analytics arm, develops robust research, innovative IP, and advanced analytics that enable Korn Ferry colleagues to engage clients and partner with people and organizations to activate their potential and be successful.

At the highest level, the Korn Ferry Institute is built on three core pillars:

1.

Robust Research and Thought Leadership to anticipate and innovate: We explore trends and define leadership, human and organizational performance for a fast-changing economy. For example, our researchers recently identified the underlying drivers for organizational transformation highlighted in our high-impact Radically Human Transformation solution.

2.

Science-Based IP to enable growth: We develop and measure what is required for success at work in the new economy. During the pandemic, we identified eight distinctive Personas to link assessment insights to scalable development journeys and optimize learning and resiliency.

3.

Client Advanced Analytics and Data Management to generate insights: We integrate and build upon our datasets and external data using advanced modeling and artificial intelligence to produce predictive insights and deliver demonstrable client impact. Recent client projects include identifying levers for behavioral and structural inclusion (DE&I), predicting performance using KF assessment, engagement and pay data, and identifying capabilities that correlate most highly with organizational effectiveness and performance.

In the fiscal year ahead, we will continue to innovate, with the goal of driving even greater business and societal impact as we focus on leveraging neuroscience, bolstering climate change resiliency, leading in a network economy, building a diverse pipeline of inclusive, equitable organizations, and defining the future of leadership.

INDUSTRY TRENDS

The emergence of COVID-19 is an event of historic magnitude, with repercussions that will undoubtedly be felt for years. There is virtually no company or industry that has not been impacted by the crisis, forcing them to evolve their talent processes and find new ways to deliver customer value as they lead employees through this uncertainty and change. And, while the world battles this pandemic and the resulting adverse economic and humanitarian consequences, we are seeing an equally charged uprising in the United States over racial injustice driving an agenda for social equality. It’s a challenging business environment, and organizations are increasingly turning to partners like Korn Ferry to synchronize their strategy with their talent as an answer to these pressing business challenges, specifically:

▪	Creating cultures of inclusion where diversity is intrinsically valued; where every individual can contribute fully.
▪	Pivoting from in-person/classroom delivery and training to a model where services and solutions are consumed virtually.
▪

Developing employee experience (EX) and communications programs to improve declining morale, leading employees through change to maintain employee engagement and purpose in post COVID-19 working environments.

▪	Managing the increased demand for career transition, outplacement and leadership coaching services as part of talent strategy and organizational change.
▪	Managing potential market volatility by optimizing cost in reward structures and workforce mix to sustain productivity.
▪	Achieving growth and cost synergies from M&A transactions without destroying employee engagement.
▪	Having the right people, mindsets and structures to achieve successful digital transformations.
▪	Accelerating revenue in the post COVID-19 economy through sales team transformation, sales force effectiveness training and an enhanced customer experience.
▪

Transitioning to the workforce of the future to address changes in work such as the need for greater agility and new roles being created by technology, plus changes to worker preferences such as remote working.

▪

Changing ingrained ways of thinking and building strategies that energize employees and drive performance in the face of disruptive change. Developing leaders, with unique needs, at all levels and delivering superior results, at scale.

In addition, we believe the following factors will have a long-term positive impact on our industry:

▪

Companies are actively in search of trusted advisors that can offer a full suite of organizational consulting products and solutions, to manage the multiple needs of their business on a global scale using a common language and technology platform.

▪

Over the next decade, demand for skilled workers will outstrip supply, resulting in a global talent shortage. Organizations must make talent strategy a key priority and take steps now to educate, train and upskill their existing workforces to attract and develop next generation talent, including adopting Gen Z into the workforce, embracing AI to increase hiring efficiencies and focusing on the need to recruit hard-to-find skill sets.

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
▪

Companies are increasingly operating in an environment in which they are answerable not just to investors but also to the perceptions and expectations of employees and society and the subsequent need to align company culture around societal and purpose driven goals – Environmental, Social and Governance (ESG).

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

▪

Executive pay is under a perpetual spotlight, making it imperative that organizations get this right to ensure the public trust and establish a functional compensation strategy that starts right at the top and helps to drive retention and close the diversity pay gap.

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

GROWTH STRATEGY

Our objective is to expand our position as the preeminent organizational consulting firm. In order to meet this objective, we will continue to pursue our multi-pronged strategy:

Drive a One Korn Ferry Go-to-Market Strategy

Our synergistic go-to-market strategy, bringing together our core solutions, is driving more integrated, scalable client relationships. This is evidenced by the fact that approximately 70% of our revenue comes from clients that have utilized multiple lines of our business. To better compete in the market, we will continue to evolve from our traditional line of business segmentation to integrated solutions along industry lines.

A pillar of our growth strategy is our Marquee and Regional Accounts program. This program drives significant global and regional strategic account development and provides a framework for all our client development activities as we successfully deepen client relationships. Our Marquee and Regional Accounts program now comprises approximately one-third of our global fee revenue. In the year ahead, we will continue to expand our account management activities. This includes driving consistent account selection, assignment, planning and execution; implementing account-based marketing; optimizing the pipeline and opportunity process; integrating our best thinking across solutions; and hiring additional dedicated account leaders. The success of this approach has now been extended to include a broader set of Regional Accounts to be serviced with this same attention and care.

Deliver Client Excellence and Innovation

Technology is positioned to reshape the future of work and with it, the workforce as we know it today. Market innovations contribute to more accurate, faster, cost-effective, and impactful business and human decisions. Our firm is uniquely positioned here. We have a set of assets that are critical to such decisions: deep science on organization and human motivation, data on talent, work and rewards, and proven products and solutions.

The scientists in our Korn Ferry Institute in partnership with the technologists in our Digital business are focusing on this future, developing new software-as-a-service (“SaaS”) -based HR tech solutions. At the heart of this, is the new Korn Ferry Intelligence Cloud™, an integrated digital platform that brings together proprietary internal and external market data. This platform, powered by artificial intelligence, is trained by our more than 50 years of empirical data and feeds a suite of applications for recruiting, assessing, and advancing talent. These applications allow us to create meaningful impact across our clients’ business, from organizational development and job profiling to selection, training, individual and team development, succession planning, M&A, DE&I, digital transformation and more. This SaaS model creates revenue durability and helps us generate wider and more long-term relationships with our clients through large scale and technology-based solutions. Digital, with its discrete capabilities, also enables us to engage businesses we might not have previously worked with when a comprehensive consulting solution was not required or cost was a barrier. We continue to seek ways to further scale these profitable products to our global clients.

Beyond our core business-to-business (“B2B”) business, we continue our expansion into the consumer market. More than 120,000 consumers have registered and are using Korn Ferry Advance, our business-to-consumer offering, since it launched in the United States (the “U.S.”) in July 2017. Korn Ferry Advance will continue to leverage cutting-edge technology as well as the greatest asset we have—our consultants. Korn Ferry Advance is also being used to deliver our Consulting business, primarily in leadership and professional development.

Create the Top-of-Mind Brand in Organizational Consulting

Along with our people and IP, the Korn Ferry brand is the strongest asset of the Company. Positioning Korn Ferry as the preeminent global organizational consultancy and demonstrating our ability to drive business performance through people remains the goal of our global marketing program.

We evolved our brand and value proposition post-COVID-19 to focus messaging on enabling people and organizations to exceed their potential by solving their biggest people challenges around performance, leadership, recruitment, culture, team, and development. The Korn Ferry Potential Gap is our One Korn Ferry story to help clients close the gap between where they are now and where they need to be – having the right talent, in the right roles, with the proper structure, to achieve sustainable growth.

The Korn Ferry brand is brought to market via two distinct channels: primarily through B2B and in the early stage of business-to-consumer (“B2C”). In both instances, we communicate key core values about what we do, expressing that we are ‘more than’ as well as inspiring action in the way our customers run their businesses and in the way that individuals approach their careers. We are executing against our strategy with these priorities in mind:

▪

One Korn Ferry—We will partner with internal and external stakeholders to advance a differentiated one Korn Ferry story and brand that minimizes operational risks, engages our employees, resonates in the broader market, and becomes a platform for differentiation and sustainable growth.

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

OUR ORGANIZATION

The Company’s seven reportable segments operate through four lines of business: Consulting, Digital, Executive Search, and RPO & Professional Search. Consulting, Digital, and RPO & Professional Search are managed on a global basis with operations in North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America. Our Executive Search business is managed and reported on a geographic basis across four regions and represents four of the Company’s reportable segments: Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America.

While our segments stand as separate operating units, they are united as we work in the service of our clients. Notably, the close alignment of our Consulting and Digital practices has enabled us to create integrated solutions that continue to drive larger projects with greater sustainability and more durable revenues.

Consulting

Overview—Korn Ferry helps clients design their organization—the structure, roles and responsibilities—and shows them the best way to develop, motivate and compensate their people. Our focus is on making change happen and helping people and organizations exceed their potential. Through our talented colleagues, robust solutions and IP, our consultants can help solve the most disruptive and challenging organizational and talent problems facing clients.

Our Consulting team is comprised of top leadership and organizational consultants and thought leaders, working in 82 cities in 49 countries. Our consultants are predominately recruited from local markets, so they are sensitive to local issues, but work together in global teams, resulting in larger opportunities with greater client and commercial impact. Within Consulting, we offer the following core capabilities:

Organizational Strategy: We map talent strategy to business strategy, designing operating models and organization structures that help companies put their plans into action.

Assessment and Succession: We identify the talent clients need, compare that to the talent they have, and then help close those gaps.

Leadership and Professional Development: We develop leaders along every stage of their career journey with a spectrum of intensive high-touch and scalable high-tech development experiences.

Total Rewards: We help organizations pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford.

These solutions are bundled into integrated market offerings (Workforce Transformation, DE&I, Accelerating Revenue Growth, People Cost Optimization) that include our IP and data and reflect our best thinking across our solutions, enabling us to develop innovative and differentiated approaches to our clients’ most pressing business challenges.

We partner with some of the world’s most admired organizations in the creation and execution of talent strategy. We accomplish this through consulting solutions that address how people work and show how to nurture them so that their strategies succeed. We capitalize on the breadth of our IP, service offerings and expertise to do what is right for the client—transforming ideas into actionable insights. Clients can depend on our solutions to be data backed, market tested and agile.

Client Base—During fiscal 2021, the Consulting segment partnered with approximately 4,500 clients across the globe and 27% of Consulting’s fiscal 2021 fee revenue was referred from Korn Ferry’s other lines of business. Our clients come from the private, public, and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—The people and organizational consulting market is fragmented with different competitor sets for each of our core solutions. It is also extremely competitive, as companies are increasingly seeking ways to synchronize their strategy and talent to drive superior business performance. Our competitors include consulting organizations affiliated with accounting, insurance, information systems and strategy consulting firms. Although such firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of leadership and HR consulting.

Digital

Overview—As the world changes, organizations need to be agile, decisive, and to act and scale fast. Korn Ferry Digital empowers leaders to reach their goals by optimizing the potential of their people.

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

Our Digital solutions cover the talent journey:

▪	Korn Ferry Assess: our assessment solution helps clients understand, develop and leverage talent
▪	Korn Ferry Listen: customized employee engagement programs
▪	Korn Ferry Pay: market-leading compensation data and tools for employee rewards programs
▪	Korn Ferry Recruit: AI-enabled talent acquisition tools that streamline hiring
▪	Korn Ferry Select: our pre-hire assessment to help clients find and hire the best talent

Our Digital team is comprised of top leadership, organizational consultants and thought leaders, located in 67 cities in 47 countries. Our experts are predominately recruited from local markets, so they are sensitive to local issues, but work together in global teams, resulting in larger opportunities with greater client and commercial impact.

Client Base—During fiscal 2021, the Digital segment partnered with approximately 7,900 clients across the globe and 35% of Digital’s fiscal 2021 fee revenue was referred from Korn Ferry’s other lines of business. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—The competitor landscape is fragmented. We compete with specialist suppliers, boutique and large consulting companies in each solution area. One of our advantages is the way we have linked our data, IP, and our technology platform. This allows us to provide an end-to-end view of talent. We are able to show what success looks like across more than 4,000 roles, and our Success Profile model provides a holistic way to look at a job from multiple angles, providing connectivity from people to strategy.

Executive Search

Overview—Korn Ferry helps clients attract and hire leaders who fit with their organization and make it stand out. Our services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers, chief human resource officers and other senior executive officers.

All our reportable segments within the Executive Search business line provide services that concentrate on searches for positions with average annual cash compensation of $360,000 or more, or comparable compensation in foreign locations. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn Ferry, typically charge a fee for their services equal to approximately one-third of the first-year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

As part of this retainment, we assemble a team of consultants with appropriate geographic, industry and functional expertise. We utilize a standardized and differentiated approach to placing talent that integrates our research-based IP with our practical experience. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2021, we executed more than 5,400 new executive search assignments.

Industry Specialization—Consultants organized in six broad industry groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industries and geographies.

We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2021 Assignments Opened by Industry Specialization

Global Industries:
Industrial	29%
Financial Services	21%
Life Sciences/Healthcare Provider	19%
Consumer	13%
Technology	13%
Regional Specialties (U.S.):
Education/Not-for-Profit	5%

Functional Expertise—We also have organized executive search centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the firm. Their work is with CEOs and in the boardroom, and their expertise is in organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2021 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	75%
Finance and Control	7%
Marketing and Sales	6%
Information Systems	5%
Manufacturing/Engineering/Research and Development/Technology	4%
Human Resources and Administration	3%

Regions

North America—In fiscal 2021, the region opened more than 2,500 new engagements with an average of almost 250 consultants.

EMEA—In fiscal 2021, the region opened more than 1,500 new engagements with an average of nearly 170 consultants.

Asia Pacific—In fiscal 2021, the region opened almost 1,000 new engagements with an average of almost 90 consultants.

Latin America—In fiscal 2021, the region opened more than 400 new engagements with an average of more than 35 consultants.

Client Base—Our more than 3,600 Search engagement clients in fiscal 2021 include many of the world’s largest and most prestigious public and private companies.

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

RPO: In fiscal 2021, Korn Ferry was recognized as one of the top RPO providers in the Baker’s Dozen list, marking our 14th consecutive year on the list. We were also named a leader on the Everest PEAK Matrix for four years running and achieved star performer status in 2021, with an improved leader position from 2020. Through decades of experience, we have enhanced our RPO solution to deliver quality candidates that drive our clients’ business strategies. We leverage proprietary IP and data sets to guide clients on the critical skills and competencies to look for, compensation information to align with market demand, and assessment tools to ensure candidate fit. In fiscal 2021 we introduced Nimble, a new, fully integrated recruitment technology solution incorporating Candidate Relationship Management, AI Assistance & Screening and Korn Ferry Assessments.

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

Client Base—During fiscal 2021, the RPO & Professional Search segment partnered with more than 2,000 clients across the globe and 50% of RPO & Professional Search’s fiscal 2021 fee revenue was referred from Korn Ferry’s Consulting and Digital and all four reportable segments in the Executive Search line of business.

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

HUMAN CAPITAL

At Korn Ferry, talent truly matters. We believe it is how organizations succeed, opportunities arise and greatness happens. When people are in the right roles and engaged, ideas come to life, businesses grow and the leaders who will shape tomorrow emerge. We aim to continue making Korn Ferry a place that energizes, develops, rewards, and empowers people to pursue their passions and help our business succeed.

We operate in 101 offices in 53 countries, enabling us to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2021, we had 7,889 full-time employees, including 2,669 consultants and execution staff who are primarily responsible for originating client services. Of this, 1,527 were Executive Search employees consisting of 524 consultants and 1,003 associates, researchers, administrative and support staff. Our Consulting segment had 1,923 employees as of April 30, 2021, consisting of 1,565 consultants and execution staff and 358 associates, researchers, administrative and support staff. Our Digital segment had 1,200 employees as of April 30, 2021, consisting of 295 consultants and 905 associates, researchers, administrative and support staff. Our RPO & Professional Search segment had 3,071 employees as of April 30, 2021, consisting of 285 consultants and 2,786 administrative and support staff. Corporate had 168 professionals as of April 30, 2021. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

We have assembled a wealth of talent that is rewarded based on performance. Our Company brings together a wide range of disciplines and professions—everything from academic research and technology development to executive recruiting, consulting, and business leadership. We are also a culturally diverse organization. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives, and generate innovative ideas. We are recognized by our clients and within the industry for our company culture and excellent work. Some highlights from fiscal 2021 include:

▪	Leader, Sales Training Service Providers (Gartner Magic Quadrant)
▪	Leader and Star Performer on the 2021 PEAK matrix (Everest)
▪	Pacesetter, Workforce Management Services (ALM Intelligence)
▪	Leader, Recruitment Process Outsourcing (RPO) (NelsonHall’s Vendor Evaluation and Assessment (NEAT))
▪	America’s Best Executive Recruiting Firm (Forbes Magazine)
▪	2021 Perfect score 100 on Human Rights Campaign Foundation’s Corporate Equality Index which measures equality for LGBTQ colleagues
▪	2020 100 Best Companies for Moms (Working Mother)
▪	2020 Best Companies for Dads (Working Mother)
▪	2020+ Top Companies for Executive Women (Working Mother)
▪	Best Companies for Women (Women’s Choice Award)

Our People

We continue to invest in building a world-class organization that is aligned to our strategy and is staffed by a skilled, motivated and agile workforce. We know our people are key to our business success. Key initiatives in this area include:

Safety and Well-Being

In response to the pandemic, we developed and implemented new practices designed to prioritize the health and safety of our employees and clients. In March of 2020, we halted travel, closed all offices and shifted to a work-from-home approach, reopening offices only when local governments deemed it safe and even then, required adherence to social distancing protocols, offered access to personal protective equipment, established occupancy limits, enhanced cleaning procedures and increased visibility and access to mental health and other wellness offerings.

Workplace and Culture

We work to foster a supportive, respectful culture where everyone feels valued for their contribution. It starts with our values of Inclusion, Honesty, Knowledge and Performance. Under these values, we seek to embrace people with different points of view. We say what we mean and do what we say. We hold ourselves to the highest standards and make it safe for people to speak out when they see something wrong. We actively help our colleagues grow, develop with mentoring and support and we never settle for the status quo. We always strive to be better today than we were yesterday and do our best for our clients, colleagues, and shareholders.

Diversity, Equity and Inclusion

Inclusion is intentionally the first of our four core values and a pillar of our firm. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives and generate innovative ideas. Equally important, it means we can think and act globally—just like our clients. In fiscal 2021, hundreds of our leaders worldwide participated in our Conscious Inclusion training program. This training is a part of a series of other firm-wide inclusion culture efforts to increase individual and team engagement and contribution.

Mentorship, Training and Career Development

We are focused on teaching and mentoring to support the career growth and success of our colleagues and believe these efforts have fostered stability and expertise in our workforce. Development happens broadly throughout the organization from formal mentoring using KF Advance, and direct training on our learning management platform, iAcademy, to a range of career and leadership programs such as our Mosaic program for diverse high-potentials, Leadership U PLUS for all Korn Ferry colleagues, a leadership development program for all interested colleagues, and Leadership U for Korn Ferry Plus, which supplements our core learning program with individual and group coaching. In fiscal 2021, we promoted more than 1,000 colleagues across our four lines of business and Corporate.

Benefits

We offer competitive benefits across the globe that are customized within each country we operate in based on market prevalence and cultural relevance. The Korn Ferry Cares benefits strategy focuses on keeping our colleagues and their families healthy – physically, emotionally, financially and socially. Our progressive benefit offerings in the U.S. helped us earn top recognitions as a best employer by Working Mother Magazine and the Human Rights Campaign.

Our Community

Its not just about our people, its about all people. Korn Ferry supports philanthropic organizations and is actively engaged and dedicated to have a positive impact in the communities where we work and live. Our offices and colleges worldwide take part in community services through a variety of organizations and programs. Not only do we proudly contribute financially to many organizations but we provide a work environment that is supportive of employees opportunities to volunteer in their local communities.

In addition in 2020, we created the Korn Ferry Charitable Foundation, a 501(c)(3) non-profit organization. The Foundation’s mission is have real impact by helping people exceed their potential; whether that is in the boardroom, the classroom or their living room. The first major initiative of the Foundation is Leadership U for Humanity. This initiative seeks to help underrepresented populations strength their leadership skills and enhance their careers through personalized one-on-one coaching, leadership development training and leveraging other Korn Ferry intellectual property

Volunteering in our Communities

We are committed to making a difference in our communities and the world. We proudly contribute financially to organizations and causes that we believe will significantly impact the greater good. We believe that donating our time, talent and resources is equally as important. So, we provide a work environment that gives our employees opportunities to volunteer in local communities. Our offices and colleagues worldwide take part in community service through a variety of organizations and programs.

Item 1A. Risk Factors

The discussion below describes the material factors, events, and uncertainties that make an investment in our securities risky, and these risk factors should be considered carefully together with all other information in this Annual Report, including the financial statements and notes thereto. It does not address all of the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also arise and impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by the occurrence of any of these risks.

Risks Related to Our Business

We face various risks related to health epidemics, pandemics, and similar outbreaks, such as COVID-19. COVID-19 has been negatively impacting the operations and financial performance of many of the clients we serve. The ultimate magnitude of COVID-19 and of any future pandemics or similar outbreaks, will depend on a variety of factors, including its duration, related restrictions and operational requirements that apply to our business and the businesses of our clients, and the state of the global economy, the full extent of which cannot be predicted at this time.

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks. The COVID-19 pandemic has caused, and is expected to continue to cause, a global slowdown in economic activity, a decrease in demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the pandemic and its economic consequences are uncertain, vary by region, are rapidly changing and difficult to predict, its full impact on our operations and financial performance, as well as its impact on our near-term ability to successfully execute our strategic objectives, remains similarly uncertain and difficult to predict. Further, the pandemic’s ultimate impact depends in part on many factors not within our control and which may vary by region

(heightening the uncertainty as to the ultimate impact COVID-19 may have on our operations and financial performance), including (1) restrictive governmental and business actions (including travel restrictions, work from home requirements, and other workforce limitations), (2) economic stimulus, funding and relief programs and other governmental economic responses, (3) the effectiveness of governmental actions, (4) economic uncertainty in key global markets and financial market volatility, (5) levels of economic contraction or growth, (6) the impact of the pandemic on health and safety, (7) the pace of recovery if and when the pandemic subsides, including the rollout of vaccines, and (8) how significantly the number of cases increases as economies begin to open up and the restrictive governmental and business actions referred to above are relaxed.

Further, the COVID-19 pandemic has subjected our operations and financial performance to a number of risks, including those discussed below, which may also re-occur in any future pandemic:

▪

Operations-related risks: Across all of our businesses, we are facing increased operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, cybersecurity risks, and restrictions on the movement of people, both at our own offices and at those of our clients and our suppliers. In addition, as we start to re-open offices in certain jurisdictions, we face additional employee health and safety concerns.

▪

Client-related risks: Our clients have been and will be disrupted by quarantines, fluctuations in their financial condition, and restrictions on employees’ ability to work and office closures. Such disruptions have and may continue to restrict our ability to provide products and services to our clients (or for clients to pay for such products and services) and have also and may continue to reduce demand for our products and services.

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

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. For example, much of our corporate staff are based in California, which has a high level of risk from wildfires and earthquakes. The impacts of climate change may heighten or exacerbate the occurrence of such events. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

We are limited in our ability to recruit candidates from certain of our clients due to off-limit agreements with those clients and for client relation and marketing purposes; such limitations could harm our business.

Either by agreement with clients, or for client relations or marketing purposes, we are required to or elect to refrain from, for a specified period of time, recruiting candidates from a client when conducting searches on behalf of other clients. These off-limit agreements can cause us to lose search opportunities to our competition. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive and professional searches for the client. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

We face significant competition: competition in our industries could result in lost market share, reduced demand for our services, and/or require us to charge lower prices for our services, which could adversely affect our operating results and future growth.

We continue to face significant competition to each of our services and product offerings. The human resource consulting market has been traditionally fragmented and a number of large consulting firms, such as McKinsey, Willis Towers Watson and Deloitte are building businesses in human resource consulting to serve these needs. Our consulting business line has and continues to face competition from human resource consulting businesses. Many of these competitors are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Digital Products in the human resource market has been traditionally fragmented and a number of firms such as AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textio offer competitive products. Competitors in the digital marketplace are a combination of large, well-capitalized firms and niche players who have received multiple rounds of private financing. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

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

We compete with other executive and professional search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2021, our top three consultants in Executive Search (including all four reportable regional segments) and in our Consulting segment had generated business equal to approximately 1% and 2% of our total fee revenues, respectively. Furthermore, our top ten consultants in Executive Search (including all four reportable regional segments) and in our Consulting segment had generated business equal to approximately 3% and 4% of our total fee revenues, respectively. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Consulting, Digital or RPO & Professional Search, or maintain the quality of service to which our clients are accustomed, as well as the ability of a departing consultant to move business to his or her new employer, could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant at another executive search or consulting firm. Failing to limit departing consultants from moving business or recruiting our consultants to a competitor could adversely affect our business, financial condition and results of operations.

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

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, the demands on our business and our operating and legal risks may increase.

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

We are exposed to potential claims with respect to the executive search process and our consulting services, among numerous other matters. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract; a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search; and a candidate or employee could assert an action against us for alleged discrimination, violations of labor and employment law or other matters. Also, in various countries, we are subject to data protection, employment and other laws impacting the processing of candidate information and other regulatory requirements that could give rise to liabilities/claims. Client dissatisfaction with the consulting services provided by our consultants may also lead to claims against us.

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

We are subject to numerous and varied government regulations across the jurisdictions in which we operate.

Our business is subject to various federal, state, local, and foreign laws and regulations that are complex, change frequently and may become more stringent over time. Future legislation, regulatory changes or policy shifts under the new U.S. administration or other governments, could impact our business. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to comply with these laws, and our businesses are also subject to an increasing degree of compliance oversight by regulators and by our clients. In addition, our Digital services and increasing use of technology in our business expose us to data privacy and cybersecurity laws and regulations that vary and are evolving across jurisdictions. These and other laws and regulations, as well as laws and regulations in the various states or in other countries, could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us from private legal actions, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.

Our business and operations are impacted by developing laws and regulations, as well as evolving investor and customer expectations with regard to environmental matters, including the impacts and actions needed to address climate change.

We are subject to evolving local, state, federal and/or international laws, regulations, and expectations regarding the environment and climate change. These requirements and expectations may increase the time and cost of our efforts to monitor and comply with those obligations; limit the extent, frequency, and modality with which our consultants travel; and expose us to liability. Within our own operations, we face additional costs from rising energy costs which make it more expensive to power our corporate offices.

The impacts of climate change present notable risks, including damage to assets and technology caused by extreme weather events linked to climate change.

Risks Related To Our Profitability

We may not be able to align our cost structure with our revenue level, which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.

Our efforts to align our cost structure with the current realities of our markets may not be successful. When actual or projected fee revenues are negatively impacted by weakening customer demand, we have and may again find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. In fiscal 2020, due to the decrease in fee revenue as a result of COVID-19 and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, the Company developed and implemented a plan that was intended to adjust our cost base to the then-current economic environment and to position us to invest in the recovery. This plan included (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in in restructuring charges of $40.5 million and $30.7 million associated with severance during fiscal 2020 and 2021, respectively, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization through December 31, 2020, and (iv) other cost saving measures relating to general and administrative expenses. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants.

Our profitability depends, to a large extent, on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including: the number and size of client engagements; the timing of the commencement, completion and termination of engagements (for example, the commencement or termination of multiple RPO engagements could have a significant impact on our business, including significant fluctuations in our fee revenue, since these types of engagements are generally larger, in terms of both staffing and fee revenue generated, than our other engagements); our ability to transition our consultants efficiently from completed engagements to new engagements; the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate; unanticipated changes in the scope of client engagements; our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and conditions affecting the industries in which we practice, as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including: our clients’ perception of our ability to add value through our services; the market demand for the services we provide, which may vary globally or within particular industries that we serve; an increase in the number of clients in the government sector in the industries we serve; the introduction of new services by us or our competitors; our competition and the pricing policies of our competitors; and current economic conditions.

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements and these estimates may not be accurate. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended April 30, 2021, 2020, and 2019, fixed-fee engagements represented 26%, 25%, and 27% of our revenues, respectively.

Risks Related To Accounting and Taxation

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

As of April 30, 2021, we had approximately $400.0 million in total indebtedness outstanding, and $646.0 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) provided for under our Credit Agreement (the “Credit Agreement”) that we entered into on December 16, 2019, with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.

Specifically, our level of debt could have important consequences to us, including the following: it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt; our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, including the Notes, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes; we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited; our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Credit Agreement and the indenture governing our Notes; our ability to borrow additional funds or to refinance debt may be limited; COVID-19 could impact our ability to draw on the revolver or result in a credit downgrade; and it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Revolver bears interest at variable rates.

Despite our indebtedness levels, we and our subsidiaries may still incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may incur substantial additional indebtedness in the future. The Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of April 30, 2021, we had $646.0 million of availability to incur additional secured indebtedness under our Revolver.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates fluctuate. As a result, interest rates on the Revolver or other variable rate debt offerings could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness, if any, would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. In addition, a transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Revolver. In July 2017, the Financial Conduct Authority of the U.K. announced that it plans to phase out LIBOR by the end of calendar year 2021. On March 5, 2021, however, the ICE Benchmark Administration (the “IBA”), the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. Our borrowing arrangements provide for alternative base rates, but such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

The Credit Agreement and the indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things: incur or guarantee additional debt or issue capital stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of subsidiaries to make dividends, distributions or other payments to us or the guarantors; in the case of the indenture governing our Notes, designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell assets.

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

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Some U.S. states, including California, have also enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, such as the

California Consumer Privacy Act and California Privacy Rights Act, and we expect that other states will continue to do so. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

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

We have completed several strategic acquisitions of businesses in the last several years, including our acquisition of Miller Heiman Group, AchieveForum and Strategy Execution in fiscal 2020 and Hay Group in fiscal 2016. Targeted acquisitions have been and continue to be part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on the extent to which acquisition opportunities become available; our success in bidding for the opportunities that do become available; negotiating terms that we believe are reasonable; and regulatory approval, if required.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2021, goodwill and purchased intangibles accounted for approximately 21% and 3%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently, if impairment indicators arise) for impairment. In fiscal 2019, the Company began to offer substantially all of the Company’s current products and services using the “Korn Ferry” name, branding and trademarks, and has sunset substantially all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Hay Group and Lominger brands came to the Company through acquisitions and, in connection with the accounting for those acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. On June 12, 2018, the Company concluded that as a result of the decision to discontinue the use of such sub-brands in the near term, the Company was required under U.S. GAAP to record in the first quarter of fiscal 2019 a one-time, non-cash intangible asset impairment charge of $106.6 million. The discontinuation of such brands could adversely affect our business. Further, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, and under these conditions, companies have cut back on human resource initiatives, all of which negatively affects our financial condition and results of operations. We also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, when the national or global economy or credit market conditions in general deteriorate, the unemployment rate increases or any changes occur in U.S. trade policy (including any increases in tariffs that result in a trade war), such uncertainty or changes put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients experience reduced access to credit and lower revenues, resulting in their inability to meet their payment obligations to us.

We face risks associated with social and political instability, legal requirements and economic conditions in our international operations.

We operate in 53 countries and, during the year ended April 30, 2021, generated 54% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

In fiscal 2021, 10.5% of our fee revenue was recognized in the U.K. In 2020, the U.K. left the E.U. and reached an agreement with the E.U. regarding their future relationship. The political and economic instability created by the United Kingdom’s exit from the EU has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. In addition, we could be adversely impacted by changes in trade policies, immigration laws and employment laws, tax or other laws and regulations, IP rights and supply chain logistics. We may incur additional costs as it addresses any such changes. All or any one of these factors could adversely affect our business, revenue, financial condition and results of operations.

The interest rates under our Credit Agreement may be impacted by the phase-out of LIBOR.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, however, the ICE Benchmark Administration (the “IBA”), the administrator of LIBOR, announced its intention to cease the publication of all settings of non-U.S. dollar LIBOR and only the one-week and two-month U.S. dollar LIBOR settings on December 31, 2021, with the publication of the remaining U.S. dollar LIBOR settings being discontinued after June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by U.S. Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to amend our Credit Agreement to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our Credit Agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.

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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and under Delaware law make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include: limitations on stockholder actions; advance notification requirements for director nominations and actions to be taken at stockholder meetings; and the ability to issue one or more series of preferred stock by action of our Board of Directors.

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the current market price for the common stock.

General Risk Factors

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

Changes in our accounting estimates and assumptions and other financial and nonfinancial reporting standard could negatively affect our financial position and results of operations.

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

As we endeavor to align with the recommendations of the Sustainability Accounting Standards Board and other standards or materiality assessments related to ESG matters, we have expanded, and may in the future continue to expand, our disclosures in these areas. A failure to accurately report or achieve progress on metrics, targets, or goals on a timely basis or at all could also have an adverse impact on our financial position, reputation, business, and growth.

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

We may be subject to the actions of activist stockholders, which could disrupt our business.

We value constructive input from investors and regularly engage in dialogue with our stockholders regarding strategy and performance. Activist stockholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business or engaging in other similar activities. Responding to stockholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is in Los Angeles, California. We lease our corporate office and all 101 of our offices located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2021, we leased an aggregate of approximately 1.3 million square feet of office space. The leases generally have remaining terms of 1 to 11 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age as of April 30, 2021	Position
Gary D. Burnison	60	President and Chief Executive Officer
Robert P. Rozek	60	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	60	Chief Executive Officer, Consulting
Byrne Mulrooney	60	Chief Executive Officer, RPO Professional Search & Digital

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Gary D. Burnison has been President and Chief Executive Officer of the Company since July 2007. He was the Executive Vice President and Chief Financial Officer of the Company from March 2002 until June 30, 2007, and Chief Operating Officer from November 2003 until June 30, 2007. Prior to joining Korn Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, Inc., the principal operating subsidiary of Jefferies Group, Inc. from 1995 to 1999. Earlier, Mr. Burnison was a Partner at KPMG Peat Marwick. Mr. Burnison earned a bachelor’s degree in business administration from the University of Southern California.

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

Mark Arian joined the Company as Chief Executive Officer of Korn Ferry’s Advisory segment in April 2017 and is now the Chief Executive Officer of Consulting. Prior to Korn Ferry, Mr. Arian served as a Managing Principal at Ernst & Young LLP, a multinational professional services firm that provides audit, tax, business risk, technology and security risk services, and human capital services worldwide, from March 2014 until March of 2017. In that capacity, he led the People Advisory Services—Financial Services Sector, and his responsibilities included commercial, people and key account leadership. Between 2008 and 2014, Mr. Arian held various leadership positions at AON and AON Hewitt, a provider of insurance, reinsurance, human capital and management consulting services, serving as an Executive Vice President and leading its strategic Mergers and Acquisitions (“M&A”) and business transformation offering globally. Mr. Arian has also held various leadership positions at Towers Perrin (now Wills Towers Watson) including serving as the Global M&A and Global Change Management leader, and Hewitt Associates, where Mr. Arian built and led the Corporate Restructuring and Change Practice. Mr. Arian is a graduate of Duke University and holds a juris doctorate from Columbia University.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol ‘KFY’. On June 22, 2021, there were approximately 23,128 stockholders of record of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return of the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2016 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

Our peer group is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 12 companies: CBIZ Inc. (CBZ), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Kelly Services Inc. (KELYA), Kforce Inc. (KFRC), Resources Connection Inc. (RGP), Robert Half International Inc. (RHI), Willis Towers Watson Plc (WLTW) and TrueBlue Inc. (TBI). We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (*)

Among Korn Ferry, the S&P 500 Index, and a Peer Group

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

(*)	$100 invested on April 30, 2016 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2021.

Capital Allocation Approach

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive M&A transactions that earn a return superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below under “Dividends” and in more detail in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement. See Note 11— Long Term Debt for a description of the Credit Agreement.

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors approved a 20% increase to our quarterly dividend, which is now at $0.12 per share.

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

Stock Repurchase Program

On March 6, 2019, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $200 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $30.4 million, $92.4 million and $37.4 million of the Company’s common stock during fiscal 2021, 2020 and 2019, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 4.00 to 1.00, and the pro forma liquidity is at least $50 million. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2021 — February 28, 2021	—	$—	—	$127.9 Million
March 1, 2021 — March 31, 2021	3,112	$62.89	—	$127.9 Million
April 1, 2021 — April 30, 2021	1,296	$63.05	—	$127.9 Million
Total	4,408	$62.94	—

(1)	Represents withholding of 4,408 of restricted shares to cover taxes on vested restricted shares.
(2)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date.

Item 6. Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statements of income data set forth below for the fiscal years ended April 30, 2021, 2020 and 2019 and the selected balance sheets data as of April 30, 2021 and 2020 are derived from our audited consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K. The selected balance sheet data as of April 30, 2019, 2018 and 2017 and the selected statement of income data set forth below for the fiscal years ended April 30, 2018 and 2017 are derived from audited consolidated financial statements and notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2021	2020(1)	2019	2018	2017
	(in thousands, except per share data and other operating data)
Selected Consolidated Statements of Income Data:
Fee revenue	$1,810,047	$1,932,732	$1,926,033	$1,767,217	$1,565,521
Reimbursed out-of-pocket engagement expenses	9,899	44,598	47,829	52,302	56,148
Total revenue	1,819,946	1,977,330	1,973,862	1,819,519	1,621,669

Compensation and benefits	1,297,880	1,297,994	1,311,240	1,199,057	1,065,659
General and administrative expenses	191,776	258,957	351,991	237,390	226,232
Reimbursed expenses	9,899	44,598	47,829	52,302	56,148
Cost of services	72,030	85,886	75,487	73,658	71,482
Depreciation and amortization	61,845	55,311	46,489	48,588	47,260
Restructuring charges, net (2)	30,732	58,559	—	78	34,600
Total operating expenses	1,664,162	1,801,305	1,833,036	1,611,073	1,501,381

Operating income	155,784	176,025	140,826	208,446	120,288
Other income (loss), net	37,194	(2,879)	10,405	11,416	10,661
Interest expense, net	(29,278)	(22,184)	(16,891)	(13,832)	(14,607)
Income tax provision	48,138	43,945	29,544	70,133	29,104
Net income	115,562	107,017	104,796	135,897	87,238
Net income attributable to noncontrolling interest	(1,108)	(2,071)	(2,145)	(2,118)	(3,057)
Net income attributable to Korn Ferry	$114,454	$104,946	$102,651	$133,779	$84,181
Basic earnings per share	$2.11	$1.91	$1.84	$2.39	$1.48
Diluted earnings per share	$2.09	$1.90	$1.81	$2.35	$1.47
Basic weighted average common shares outstanding	52,928	54,342	55,311	55,426	56,205
Diluted weighted average common shares outstanding	53,405	54,767	56,096	56,254	56,900
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.40
Other Operating Data:
Fee revenue by segment:
Consulting	$515,844	$543,095	$568,321	$540,529	$497,736
Digital	287,306	292,366	252,727	244,484	226,450
Executive search:
North America	397,275	434,624	455,826	408,098	356,625
EMEA	138,954	170,314	182,829	173,725	146,506
Asia Pacific	83,306	98,132	104,291	96,595	80,169
Latin America	17,500	29,400	31,896	30,624	34,376
Total executive search	637,035	732,470	774,842	709,042	617,676
RPO & Professional Search	369,862	364,801	330,143	273,162	223,659
Total fee revenue	$1,810,047	$1,932,732	$1,926,033	$1,767,217	$1,565,521
Number of offices (at period end) (3)	101	111	104	106	114
Number of consultants and execution staff (at period end)	2,669	2,979	3,099	2,922	2,900
Number of new engagements opened	8,430	8,808	9,725	9,149	8,126
Number of full-time employees:
Consulting	1,923	2,058	2,416	2,316	2,413
Digital	1,200	1,413	1,187	1,138	1,185
Executive search	1,527	1,686	1,960	1,865	1,791
RPO & Professional Search	3,071	2,891	2,942	2,188	1,710
Corporate	168	150	173	136	133
Total full-time employees	7,889	8,198	8,678	7,643	7,232
Selected Consolidated Balance Sheet Data as of April 30:
Cash and cash equivalents	$850,778	$689,244	$626,360	$520,848	$410,882
Marketable securities (4)	246,359	174,085	140,751	137,085	119,937
Working capital	737,062	612,876	585,852	455,799	385,095
Total assets	3,056,526	2,743,828	2,334,852	2,287,914	2,062,898
Long-term obligations (5)	937,681	895,930	540,507	509,839	517,271
Total stockholders’ equity	1,368,775	1,223,691	1,243,387	1,219,615	1,087,048

(1)	Due to the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution on November 1, 2019, which accounted for $53.2 million and $155.5 million of fee revenue and total assets, respectively, during fiscal 2020, financial data trends for fiscal 2020 are not comparable to the prior period.
(2)

During fiscal 2021, the Company continued the implementation of the restructuring plan that was adopted in the fourth quarter of fiscal 2020 to adjust our cost base to the economic environment that was created as a result of COVID-19 and position the Company to invest into its recovery. This resulted in restructuring charges of $30.7 million in fiscal 2021 related to severance. During fiscal 2020, the Company implemented two restructuring plans in order to rationalize our cost structure by eliminating redundant positions. The first plan was due to the acquisition of Miller Heiman Group, AchieveForum and Strategy Execution on November 1, 2019, which resulted in restructuring charges of $18.1 million in fiscal 2020 related to severance. The second plan was due to the COVID-19 pandemic that decreased our fee revenue significantly in the fourth quarter of fiscal 2020 and resulted in restructuring charges of $40.5 million in fiscal 2020 related to severance. During fiscal 2018 and 2017, the Company continued to implement a fiscal 2016 restructuring plan in order to integrate the Advisory entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating office space. This resulted in restructuring charges of $0.1 million and $34.6 million in fiscal 2018 and 2017, respectively. Of the amount recorded in restructuring charges in fiscal 2017, $16.0 million related to severance and $18.6 million related to consolidation of office spaces.

(3)

The number of offices decreased by 10 offices as of April 30, 2021 compared to April 30, 2020 due to cost saving initiatives that the Company implemented as a result of COVID-19.  The Company began not to extend office leases in cities where we had multiple offices. The number of offices decreased by eight as of April 30, 2018 compared to April 30, 2017 due to the continued implementation of a 2016 restructuring plan.

(4)

As of April 30, 2021, 2020, 2019, 2018, and 2017, the Company’s marketable securities included $175.6 million, $141.4 million, $140.8 million, $137.1 million, and $119.9 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5—Financial Instruments in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(5)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, the timing and expected benefits of our completed restructuring plans and the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of COVID-19 and of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the United Kingdom’s withdrawal from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm. We help clients synchronize strategy, operations and talent to drive superior business performance. We work with organizations to design their structures, roles and responsibilities. We help them hire the right people to bring their strategy to life. And we advise them on how to reward, develop and motivate their people.

We are pursuing a strategy that will help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach builds on the best of our past and gives us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy business, giving our consultants more frequent and expanded opportunities to engage with clients.

Our seven reportable segments operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence (“AI”) powered, machine-learning platform to identify the best structures, roles, capabilities and behaviors needed to drive business forward. The end-to-end system combines Korn Ferry proprietary data, client data, and external market data to generate insight and recommend action.

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

Consulting and Digital became reportable segments in the third quarter of fiscal 2020. Previously, these were tracked and reported together as one reportable segment, Korn Ferry Advisory (“Advisory”). We have invested in the Digital business and harmonized the structure of our content and data, building a technology platform for the efficient delivery of these assets directly to an end consumer or indirectly through a consulting engagement. These investments, combined with the acquisitions of Miller Heiman Group, AchieveForum and Strategy Execution (“the “Acquired Companies”) in November 2019 from TwentyEighty, Inc. for $108.6 million, resulted in us reassessing how we managed our Advisory reportable segment. Therefore, beginning in the third quarter of fiscal 2020, we separated our Advisory reportable segment into two reportable segments to better align with the Company’s strategy (which included the acquisition of the Acquired Companies) and the decisions of the Company’s chief operating decision maker, who had begun to regularly make resource allocation decisions and assess performance separately between Consulting and Digital. As a result, the Company now has seven reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America and RPO & Professional Search.

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

Highlights of our performance in fiscal 2021 include:

▪

Approximately 75% of the executive searches we performed in fiscal 2021 were for board level, chief executive and other senior executive and general management positions. Our 3,635 search engagement clients in fiscal 2021 included many of the world’s largest and most prestigious public and private companies.

▪	We have built strong client loyalty, with 90% of the assignments performed during fiscal 2021 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
▪	Approximately 70% of our revenues were generated from clients that have utilized multiple lines of our business.
▪

A vital pillar of our growth strategy is Digital. Our data and IP are embedded into the core business processes of our clients, helping us generate long-term relationships through large scale and technology-based talent programs.

▪

In fiscal 2021, Korn Ferry was recognized as one of the top RPO providers in the Baker’s Dozen list, marking our 14th consecutive year on the list. We were also named leader on the Everest PEAK Matrix for four years running and achieved star performer status in 2021, with an improved leader position from 2020. Through decades of experience, we have enhanced our RPO solution to deliver quality candidates that drive our clients’ business strategies. We leverage proprietary IP and data sets to guide clients on the critical skills and competencies to look for, compensation information to align with market demand, and assessment tools to ensure candidate fit. In fiscal 2021 we introduced Nimble, a new, fully integrated recruitment technology solution incorporating Candidate Relationship Management, AI Assistance & Screening and Korn Ferry Assessments.

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

On November 1, 2019, we adopted a restructuring plan to rationalize our cost structure to realize the efficiencies and operational improvement that the investments in the digital business had enabled, or positioned us to realize. The plan impacted both Consulting and Digital and included the elimination of redundant positions and consolidation of office space. In the third quarter of fiscal 2020, we recognized $18.1 million of restructuring charges associated with severance and recorded $2.8 million of integration/acquisition costs associated with impairment of 16 office leases. The restructuring actions were completed by July 31, 2020.

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. The negative business impact of the coronavirus outbreak was initially most pronounced in the Asia Pacific Region. During fiscal 2021, the impact has been felt throughout all the geographical areas in which we do business. Governments and companies implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second, third and fourth quarters of fiscal 2021 as the world learned to work in different ways. Further, the outbreak has restricted the level of economic activity in the areas in which we operate and has had an adverse impact on demand for and sales of our products and services. All of our reportable segments across all of our geographies have been impacted as fee revenue decreased in the fourth quarter of fiscal 2020 and further decreased in the first quarter of fiscal 2021 due to a decrease in demand as clients responded to the pandemic. As a result of this and, as part of a broader program aimed at further enhancing our strong balance sheet and liquidity position, on April 20, 2020, we initiated a plan that was intended to adjust our cost base to the economic environment at that time and to position us to invest in the recovery. This plan included (i) a reduction in workforce, which was completed by the end of the first quarter of fiscal 2021 and resulted in restructuring charges of $40.5 million and $30.7 million associated with severance during the fourth quarter of fiscal 2020 and fiscal 2021, respectively, (ii) the temporary furlough of certain employees, (iii) subject to certain exceptions and legal requirements, salary reductions across the organization through December 31, 2020, and (iv) other cost saving measures relating to general and administrative expenses.

In the third and fourth quarters of fiscal 2021, the Company saw business conditions improve substantially from where they were in the second and first quarters with fee revenues increasing 27% in the second quarter of fiscal 2021 compared to the first quarter, 9% in the third quarter from the second quarter of fiscal 2021, and 17% in the fourth quarter from the third quarter of fiscal 2021 to $555.2 million, with all reportable segments contributing to the improvement of fee revenue. As such, no new restructuring actions were taken in the last nine months of fiscal 2021. With the sequential improvement in fee revenue and leveraging the restructured cost base, the Company experienced notably better profitability starting in the second quarter of fiscal 2021 compared to sequential quarter. As such, in the second and third quarter of the Company’s 2021 fiscal year, the Company made a decision to pay all colleagues, including our named executive officers, their full salary and non-executive directors their full retainers for both the second and third quarter of the Company’s 2021 fiscal year. With the improvement in the operating results the Company decided to fully reimburse colleagues (except certain executive officers) for the remainder of their pay cuts that were taken in fiscal 2021. Employees will receive their final payment in the first quarter of fiscal 2022. Beginning on January 1, 2021 salaries of our employees were fully reinstated.

While advances have been made in the science and societal and economic consequences of COVID-19, there remains significant uncertainty about the future impacts of COVID-19. On the positive side, governments around the world have begun distributing and administering the vaccine. In addition, the world has adopted new ways of working and interacting with substantial acceptance of business being conducted in a virtual world. On the negative side, there have been challenges in manufacturing the vaccines at scale as well as distributing and administrating to the population at large in many countries around the world. Since the end of the second quarter of fiscal 2021, we saw governments impose additional restrictions on travel and activities, particularly in Europe and in the United States, as the number of COVID-19 cases and hospitalizations continued to increase, reaching all-time highs in the United States. At the end of the third quarter and during the fourth quarter, hospitalizations in the United States started to decrease and restrictions are starting to ease whereas in Brazil, India and in some parts of Europe the opposite is true. The new, more contagious variants of the virus appear to be more resistant to the vaccines and it is unknown how long the antibodies developed by the vaccine will be effective against the virus mutations. Therefore, it is unknown whether the easing of the restrictions will continue or be reversed. With the implementation of the plan discussed above and the improved business activity we experienced in the second, third and fourth quarters, we believe our costs are in line with our current revenue levels. However, uncertainties such as whether the new variants of the virus become the dominant strain, for how long the vaccine is effective to virus mutations or whether new restrictions are imposed (or prior restrictions re-imposed), make us unable to give assurance that the rate of increase in fee revenue during the three months ended April 30, 2021, will continue in the three months ended July 31, 2021. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensation and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments). For fiscal 2021, Adjusted EBITDA excluded $30.7 million of restructuring charges and $0.7 million of integration/acquisition costs. For fiscal 2020, Adjusted EBITDA excluded $58.6 million of restructuring charges, $12.2 million of integration/acquisition costs and $1.8 million of separation costs. For fiscal 2019, Adjusted EBITDA excluded $106.6 million of tradename write-offs and $6.7 million of integration/acquisition costs.

Consolidated and the subtotals of Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

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

Fee revenue was $1,810.0 million during fiscal 2021, a decrease of $122.7 million, or 6.3%, compared to $1,932.7 million in fiscal 2020, with decreases in fee revenue in the Consulting, Digital and Executive Search lines of business due to a decline in demand for our products and services as a result of COVID-19, partially offset by an increase in fee revenue in RPO & Professional Search. Net income attributable to Korn Ferry increased by $9.6 million during fiscal 2021 to $114.5 million from $104.9 million in fiscal 2020. Adjusted EBITDA was $286.3 million, a decrease of $14.7 million during fiscal 2021, from Adjusted EBITDA of $301.0 million in fiscal 2020. During fiscal 2021, the Executive Search, Digital, Consulting and RPO & Professional Search lines of business contributed $127.8 million, $86.1 million, $81.5 million and $69.4 million, respectively, offset by Corporate expenses net of other income of $78.5 million.

Our cash, cash equivalents and marketable securities increased by $233.8 million to $1,097.1 million at April 30, 2021, compared to $863.3 million at April 30, 2020. This increase was mainly due to cash flows from operations as a result of cost savings initiatives that were put in place and a positive effect of exchange rate changes on cash and cash equivalents, partially offset by repurchases of our common stock in the open market, purchases of property and equipment, interest payments on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) and dividends paid to stockholders during fiscal 2021. As of April 30, 2021, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $145.7 million and a fair value of $175.6 million. Our vested obligations for which these assets were held in trust totaled $157.3 million as of April 30, 2021 and our unvested obligations totaled $26.5 million.

Our working capital increased by $124.2 million to $737.1 million in fiscal 2021. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of our debt obligations and dividend payments under our dividend policy in the next twelve months. We had $646.0 million available for borrowing under our Revolver (as defined herein) at April 30, 2021 and 2020. As of April 30, 2021 and 2020, there was $4.0 million of standby letters of credit issued, under our long-term debt arrangements. We had a total of $11.0 million and $11.3 million of standby letters of credits with other financial institutions as of April 30, 2021 and 2020, respectively.

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

Consulting fee revenue is primarily recognized as services are rendered, measured by total hours incurred as a percentage of total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, we accrue or defer revenue as appropriate.

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

Fee revenue from executive and professional search activities is generally one-third of the estimated first year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

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

Annual Performance-Related Bonuses. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Consulting, Digital and RPO & Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business, our performance including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter we reevaluate the assumptions used to estimate annual performance-related bonus liability and adjust the carrying amount of the liability recorded on the consolidated balance sheets and report any changes in the estimate in current operations. Because annual performance-based bonuses are communicated and paid only after we report our full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined.

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

We perform an annual impairment test each year as of January 31, or more frequently if impairment indicators arise. The qualitative and quantitative test performed as of January 31, 2021 did not indicate any impairment. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and as a result, no impairment charge was recognized. There was no indication of potential impairment through April 30, 2021 that would have required further testing.

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

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2021	2020	2019
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.5	2.3	2.5
Total revenue	100.5	102.3	102.5
Compensation and benefits	71.7	67.2	68.1
General and administrative expenses (1)	10.6	13.4	18.3
Reimbursed expenses	0.5	2.3	2.5
Cost of services	4.0	4.4	3.9
Depreciation and amortization	3.4	2.9	2.4
Restructuring charges, net	1.7	3.0	—
Operating income	8.6	9.1	7.3
Net income	6.4%	5.5%	5.4%
Net income attributable to Korn Ferry	6.3%	5.4%	5.3%

(1)	General and administrative expenses for fiscal 2019 includes write-off of tradenames of $106.6 million.

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2021		2020		2019
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$515,844	28.5%	$543,095	28.1%	568,321	29.5%
Digital	287,306	15.9	292,366	15.1	252,727	13.1
Executive Search:
North America	397,275	21.9	434,624	22.5	455,826	23.7
EMEA	138,954	7.7	170,314	8.8	182,829	9.5
Asia Pacific	83,306	4.6	98,132	5.1	104,291	5.4
Latin America	17,500	1.0	29,400	1.5	31,896	1.7
Total Executive Search	637,035	35.2	732,470	37.9	774,842	40.3
RPO & Professional Search	369,862	20.4	364,801	18.9	330,143	17.1
Total fee revenue	1,810,047	100.0%	1,932,732	100.0%	1,926,033	100.0%
Reimbursed out-of-pocket engagement expense	9,899		44,598		47,829
Total revenue	$1,819,946		$1,977,330		$1,973,862

In the tables that follow, the Company presents a subtotal for Executive Search Adjusted EBITDA and a single percentage for Executive Search Adjusted EBITDA margin, which reflects the aggregate of all of the individual Executive Search Regions. These figures are non-GAAP financial measures and are presented as they are consistent with the Company’s lines of business and are financial metrics used by the Company’s investor base.

	Year Ended April 30, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$515,844	$287,306	$397,275	$138,954	$83,306	$17,500	$637,035	$369,862	$—	$1,810,047
Total revenue	$517,046	$287,780	$399,104	$139,213	$83,463	$17,500	$639,280	$375,840	$—	$1,819,946

Net income attributable to Korn Ferry										$114,454
Net income attributable to noncontrolling interest										1,108
Other income, net										(37,194)
Interest expense, net										29,278
Income tax provision										48,138
Operating income										$155,784
Depreciation and amortization										61,845
Other income, net										37,194
Integration/acquisition costs										737
Restructuring charges, net										30,732
Adjusted EBITDA	$81,522	$86,095	$98,099	$11,742	$16,676	$1,289	$127,806	$69,411	$(78,542)	$286,292
Adjusted EBITDA margin	15.8%	30.0%	24.7%	8.5%	20.0%	7.4%	20.1%	18.8%		15.8%

	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$732,470	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$749,208	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry										$104,946
Net income attributable to noncontrolling interest										2,071
Other loss, net										2,879
Interest expense, net										22,184
Income tax provision										43,945
Operating income										$176,025
Depreciation and amortization										55,311
Other loss, net										(2,879)
Integration/acquisition costs										12,152
Restructuring charges, net										58,559
Separation costs										1,783
Adjusted EBITDA	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$181,079	$60,168	$(84,461)	$300,951
Adjusted EBITDA margin	11.2%	28.4%	27.8%	18.2%	23.3%	21.8%	24.7%	16.5%		15.6%

	Year Ended April 30, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$568,321	$252,727	$455,826	$182,829	$104,291	$31,896	$774,842	$330,143	$—	$1,926,033
Total revenue	$585,893	$252,727	$469,743	$186,131	$105,543	$31,960	$793,377	$341,865	$—	$1,973,862

Net income attributable to Korn Ferry										$102,651
Net income attributable to noncontrolling interest										2,145
Other income, net										(10,405)
Interest expense, net										16,891
Income tax provision										29,544
Operating income										$140,826
Depreciation and amortization										46,489
Other income, net										10,405
Integration/acquisition costs										6,746
Tradename write-offs										106,555
Adjusted EBITDA	$66,531	$84,455	$131,343	$31,660	$26,073	$4,730	$193,806	$54,407	$(88,178)	$311,021
Adjusted EBITDA margin	11.7%	33.4%	28.8%	17.3%	25.0%	14.8%	25.0%	16.5%		16.1%

Fiscal 2021 Compared to Fiscal 2020

Fee Revenue

Fee Revenue. Fee revenue decreased by $122.7 million, or 6.3%, to $1,810.0 million in fiscal 2021 compared to $1,932.7 million in fiscal 2020. Exchange rates favorably impacted fee revenue by $21.6 million, or 1%, in fiscal 2021 compared to fiscal 2020. The lower fee revenue was attributable to decreases in our Executive Search, Digital and Consulting lines of business primarily due to the impact of COVID-19 on economies in which we operate in fiscal 2021, partially offset by fee revenue generated from the growth in RPO & Professional Search.

Consulting. Consulting reported fee revenue of $515.8 million in fiscal 2021, a decrease of $27.3 million, or 5%, compared to $543.1 million in fiscal 2020. The decrease was primarily due to the contraction in economic activity due to COVID-19. Exchange rates favorably impacted fee revenue by $5.6 million, or 1%, compared to fiscal 2020

Digital. Digital reported fee revenue of $287.3 million in fiscal 2021, a decrease of $5.1 million, or 2%, compared to $292.4 million in fiscal 2020. The lower fee revenue was primarily due to the contraction in economic activity due to COVID-19. Exchange rates favorably impacted fee revenue by $3.0 million, or 1%, compared to fiscal 2020.

Executive Search North America. Executive Search North America reported fee revenue of $397.3 million in fiscal 2021, a decrease of $37.3 million, or 9%, compared to $434.6 million in fiscal 2020. North America’s fee revenue was lower due to a 5% decrease in the number of engagements billed and a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2021 compared to fiscal 2020.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $139.0 million in fiscal 2021, a decrease of $31.3 million, or 18%, compared to $170.3 million in fiscal 2020. Exchange rates favorably impacted fee revenue by $8.0 million, or 5%, in fiscal 2021, compared to fiscal 2020. The decrease in fee revenue was due to a 16% decrease in the number of engagements billed and an 8% decrease in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2021 compared to fiscal 2020. The performance in the United Kingdom, Germany, France, Switzerland, Netherlands and the UAE were the primary contributors to the decrease in fee revenue in fiscal 2021 compared to fiscal 2020.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $83.3 million in fiscal 2021, a decrease of $14.8 million, or 15%, compared to $98.1 million in fiscal 2020. Exchange rates favorably impacted fee revenue by $2.5 million, or 3%, in fiscal 2021, compared to fiscal 2020. The decrease in fee revenue was due to an 11% decrease in the weighted-average fees billed per engagement (calculated using local currency) and a 7% decrease in the number of engagements billed in fiscal 2021 compared to fiscal 2020. The performance in Australia, Hong Kong, and Singapore were the primary contributors to the decrease in fee revenue in fiscal 2021 compared to fiscal 2020.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $17.5 million in fiscal 2021, a decrease of $11.9 million, or 40%, compared to $29.4 million in fiscal 2020. Exchange rates unfavorably impacted fee revenue by $3.6 million, or 12%, in fiscal 2021, compared to fiscal 2020. The decrease in fee revenue was due to a 27% decrease in the number of engagements billed and a 7% decrease in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2021 compared to fiscal 2020. The decrease in fee revenue was due to lower fee revenue in Mexico, Brazil, Chile and Peru in fiscal 2021 compared to fiscal 2020.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $369.9 million in fiscal 2021, an increase of $5.1 million, or 1%, compared to $364.8 million in fiscal 2020. Exchange rates favorably impacted fee revenue by $5.4 million, or 1%, compared to fiscal 2020. The increase in fee revenue was due to higher fee revenue in RPO of $18.0 million due to a strong demand for our services in the fourth quarter of fiscal 2021, partially offset by lower fee revenue in Professional Search of $12.9 million which was impacted by COVID-19.

Compensation and Benefits

Compensation and benefits expense remained flat at $1,297.9 million in fiscal 2021 and $1,298.0 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $14.2 million, or 1%, in fiscal 2021 compared to fiscal 2020. The change in compensation and benefits expense was due to lower salaries and related payroll taxes and employer insurance due to a 5% decrease in average headcount as a result of actions taken to align our cost structure with lower-level business demand. This was fully offset by increases in performance-related bonus expense and deferred compensation expense driven by an increase in the fair value of participants’ accounts. Compensation and benefits expense, as a percentage of fee revenue, increased to 72% in fiscal 2021 from 67% in fiscal 2020.

Consulting compensation and benefits expense decreased by $12.8 million, or 3%, to $360.4 million in fiscal 2021 from $373.2 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $4.0 million, or 1%, in fiscal 2021 compared to fiscal 2020. The change was primarily due to a decrease in salaries and related payroll taxes and employer insurance due to an 11% decline in average headcount as a result of actions taken to align our cost structure with the lower level of business demand, partially offset by higher performance-related bonus expense. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 70% in fiscal 2021 from 69% in fiscal 2020.

Digital compensation and benefits expense decreased by $3.0 million, or 2%, to $146.7 million in fiscal 2021 from $149.7 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $1.6 million, or 1%, in fiscal 2021 compared to fiscal 2020. The decrease in compensation and benefits expense was due to a decline in salaries and related payroll taxes as a result of actions taken to align our cost structure with the lower level of business demand. This decrease was also impacted by lower integration/acquisition costs partially offset by increases in performance-related bonus expense and commission expense. Digital compensation and benefits expense, as a percentage of fee revenue, was 51% for both fiscal 2021 and 2020.

Executive Search North America compensation and benefits expense increased by $29.8 million, or 11%, to $299.5 million in fiscal 2021 compared to $269.7 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $0.3 million in fiscal 2021 compared to fiscal 2020. The increase was due to higher expenses associated with our deferred compensation and retirement plans driven by an increase in the fair value of participants’ accounts and an increase in performance-related bonus expense. These increases were partially offset by a decrease in salaries and related payroll taxes due to a 14% decline in average headcount as a result of actions taken to align our cost structure with the lower level of business demand in fiscal 2021 compared to fiscal 2020. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 75% in fiscal 2021 from 62% in fiscal 2020.

Executive Search EMEA compensation and benefits expense decreased by $8.6 million, or 7%, to $111.1 million in fiscal 2021 compared to $119.7 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $5.3 million, or 4%, in fiscal 2021 compared to fiscal 2020. The decrease was due to lower salaries and related payroll taxes due to an 8% decline in average headcount as a result of actions taken to align our cost structure with the lower level of business demand in fiscal 2021 compared to fiscal 2020. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 80% in fiscal 2021 from 70% in fiscal 2020.

Executive Search Asia Pacific compensation and benefits expense decreased by $6.0 million, or 9%, to $58.3 million in fiscal 2021 compared to $64.3 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $1.7 million, or 3%, in fiscal 2021 compared to fiscal 2020. The decrease was due to a decrease in salaries and related payroll taxes due to 12% decline in average headcount as a result of actions taken to align our cost structure with the lower level of business demand in fiscal 2021 compared to fiscal 2020. The decrease was partially offset by a higher performance-related bonus expense. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 70% in fiscal 2021 from 66% in fiscal 2020.

Executive Search Latin America compensation and benefits expense decreased by $4.6 million, or 25%, to $14.1 million in fiscal 2021 compared to $18.7 million in fiscal 2020. Exchange rates favorably impacted compensation and benefits by $2.7 million, or 14%, in fiscal 2021 compared to fiscal 2020. The decrease was due to lower salaries and related payroll taxes due to a 16% decline in average headcount as a result of actions taken to align our cost structure with the lower level of business demand in fiscal 2021 compared to fiscal 2020. Executive Search Latin

America compensation and benefits expense, as a percentage of fee revenue, increased to 80% in fiscal 2021 from 64% in fiscal 2020.

RPO & Professional Search compensation and benefits expense increased by $3.6 million, or 1%, to $264.6 million in fiscal 2021 from $261.0 million in fiscal 2020. Exchange rates unfavorably impacted compensation and benefits by $4.0 million, or 2%, in fiscal 2021 compared to fiscal 2020. The increase was due to higher performance-related bonus expense, partially offset by a decrease in salaries and related payroll taxes in fiscal 2021 compared to fiscal 2020. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 72% in both fiscal 2021 and 2020.

Corporate compensation and benefits expense increased by $1.5 million, or 4%, to $43.2 million in fiscal 2021 from $41.7 million in fiscal 2020. The increase was primarily due to higher performance-related bonus expense and an increase in expenses associated with our deferred compensation and retirement plans driven by increases in the fair value of participants’ accounts. These increases were partially offset by lower salaries and related payroll taxes as a result of a 2% decline in headcount as a result of actions taken to align our cost structure with the lower level of business demand in fiscal 2021 compared to fiscal 2020 and an increase in income from company-owned life insurance (“COLI”) policies due to more death benefits recorded in fiscal 2021 compared to fiscal 2020.

General and Administrative Expenses

General and administrative expenses decreased $67.2 million, or 26%, to $191.8 million in fiscal 2021 compared to $259.0 million in fiscal 2020. Exchange rates unfavorably impacted general and administrative expenses by $3.3 million, or 1%, in fiscal 2021 compared to fiscal 2020. The decrease in general and administrative expenses was due to lower marketing and business development expenses, travel related expenses, premise and office expenses and legal and other professional fees as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was a decrease in integration/acquisition costs related to the purchase of the Acquired Companies. General and administrative expenses, as a percentage of fee revenue, decreased to 11% in fiscal 2021 from 13% in fiscal 2020.

Consulting general and administrative expenses decreased by $18.5 million, or 28%, to $48.6 million in fiscal 2021 compared to $67.1 million in fiscal 2020. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 9% in fiscal 2021 from 12% in fiscal 2020.

Digital general and administrative expenses decreased by $9.6 million, or 25%, to $29.1 million in fiscal 2021 compared to $38.7 million in fiscal 2020. The decrease in general and administrative expenses was due to lower travel related expenses, marketing and business development expenses and premise and office expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was a decrease in integration/acquisition costs related to the purchase of the Acquired Companies. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 10% in fiscal 2021 from 13% in fiscal 2020.

Executive Search North America general and administrative expenses decreased by $12.1 million, or 31%, to $26.9 million in fiscal 2021 from $39.0 million in fiscal 2020. The decrease in general and administrative expenses was due to lower marketing and business development expenses, premise and office expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Executive Search North America general and administrative expenses, as a percentage of fee revenue was 7% in fiscal 2021 compared to 9% in fiscal 2020.

Executive Search EMEA general and administrative expenses decreased by $5.0 million, or 24%, to $16.0 million in fiscal 2021 from $21.0 million in fiscal 2020. The decrease in general and administrative expenses was due to lower marketing and business development expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was the impact of foreign currency with foreign exchange gains in fiscal 2021 compared to foreign currency losses in fiscal 2020. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue was 12% in both fiscal 2021 and 2020.

Executive Search Asia Pacific general and administrative expenses decreased by $2.0 million, or 19%, to $8.6 million in fiscal 2021 from $10.6 million in fiscal 2020. The decrease in general and administrative expenses was due to lower premise and office expenses, marketing and business development expenses and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue was 10% in fiscal 2021 compared to 11% in fiscal 2020.

Executive Search Latin America general and administrative expenses decreased by $2.1 million, or 49%, to $2.2 million in fiscal 2021 from $4.3 million in fiscal 2020. The decrease in general and administrative expenses was due to lower premise and office expenses and marketing and business development expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue was 12% in fiscal 2021 compared to 15% in fiscal 2020.

RPO & Professional Search general and administrative expenses decreased by $6.4 million, or 21%, to $24.8 million in fiscal 2021 from $31.2 million in fiscal 2020. The decrease in general and administrative expenses was due to lower travel related expenses and marketing and business development expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was the impact of foreign currency with foreign exchange gains in fiscal 2021 compared to foreign currency losses in fiscal 2020. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 7% in fiscal 2021 compared to 9% in fiscal 2020.

Corporate general and administrative expenses decreased by $11.5 million, or 24%, to $35.5 million in fiscal 2021 compared to $47.0 million in fiscal 2020. The decrease in general and administrative expenses was due to lower marketing and business development expenses, legal and other professional fees and travel related expenses as a result of actions taken to align our cost structure with the lower level of business demand and restrictions implemented by various governmental agencies due to COVID-19. Also contributing to the decrease in general and administrative expenses was a decrease in integration/acquisition costs related to the purchase of the Acquired Companies.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense was $72.0 million in fiscal 2021 compared to $85.9 million in fiscal 2020. Cost of services expense, as a percentage of fee revenue, was 4% in both fiscal 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $61.8 million in fiscal 2021, an increase of $6.5 million, or 12%, compared to $55.3 million in fiscal 2020. The increase was primarily from the Digital segment due to the acquisition of the Acquired Companies and technology investments made in the current and prior year in software and computer equipment.

Restructuring Charges, Net

In November 2019, we implemented a restructuring plan to eliminate redundant positions that were created due to investments made in our Digital business and the acquisition of the Acquired Companies. In April 2020, we implemented a second plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce. We continued the implementation of the second plan in fiscal 2021 and as a result of these plans recorded restructuring charges, net of $30.7 million and $58.6 million of severance costs in fiscal 2021 and 2020, respectively.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $9.6 million to $114.5 million in fiscal 2021 compared to $104.9 million in fiscal 2020. The increase was mainly driven by decreases in general and administrative expenses and cost of services expense associated with actions taken to align our cost structure with the lower level of business demand. A decline in restructuring charges, net and an increase in other income, net contributed to the increase in net income attributable to Korn Ferry as well. These changes were partially offset by a decrease in fee revenue and increases in interest expense, net and depreciation and amortization expense. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 6% in fiscal 2021 as compared to 5% in fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA decreased by $14.7 million to $286.3 million in fiscal 2021 compared to $301.0 million in fiscal 2020. The decrease in Adjusted EBITDA was driven by a decline in fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. This decrease was partially offset by a decline in general and administrative expenses (excluding integration/acquisition costs), which resulted from the cost savings initiatives that were put in place in response to COVID-19. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both fiscal 2021 and 2020.

Consulting Adjusted EBITDA was $81.5 million in fiscal 2021, an increase of $20.4 million, or 33%, compared to $61.1 million in fiscal 2020. The increase was driven by decreases in general and administrative expenses, cost of services expense and compensation and benefits expense, which resulted from the cost savings initiatives that were put in place in response to COVID-19. These changes were partially offset by a decrease to fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% in fiscal 2021 compared to 11% in fiscal 2020.

Digital Adjusted EBITDA was $86.1 million in fiscal 2021, an increase of $3.0 million, or 4%, compared to $83.1 million in fiscal 2020. The increase was driven by decreases in general and administrative expenses (excluding integration/acquisition costs) and compensation and benefits expense (excluding integration/acquisition costs) in fiscal 2021 compared to fiscal 2020, which resulted from the cost savings initiatives that were put in place in response to COVID-19. These increases were partially offset by lower fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% in fiscal 2021 as compared to 28% in fiscal 2020.

Executive Search North America Adjusted EBITDA decreased by $22.6 million, or 19%, to $98.1 million in fiscal 2021 compared to $120.7 million in fiscal 2020. The decrease was driven by lower fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year, as well as an increase in compensation and benefits expense. These changes were partially offset by a decrease in general and administrative expenses, which resulted from the cost savings initiatives that were put in place in response to COVID-19. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 25% in fiscal 2021 compared to 28% in fiscal 2020.

Executive Search EMEA Adjusted EBITDA decreased by $19.4 million, or 62%, to $11.7 million in fiscal 2021 compared to $31.1 million in fiscal 2020. The decrease was driven by lower fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. This was partially offset by decreases in compensation and benefits expense (excluding separation costs) and general and administrative expenses, which resulted from the cost savings initiatives that were put in place in response to COVID-19. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 8% in fiscal 2021 compared to 18% in fiscal 2020.

Executive Search Asia Pacific Adjusted EBITDA decreased by $6.2 million, or 27%, to $16.7 million in fiscal 2021 compared to $22.9 million in fiscal 2020. The decrease was driven by lower fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. This decrease was partially offset by decreases in compensation and benefits expense and general and administrative expenses, which resulted from the cost savings initiatives that were put in place in response to COVID-19. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 20% in fiscal 2021 compared to 23% in fiscal 2020.

Executive Search Latin America Adjusted EBITDA decreased by $5.1 million, or 80%, to $1.3 million in fiscal 2021 compared to $6.4 million in fiscal 2020. The decrease was driven by lower fee revenue that resulted from actions taken by various government and other authoritative bodies in response to COVID-19 that caused a contraction in economic activity during the year. This decrease was partially offset by decreases in compensation and benefits expense and general and administrative expenses, which resulted from the cost savings initiatives that were put in place in response to COVID-19. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 7% in fiscal 2021 compared to 22% in fiscal 2020.

RPO & Professional Search Adjusted EBITDA was $69.4 million in fiscal 2021, an increase of $9.2 million, or 15%, compared to $60.2 million in fiscal 2020. The increase was driven by higher fee revenue and a decrease in general and administrative expenses, which resulted from cost savings initiatives that were put in place in response to COVID-19. These changes were partially offset by an increase in compensation and benefits expense. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 19% in fiscal 2021 compared to 17% in fiscal 2020.

Other Income (Loss), Net

Other income, net was $37.2 million in fiscal 2021 compared to other loss, net of $2.9 million in fiscal 2020. The change from other loss, net to other income, net was primarily due to gains in the fair value of our marketable securities recognized in fiscal 2021 compared to losses in fiscal 2020. These gains recorded in fiscal 2021 were offset by the increases in our deferred compensation liability that were recorded as increases in compensation and benefits expense in fiscal 2021.

Interest Expense, Net

Interest expense, net primarily relates to our Notes issued in December 2019, our prior credit agreement, and borrowings under our COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $29.3 million in fiscal 2021 compared to $22.2 million in fiscal 2020. The increase in interest expense, net was related to the Notes, which have a higher interest rate than the revolver under our prior credit agreement that was outstanding for most of fiscal 2020.

Income Tax Provision

The provision for income tax was $48.1 million in fiscal 2021 compared to $43.9 million in fiscal 2020. This reflects a 29% effective tax rate in both fiscal 2021 and 2020.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest was $1.1 million and $2.1 million in fiscal 2021 and 2020, respectively.

Fiscal 2020 Compared to Fiscal 2019

We changed the presentation from the last year’s Form 10-K to reflect the performance of each of our seven reportable segments.

Fee Revenue

Fee Revenue. Fee revenue increased by $6.7 million, or 0.3%, to $1,932.7 million in fiscal 2020 compared to $1,926.0 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $36.2 million, or 2%, in fiscal 2020 compared to fiscal 2019. The higher fee revenue was attributable to fee revenue generated from the Acquired Companies and growth in RPO & Professional Search, offset by decreases in Executive Search and Consulting principally impacted by COVID-19 in the fourth quarter of fiscal 2020.

Consulting. Consulting reported fee revenue of $543.1 million in fiscal 2020, a decrease of $25.2 million, or 4%, compared to $568.3 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $10.9 million, or 2%, compared to fiscal 2019. The decrease was primarily due to the impact of COVID-19 in the fourth quarter of fiscal 2020.

Digital. Digital reported fee revenue of $292.4 million in fiscal 2020, an increase of $39.7 million, or 16%, compared to $252.7 million in fiscal 2019. The higher fee revenue was attributable to fee revenue generated from the Acquired Companies. Exchange rates unfavorably impacted fee revenue by $6.4 million, or 3%, compared to fiscal 2019.

Executive Search North America reported fee revenue of $434.6 million in fiscal 2020, a decrease of $21.2 million, or 5%, compared to $455.8 million in fiscal 2019. North America’s fee revenue was lower due to a 7% decrease in the number of engagements billed, partially offset by a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to fiscal 2019.

Executive Search EMEA reported fee revenue of $170.3 million in fiscal 2020, a decrease of $12.5 million, or 7%, compared to $182.8 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $5.9 million, or 3%, in fiscal 2020, compared to fiscal 2019. The decrease in fee revenue was due to a 3% decrease in the number of engagements billed and a 1% decrease in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to fiscal 2019. The performance in Germany, United Kingdom, Norway, Sweden and Denmark were the primary contributors to the decrease in fee revenue in fiscal 2020 compared to fiscal 2019.

Executive Search Asia Pacific reported fee revenue of $98.1 million in fiscal 2020, a decrease of $6.2 million, or 6%, compared to $104.3 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $2.9 million, or 3%, in fiscal 2020, compared to fiscal 2019. The decrease in fee revenue was due to a 5% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2020 compared to fiscal 2019. The performance in Australia and China were the primary contributors to the decrease in fee revenue, partially offset by increases in fee revenue in Singapore and Japan in fiscal 2020 compared to fiscal 2019.

Executive Search Latin America reported fee revenue of $29.4 million in fiscal 2020, a decrease of $2.5 million, or 8%, compared to $31.9 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 8%, in fiscal 2020, compared to fiscal 2019. The decrease in fee revenue was due to lower fee revenue in Brazil, Colombia and Argentina, partially offset by increases in fee revenue in Mexico and Chile in fiscal 2020 compared to fiscal 2019.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $364.8 million in fiscal 2020, an increase of $34.7 million, or 11%, compared to $330.1 million in fiscal 2019. Exchange rates unfavorably impacted fee revenue by $6.9 million, or 2%, compared to fiscal 2019. Higher fee revenues in RPO and professional search of $26.4 million and $8.3 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense decreased $13.2 million, or 1%, to $1,298.0 million in fiscal 2020 from $1,311.2 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $22.6 million, or 2%, in fiscal 2020 compared to fiscal 2019. The decrease in compensation and benefits expense was due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic, a decrease in expenses associated with our deferred compensation and retirement plans driven by a decrease in the fair value of participants’ accounts and a decrease in integration/ acquisition costs. These decreases in compensation and benefits expense were partially offset by a 3% increase in average headcount, which contributed to an increase in salaries and related payroll taxes in fiscal 2020 compared to fiscal 2019. Compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in fiscal 2020 from 68% in fiscal 2019.

Consulting compensation and benefits expense decreased by $17.8 million, or 5%, to $373.2 million in fiscal 2020 from $391.0 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $7.8 million, or 2%, in fiscal 2020 compared to fiscal 2019. The change was primarily due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic, partially offset by an increase in salaries and related payroll taxes. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% for both the fiscal 2020 and 2019.

Digital compensation and benefits expense increased by $16.6 million, or 12%, to $149.7 million in fiscal 2020 from $133.1 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $2.8 million, or 2%, in fiscal 2020 compared to fiscal 2019. The increase in compensation and benefits expense was due to an increase in salaries and related payroll taxes mainly from the Acquired Companies resulting in a 12% increase in the average headcount in fiscal 2020 compared to fiscal 2019. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in fiscal 2020 from 53% in fiscal 2019.

Executive Search North America compensation and benefits expense decreased by $16.3 million, or 6%, to $269.7 million in fiscal 2020 compared to $286.0 million in fiscal 2019. The decrease was due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic. The rest of the change was due to a decrease in the expenses associated with our deferred compensation and retirement plans driven by a decrease in the fair value of participants’ accounts. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in fiscal 2020 from 63% in fiscal 2019.

Executive Search EMEA compensation and benefits expense decreased by $9.1 million, or 7%, to $119.7 million in fiscal 2020 compared to $128.8 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $3.8 million, in fiscal 2020 compared to fiscal 2019. The decrease was primarily due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, was 70% in both fiscal 2020 and 2019.

Executive Search Asia Pacific compensation and benefits expense decreased by $2.9 million, or 4%, to $64.3 million in fiscal 2020 compared to $67.2 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $1.8 million, in fiscal 2020 compared to fiscal 2019. The decrease was due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 65% in fiscal 2020 from 64% in fiscal 2019.

Executive Search Latin America compensation and benefits expense decreased by $1.8 million, or 9%, to $18.7 million in fiscal 2020 compared to $20.5 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $1.6 million, in fiscal 2020 compared to fiscal 2019. The decrease in compensation and benefits expense was due to a decrease in salaries and related payroll taxes as a result of a 5% decrease in the average headcount in fiscal 2020 compared to fiscal 2019. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, was 64% for both fiscal 2020 and fiscal 2019.

RPO & Professional Search compensation and benefits expense increased by $26.4 million, or 11%, to $261.0 million in fiscal 2020 from $234.6 million in fiscal 2019. Exchange rates favorably impacted compensation and benefits by $4.5 million, or 2%, in fiscal 2020 compared to fiscal 2019. The increase was due to a 14% increase in the average headcount in fiscal 2020 compared to fiscal 2019, partially offset by a decrease in lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in fiscal 2020 from 71% in fiscal 2019.

Corporate compensation and benefits expense decreased by $8.4 million, or 17%, to $41.7 million in fiscal 2020 from $50.1 million in fiscal 2019. The decrease was primarily due to lower performance-related bonus expense due to lower fee revenue as a result of the COVID-19 pandemic and a decrease in expenses associated with our deferred compensation and retirement plans in fiscal 2020 compared to fiscal 2019.

General and Administrative Expenses

General and administrative expenses decreased $93.0 million, or 26%, to $259.0 million in fiscal 2020 compared to $352.0 million in fiscal 2019. Exchange rates favorably impacted general and administrative expenses by $6.2 million, or 2%, in fiscal 2020 compared to fiscal 2019. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames of $106.6 million in fiscal 2019 related to the Plan. The decrease in general and administrative expenses was partially offset by increases in marketing and business development expenses and integration/acquisition costs. General and administrative expenses, as a percentage of fee revenue, decreased to 13% in fiscal 2020 from 18% in fiscal 2019, however, excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in both fiscal 2020 and 2019.

Consulting general and administrative expenses decreased by $79.1 million, or 54%, to $67.1 million in fiscal 2020 compared to $146.2 million in fiscal 2019. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames related to the Plan of $77.0 million in fiscal 2019. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 12% in fiscal 2020 from 26% in fiscal 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 12% in both fiscal 2020 and 2019.

Digital general and administrative expenses decreased by $19.4 million, or 33%, to $38.7 million in fiscal 2020 compared to $58.1 million in fiscal 2019. The decrease in general and administrative expenses was magnified by a one-time write-off of tradenames related to the Plan of $29.6 million in fiscal 2019, partially offset by an increase in integration/acquisition costs and premise and office expenses. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 13% in fiscal 2020 from 23% in fiscal 2019. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2020 compared to 11% in fiscal 2019.

Executive Search North America general and administrative expenses decreased by $2.9 million, or 7%, to $39.0 million in fiscal 2020 from $41.9 million in fiscal 2019. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees and travel related expenses in fiscal 2020 compared to fiscal 2019. Executive Search North America general and administrative expenses, as a percentage of fee revenue, was 9% for both fiscal 2020 and 2019.

Executive Search EMEA general and administrative expenses decreased by $1.3 million, or 6%, to $21.0 million in fiscal 2020 from $22.3 million in fiscal 2019. The decrease in general and administrative expenses was primarily due to decreases in travel related expenses and premise and office expenses, partially offset by an increase in foreign currency losses in fiscal 2020 compared to fiscal 2019. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, was 12% for both fiscal 2020 and 2019.

Executive Search Asia Pacific general and administrative expenses decreased by $0.3 million, or 3%, to $10.6 million in fiscal 2020 from $10.9 million in fiscal 2019. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees, travel related expenses and foreign currency gains in fiscal 2020 compared to foreign currency losses in fiscal 2019. This was partially offset by an increase in bad debt expense in fiscal 2020 compared to fiscal 2019. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 11% in fiscal 2020 from 10% in fiscal 2019.

Executive Search Latin America general and administrative expenses decreased by $2.7 million, or 39%, to $4.3 million in fiscal 2020 from $7.0 million in fiscal 2019. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expenses and to a lesser extent foreign currency gains in fiscal 2020 compared foreign currency losses in fiscal 2019. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, decreased to 15% in fiscal 2020 from 22% in fiscal 2019.

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

Corporate general and administrative expenses increased by $9.5 million, or 25%, to $47.0 million in fiscal 2020 compared to $37.5 million in fiscal 2019. The increase was due to integration/acquisition costs incurred in fiscal 2020 related to the purchase of the Acquired Companies and increases in marketing and business development expenses in fiscal 2020 compared to fiscal 2019.

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

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $2.2 million to $104.9 million in fiscal 2020 compared $102.7 million in fiscal 2019. The increase was primarily driven by lower operating expenses of $31.7 million, partially offset by an increase in income tax expense of $14.4 million and losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in fiscal 2019. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 5% in both the fiscal 2020 and 2019.

Adjusted EBITDA

Adjusted EBITDA decreased by $10.0 million to $301.0 million in fiscal 2020 compared to $311.0 million in fiscal 2019. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the fiscal 2020 and 2019.

Consulting Adjusted EBITDA was $61.1 million in fiscal 2020, a decrease of $5.4 million, or 8%, compared to $66.5 million in fiscal 2019. The decrease was driven by lower fee revenue of $25.2 million largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. The decrease in adjusted EBITDA was partially offset by decreases of $12.5 million in compensation and benefits expense (excluding integration/acquisition costs), $6.0 million in cost of services expense and $2.1 million in general and administrative expenses (excluding tradename write-offs in fiscal 2019) in fiscal 2020 compared to fiscal 2019. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 11% in fiscal 2020 compared to 12% in fiscal 2019.

Digital Adjusted EBITDA was $83.1 million in fiscal 2020, a decrease of $1.4 million, or 2%, compared to $84.5 million in fiscal 2019. The decrease was driven by higher compensation and benefits expense (excluding integration/acquisition costs) of $15.5 million, higher cost of service expenses of $18.3 million and an increase of $6.7 million in general and administrative expenses (excluding integration/acquisition costs in fiscal 2020 and write-off of tradenames in fiscal 2019). This was partially offset by an increase of $39.7 million in fee revenue in fiscal 2020 compared to fiscal 2019. Digital Adjusted EBITDA, as a percentage of fee revenue, was 28% in fiscal 2020 as compared to 33% in fiscal 2019.

Executive Search North America Adjusted EBITDA decreased by $10.6 million, or 8%, to $120.7 million in fiscal 2020 compared to $131.3 million in fiscal 2019. The decrease was driven by lower fee revenue of $21.2 million in fiscal 2020 compared to fiscal 2019 largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020 and losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in fiscal 2019. The decrease in Adjusted EBITDA was partially offset by a decrease of $16.3 million in compensation and benefits expense and $2.9 million in general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, decreased to 28% in fiscal 2020 from 29% in fiscal 2019.

Executive Search EMEA Adjusted EBITDA decreased by $0.6 million, or 2%, to $31.1 million in fiscal 2020 compared to $31.7 million in fiscal 2019. The decrease was driven by lower fee revenue of $12.5 million in fiscal 2020 compared to fiscal 2019 largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. The decrease in Adjusted EBITDA was partially offset by a decrease of $10.9 million in compensation and benefits expense (excluding separation costs in fiscal 2020) and $1.3 million in general and administrative expenses. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, increased to 18% in fiscal 2020 from 17% in fiscal 2019.

Executive Search Asia Pacific Adjusted EBITDA decreased by $3.2 million, or 12%, to $22.9 million in fiscal 2020 compared to $26.1 million in fiscal 2019. The decrease was driven by lower fee revenue of $6.2 million in fiscal 2020 compared to fiscal 2019 largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. The decrease in Adjusted EBITDA was partially offset by a decrease of $2.9 million in compensation and benefits expense and $0.3 million in general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, decreased to 23% in fiscal 2020 from 25% in fiscal 2019.

Executive Search Latin America Adjusted EBITDA increased by $1.7 million, or 36%, to $6.4 million in fiscal 2020 compared to $4.7 million in fiscal 2019. The increase was driven by decreases of $2.7 million in general and administrative expenses and $1.8 million in compensation and benefits expense. The increase was partially offset by lower fee revenue of $2.5 million in fiscal 2020 compared to fiscal 2019 largely due to the impact of COVID-19 in the fourth quarter of fiscal 2020. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, increased to 22% in fiscal 2020 from 15% in fiscal 2019.

RPO & Professional Search Adjusted EBITDA was $60.2 million in fiscal 2020, an increase of $5.8 million, or 11%, compared to $54.4 million in fiscal 2019. The increase was driven by higher fee revenue of $34.7 million driven by higher fee revenues in RPO and professional search of $26.4 million and $8.3 million, respectively. The increase in adjusted EBITDA was partially offset by increases of $26.4 million in compensation and benefits expense and $3.1 million in general and administrative expenses, in fiscal 2020 compared to fiscal 2019. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 17% in fiscal 2020 compared to 16% in fiscal 2019.

Other (Loss) Income, Net

Other loss, net was $2.9 million in fiscal 2020 compared to other income, net of $10.4 million in fiscal 2019. The change from other income, net to other loss, net was primarily due to losses in the fair value of our marketable securities incurred in fiscal 2020 compared to gains in fiscal 2019. These losses were offset by the decreases in our deferred compensation liability that are recorded as decreases in compensation and benefits expense in fiscal 2020.

Interest Expense, Net

Interest expense, net primarily relates to the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, our prior credit agreement, and borrowings under our COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $22.2 million in fiscal 2020 compared to $16.9 million in fiscal 2019. The increase in interest expense, net was related to the newly issued Notes, which have a higher interest rate and a higher principal balance than the revolver under our prior credit agreement.

Income Tax Provision

The provision for income tax was $43.9 million in fiscal 2020 compared to $29.5 million in fiscal 2019. This reflects a 29% and 22% effective tax rate for fiscal 2020 and 2019, respectively. The higher effective tax rate in fiscal 2020 is partially attributable to state income tax on a higher domestic income and a lower tax benefit recorded in connection with stock-based compensation than during fiscal 2019.

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

As previously discussed under the heading “Impact of COVID-19”, with the implementation of the restructuring plan that was initiated on April 20, 2020 to reduce, in part, our human capital expenditures, and the improved business activity we experienced in the second, third, and fourth quarter demonstrated by an increase in fee revenue compared to the first quarter of fiscal 2021, we believe our costs are in line with our current revenue levels, but given the unpredictable and fluid nature of the pandemic and its economic consequences our revenue levels could fall below our current levels. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next 12 months.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. As of April 30, 2021, the fair value of the Notes is $416.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 11—Long-Term Debt for a description of the Credit Agreement. We had a total of $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) after $4.0 million of standby letters of credit had been issued as of April 30, 2021 and 2020. We had a total of $11.0 million and $11.3 million of standby letters of credits with other financial institutions as of April 30, 2021 and 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors approved a 20% increase to our quarterly dividend, which is now at $0.12 per share. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $30.4 million and $92.4 million of the Company’s stock during fiscal 2021 and 2020, respectively. As of April 30, 2021, $127.9 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 4.00 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

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

Cash and cash equivalents and marketable securities were $1,097.1 million and $863.3 million as of April 30, 2021 and 2020, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $642.1 million and $531.9 million at April 30, 2021 and 2020, respectively. As of April 30, 2021 and 2020, we held $382.8 million and $308.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2021 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and US Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of April 30, 2021 and 2020, marketable securities of $246.4 million and $174.1 million, respectively, included equity securities of $175.6 million (net of gross unrealized gains of $30.0 million and gross unrealized losses of $0.1 million) and $141.4 million (net of gross unrealized gains of $3.6 million and gross unrealized losses of $6.5 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $166.5 million and $132.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $157.3 million and $124.6 million as of April 30, 2021 and 2020, respectively. Unvested obligations under the deferred compensation plans totaled $26.5 million and $21.7 million as of April 30, 2021 and 2020, respectively.

The net increase in our working capital of $124.2 million as of April 30, 2021 compared to April 30, 2020 is primarily attributable to increases in cash and cash equivalents and accounts receivables, partially offset by increases in compensation and benefits payable. Cash and cash equivalents increased due to cash flows from operations and positive effect of exchange rate changes on cash and cash equivalents, partially offset by capital expenditures, net purchases of marketable securities, repurchases of common stock and dividends to shareholders. The increase in compensation and benefits payable was primarily due to an increase in bonus liability on April 30, 2021 compared to April 30, 2020 and to a lesser extent an increase in the deferred compensation amounts due within a year. The increase in accounts receivable was due to higher fee revenue in the fourth quarter of fiscal 2021 compared to year-ago period and the timing of when the revenue was recognized during the quarter. In fiscal 2021 more revenue was generated towards the end of the quarter whereas in fiscal 2020 more revenue was generated at the beginning of the quarter. Cash provided by operating activities was $251.4 million in fiscal 2021, an increase of $15.1 million, compared to $236.3 million in fiscal 2020.

Cash used in investing activities was $61.4 million in fiscal 2021 compared to $198.8 million in fiscal 2020. A decrease in cash used in investing activities was primarily due to cash paid for the acquisition of the Acquired Companies of $108.6 million in fiscal 2020 and an increase in the proceeds received from life insurance policies. Also contributing to a lower amount of cash used in investing activity was a decrease in the purchase of property and equipment in fiscal 2021 compared to fiscal 2020.

Cash used in financing activities was $66.9 million in fiscal 2021 compared to cash provided by financing activities of $43.7 million in fiscal 2020. The change from cash provided to cash used in financing activities was primarily due to net proceeds from long term debt of $168.6 million in fiscal 2020 as a result of issuing the Notes in the year-ago period and paying off the amount outstanding under the prior revolving credit facility and an increase in payments on life insurance policy loans of $11.3 million. This was partially offset by lower cash used to repurchase shares of common stock of $62.1 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2021:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	15	$230,681	$56,636	$89,308	$64,003	$20,734
Finance lease commitments	15	2,437	1,084	1,223	130	—
Accrued restructuring charges	13	6,985	6,410	—	—	575
Interest payments on COLI loans (2)	11	37,927	4,432	8,855	8,727	15,913
Long-term debt	11	400,000	—	—	—	400,000
Estimated interest on long-term debt (3)	11	129,500	18,500	37,000	37,000	37,000
Total		$807,530	$87,062	$136,386	$109,860	$474,222

(1)	See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)

Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $443.9 million at April 30, 2021.

(3)	Interest on the Notes payable semi-annually in arrears on June 15 and December 15 of each year, commenced on June 15, 2020.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our consolidated balance sheets. The obligations related to these employee benefit plans are described in Note 6—Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary termination without cause, as described in Note 17—Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2021 and 2020, we held contracts with gross cash surrender value (“CSV”) of $241.3 million and $238.7 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $80.0 million and $92.3 million as of April 30, 2021 and 2020, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2021 and 2020, the net cash value of these policies was $161.3 million and $146.4 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $443.9 million and $451.7 million at April 30, 2021 and 2020, respectively.

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

The pay-off of the term loan outstanding under our Prior Credit Agreement is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs is amortized over the life of the new issuance.

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

As of April 30, 2021 and 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $3.3 million and $4.2 million as of April 30, 2021 and 2020, respectively. As of April 30, 2021, we were in compliance with our debt covenants.

We had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit had been issued as of April 30, 2021 and 2020. We had a total of $11.0 million and $11.3 million of standby letters of credits with other financial institutions as of April 30, 2021 and 2020, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of the COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2021.

Accounting Developments

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for measurement of credit losses on financial instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The standard became effective for fiscal years beginning after December 15, 2019. We adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In January 2017, FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplified the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard became effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removed and modified disclosures that are currently required and added additional disclosures that are deemed relevant. The amendments of this standard became effective for fiscal years beginning after December 15, 2019. We adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In August 2018, FASB also issued guidance amending accounting for internal-use software. The new guidance aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this guidance as of May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In December 2019, FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminated certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We early adopted this guidance in fiscal year beginning May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In March 2020, FASB issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. We will adopt this guidance in our fiscal year beginning May 1, 2022 and we may elect to apply the amendments prospectively through December 12, 2022. We are currently evaluating the impact of this accounting guidance, but do not anticipate that it will have a material impact on the consolidated financial statements.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2021, 2020 and 2019, we recorded foreign currency losses of $2.7 million, $4.1 million and $1.7 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Singapore Dollar, Canadian Dollar, Swiss Franc, Korean Won, Brazilian Real, and South African Rand. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2021, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $12.0 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of April 30, 2021, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. During fiscal 2020, the average interest rate on current and previous term loans was 3.34%. The average interest rate on our previous term loan for 2019 was 3.50%.

We had $80.0 million and $92.3 million of borrowings against the CSV of COLI contracts as of April 30, 2021 and 2020, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 18—Quarterly Results, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) are effective as of April 30, 2021.

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

Item 9B. Other Information

Named Executive Officer Employment Agreements

On June 28, 2021, the Company entered into (1) an amended and restated employment agreement with Gary Burnison (the “Burnison Agreement”), (2) an amended and restated employment agreement with Robert Rozek (the “Rozek Agreement”), (3) an employment agreement with Byrne Mulrooney (the “Mulrooney Agreement”) and (4) an employment agreement with Mark Arian (the “Arian Agreement” and collectively, the “NEO Agreements” and each, an “NEO Agreement”). Each NEO Agreement supersedes the executive’s prior employment agreement or letter, as the case may be.

The NEO Agreements are terminable on notice by either party (on ninety days’ notice if by the executive or 30 days’ notice in the case of termination for “Good Reason”, as defined in the applicable NEO Agreement). The NEO Agreements provide for the following annual compensation: (1) an annual base salary, effective July 1, 2021, of $1,000,000 for Mr. Burnison, $625,000 for Mr. Rozek and $550,000 for each of Messrs. Mulrooney and Arian; (2) participation in the Company’s annual cash incentive plan with an annual target award of 150% of annual base salary for Mr. Burnison, 120% of annual base salary for Mr. Rozek and 100% of annual base salary for Messrs. Mulrooney and Arian, and the ability to earn additional amounts up to a maximum cash award of 200% of the applicable target bonus opportunity for each executive; and (3) subject to approval of the Compensation and Personnel Committee of the Board of Directors, participation in the Company’s equity incentive program. In addition, the executives are eligible to participate in employee benefit plans, arrangements and programs maintained from time to time by the Company for the benefit of senior executives.

The Burnison Agreement provides for continuation of the Retention Award originally granted under his previous employment agreement with the Company dated March 30, 2018 in the amount of $5 million, which cliff vests on March 30, 2022 (the “Retention Vesting Date”). Under the Burnison Agreement, interest will accrue on the Retention Award from March 30, 2022 until Mr. Burnison’s termination of employment at 120% of the long-term Applicable Federal Rate as in effect from time to time. The Retention Award, together with accrued interest, will be paid in equal monthly installments in cash (without further interest) over twelve months following Mr. Burnison’s termination of employment for any reason (other than termination by the Company for “Cause”, as defined in the Burnison Agreement) on or after the Retention Vesting Date. Payment of the Retention Award will be conditioned on Mr. Burnison’s execution and delivery of a general release of claims and his compliance with restrictive covenants relating to confidentiality, nonsolicitation and noncompetition. Upon any termination of Mr. Burnison’s employment on or after the Retention Vesting Date (other than by the Company for Cause or due to death or Disability (as defined in the NEO Agreements)), all unvested equity awards granted on or after March 30, 2018 (and at least 90 days prior to such termination, other than with respect to a termination by the Company without Cause or a termination by Mr. Burnison for Good Reason (as defined in the Burnison Agreement) (an “Involuntary Termination”) during such 90-day period, in which case, there shall be no such 90-day requirement) will continue to vest in accordance with their terms, disregarding such termination. Such continued vesting will be conditioned on Mr. Burnison’s execution and delivery of a general release of claims and his compliance with restrictive covenants relating to confidentiality, nonsolicitation and noncompetition. As an exception, the post-Change in Control double trigger equity severance vesting rules described below would continue to apply in the event of an Involuntary Termination within 24 months after a Change in Control (as defined in the NEO Agreements).

Under each NEO Agreement, if the executive’s employment terminates due to death or Disability, then he, or his legal representatives, would receive: (1) all accrued compensation as of the date of termination; (2) full vesting of all outstanding stock options, other equity-type incentives (excluding performance shares) and benefits under the Executive Capital Accumulation Plan (“ECAP”); (3) a pro rata portion of his target annual cash incentive award for the fiscal year in which his employment terminated; (4) the number of performance shares that would have been earned if he had served the Company for the entire performance period and the target performance had been achieved; and (5) reimbursement of COBRA coverage premiums for the executive and his dependents for as long as such coverage was available under COBRA. In addition, for Mr. Burnison, any unvested amount of the Retention Award would vest.

If the Company terminates the executive’s employment for Cause at any time or he voluntarily terminates his employment without Good Reason, then the Company would pay him accrued compensation through the date of termination.

If the executive’s employment is Involuntarily Terminated prior to a Change in Control or more than 24 months after a Change in Control, then he will be entitled to the following: (1) his accrued compensation; (2) a pro rata portion of his annual cash incentive award, based on actual Company performance, for the year in which his employment terminated; (3) in the case of Mr. Burnison, solely if such termination occurs prior to the Retention Vesting Date, cash payments equal to the greater of (i) the sum of one and one-half times his then current annual base salary and one and one-half times his target annual cash incentive award, or (ii) the prorated amount of the Retention Award based on days worked from March 30, 2018 until the date of termination; and in the case of the other executives, cash payments equal to one and one-half times his then current annual base salary and one and one-quarter times his target annual cash incentive award; (4) for up to 18 months after termination, reimbursement of COBRA coverage premiums for the executive and his dependents for as long as such coverage was available under COBRA; (5) in the case of Mr. Burnison, solely if such termination occurs prior to the Retention Vesting Date, and Mr. Rozek, all outstanding stock options, other equity-type incentives, other long term awards and all benefits held under the ECAP (excluding performance awards) (collectively, the “Time Vested Awards”) will continue to vest in accordance with their terms (disregarding such termination) and, in the case of Messrs. Mulrooney and Arian, the Time Vested Awards that would have vested within 12 months of termination will become fully vested as of the date of such termination; and (6) in the case of Mr. Burnison, solely if such termination occurs prior to the Retention Vesting Date, and Mr. Rozek, the performance awards will vest based on actual performance through the entire performance period and, in the case of Messrs. Mulrooney and Arian, a pro rata portion of the performance awards will vest based on actual performance during the entire performance period and the number of days the executive was employed during the performance period plus an additional year (provided this number of days does not exceed the number of days in the performance period).

If the executive’s employment is Involuntarily Terminated within 24 months following a Change in Control, then he will be entitled to the following: (1) his accrued compensation; (2) a pro rata portion of his target annual cash incentive award; (3) in the case of Mr. Burnison, cash payments equal to three times his current annual base salary, three times his target annual cash incentive award and the amount of the Retention Award (to the extent not yet paid) and, in the case of Messrs. Rozek, Mulrooney and Arian, cash payments equal to two and one-half times the executive’s current annual base salary and two and one-half times the executive’s target annual cash incentive award; (4) for up to 18 months after termination, reimbursement of COBRA coverage premiums for him and his dependents for so long as such coverage is available under COBRA and for six months thereafter, reimbursement of a portion of the cost of healthcare coverage for him and his dependents; (5) vesting on the date of termination of all outstanding Time Vesting Awards; and (6) a number of performance awards equal to the greater of (i) the performance awards that would have been earned if the executive had served for the Company for the entirety of any open performance period and the Company’s performance during such period had been the Company’s actual performance through the date of the Change in Control and at the target level for the period subsequent to the Change in Control and (ii) the performance awards that would have been earned if the executive had served the Company for the entirety of any open performance period and the Company’s performance during such period had been at the target level of performance for the entire performance period.

If Mr. Rozek terminates his employment due to Retirement (as defined in the Rozek Agreement), he will be entitled to the following: (1) his accrued compensation; (2) Time Vested Awards that have been outstanding for more than 90 days will continue to vest in accordance with their terms (disregarding such termination); and (3) performance awards that have been outstanding for more than 90 days will vest based on actual performance through the entire performance period. Mr. Rozek is required to provide six months’ notice prior to terminating his employment due to Retirement.

Under the NEO Agreements, the severance benefits described above are conditioned on the executive’s execution and delivery of a general release and compliance with covenants relating to confidentiality, nonsolicitation and noncompetition.

In addition, in the event of a Change in Control, the NEO Agreements provide that any payments contingent on a Change in Control that would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code will be reduced by an amount equal to the smallest amount possible such that no payment would be subject to such excise tax; provided that if, without any reduction in payments, the net amount retained by the executive, after subtracting all taxes imposed thereon, would exceed the after-tax amount that would be retained by him after the reduction described above, then no reduction in payments will be made. The NEO Agreements also provide for indemnification of the executives to the fullest extent permitted by applicable law and the Company’s governing instruments in connection with suits or proceedings arising by reason of the fact that he is or was a director, officer or employee of the Company.

A copy of the NEO Agreements are attached as Exhibits 10.53, 10.54, 10.55 and 10.56 to this Annual Report.

Long-Term Performance Unit Plan and Executive Capital Accumulation Plan

On June 24, 2021, the Compensation and Personnel Committee (the “Committee”) of the Board of Directors of the Company amended and restated the Company’s Long-Term Performance Unit Plan (the “LTPUP”) and Executive Capital Accumulation Plan (the “ECAP”), effective as of July 1, 2021. The Committee amended and restated the LTPUP to provide that unit awards made thereunder on or after July 1, 2021 will have a total value upon becoming fully vested of $62,500, generally payable over five years in equal annual installments subject to the terms and conditions of the LTPUP, including the alternate payment provisions provided therein. The Committee amended and restated both the LTPUP and the ECAP to provide that, following the occurrence of a Change in Control Event (as defined in the applicable plan), a participant’s rights with respect to vested benefits under the plans may not be terminated due to the participant engaging in Detrimental Activity (as defined in the applicable plan). In addition, under the ECAP, if a participant’s employment is terminated on or following a Change in Control Event by the Company for any reason (other than for Cause, as defined in the ECAP) or due to the Participant’s retirement on or after attaining age 65, then the participant will become 100% vested in all amounts under the ECAP. A copy of the ECAP and the LTPUP are attached as Exhibits 10.50 and 10.51 to this Annual Report.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and, when applicable, “Delinquent Section 16(a) Reports” and elsewhere in our 2021 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” and elsewhere in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2021 Proxy Statement, and is incorporated herein by reference.

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

10.42*+	Amendment to Employment Letter dated June 26, 2014 between the Company and Byrne Mulrooney, filed as Exhibit 10.3 to the Company’s Form 8-K, filed April 17, 2020.
10.43*+	Amendment to Employment Letter dated March 17,2017 between the Company and Mark Arian, filed as Exhibit 10.4 to the Company’s Form 8-K, filed April 17, 2020.
10.44*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective June 1, 2020, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
10.45*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective July 1, 2020, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
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

10.50*	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, effective July 1, 2021.
10.51*	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective July 1, 2021.
10.52*	Form of Unit Award Agreement under Amended and Restated Korn Ferry Long Term Performance Unit Plan.
10.53*	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Gary Burnison.
10.54*	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Robert Rozek.
10.55*	Employment Agreement dated June 28, 2021 between the Company and Byrne Mulrooney.
10.56*	Employment Agreement dated June 28, 2021 between the Company and Mark Arian.
21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2021, had been formatted in Inline XBRL and included as Exhibit 101.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.

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

Date:  June 28, 2021

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

Signature	Title	Date

/s/ CHRISTINA A. GOLD Christina A. Gold	Chairman of the Board and Director	June 28, 2021
/s/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2021
/s/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2021
/s/ DOYLE N. BENEBY Doyle N. Beneby	Director	June 28, 2021
/s/ JERRY LEAMON Jerry Leamon	Director	June 28, 2021
/s/ ANGEL MARTINEZ Angel Martinez	Director	June 28, 2021
/s/ DEBRA J. PERRY Debra J. Perry	Director	June 28, 2021
/s/ LORI ROBINSON Lori Robinson	Director	June 28, 2021
/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 28, 2021

KORN FERRY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2021

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2021 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2021, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Korn Ferry:

Opinion on Internal Control over Financial Reporting

We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2021 and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated June 28, 2021 expressed an unqualified opinion thereon.

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

June 28, 2021

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Korn Ferry

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the “Company”) as of April 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2021 and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Los Angeles, California

June 28, 2021

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2021	2020
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$850,778	$689,244
Marketable securities	63,667	41,951
Receivables due from clients, net of allowance for doubtful accounts of $29,324 and $23,795 at April 30, 2021 and 2020, respectively	448,733	397,165
Income taxes and other receivables	40,024	38,755
Unearned compensation	53,206	43,117
Prepaid expenses and other assets	30,724	26,851
Total current assets	1,487,132	1,237,083

Marketable securities, non-current	182,692	132,134
Property and equipment, net	131,778	142,728
Operating lease right-of-use assets, net	174,121	195,077
Cash surrender value of company-owned life insurance policies, net of loans	161,295	146,408
Deferred income taxes	73,106	55,479
Goodwill	626,669	613,943
Intangible assets, net	92,949	111,926
Unearned compensation, non-current	102,356	79,510
Investments and other assets	24,428	29,540
Total assets	$3,056,526	$2,743,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$44,993	$45,684
Income taxes payable	23,041	21,158
Compensation and benefits payable	394,606	280,911
Operating lease liability, current	47,986	54,851
Other accrued liabilities	239,444	221,603
Total current liabilities	750,070	624,207

Deferred compensation and other retirement plans	346,455	289,136
Operating lease liability, non-current	155,998	180,766
Long-term debt	394,794	394,144
Deferred tax liabilities	3,832	1,056
Other liabilities	36,602	30,828
Total liabilities	1,687,751	1,520,137

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 74,915 and 73,205 shares issued and 54,008 and 54,450 shares outstanding at April 30, 2021 and 2020, respectively	583,260	585,560
Retained earnings	834,949	742,993
Accumulated other comprehensive loss, net	(51,820)	(107,172)
Total Korn Ferry stockholders' equity	1,366,389	1,221,381
Noncontrolling interest	2,386	2,310
Total stockholders' equity	1,368,775	1,223,691
Total liabilities and stockholders' equity	$3,056,526	$2,743,828

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2021	2020	2019
	(in thousands, except per share data)
Fee revenue	$1,810,047	$1,932,732	$1,926,033
Reimbursed out-of-pocket engagement expenses	9,899	44,598	47,829
Total revenue	1,819,946	1,977,330	1,973,862

Compensation and benefits	1,297,880	1,297,994	1,311,240
General and administrative expenses	191,776	258,957	351,991
Reimbursed expenses	9,899	44,598	47,829
Cost of services	72,030	85,886	75,487
Depreciation and amortization	61,845	55,311	46,489
Restructuring charges, net	30,732	58,559	—
Total operating expenses	1,664,162	1,801,305	1,833,036

Operating income	155,784	176,025	140,826
Other income (loss), net	37,194	(2,879)	10,405
Interest expense, net	(29,278)	(22,184)	(16,891)
Income before provision for income taxes	163,700	150,962	134,340
Income tax provision	48,138	43,945	29,544
Net income	115,562	107,017	104,796
Net income attributable to noncontrolling interest	(1,108)	(2,071)	(2,145)
Net income attributable to Korn Ferry	$114,454	$104,946	$102,651

Earnings per common share attributable to Korn Ferry:
Basic	$2.11	$1.91	$1.84
Diluted	$2.09	$1.90	$1.81

Weighted-average common shares outstanding:
Basic	52,928	54,342	55,311
Diluted	53,405	54,767	56,096

Cash dividends declared per share:	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2021	2020	2019
	(in thousands)

Net income	$115,562	$107,017	$104,796

Other comprehensive income:
Foreign currency translation adjustments	50,069	(23,764)	(28,038)
Deferred compensation and pension plan adjustments, net of tax	5,419	(6,716)	(5,369)
Net unrealized (loss) gain on marketable securities, net of tax	(53)	34	—
Net unrealized loss on interest rate swap, net of tax	—	(456)	(1,080)
Comprehensive income	170,997	76,115	70,309
Less: comprehensive income attributable to noncontrolling interest	(1,191)	(1,689)	(1,978)
Comprehensive income attributable to Korn Ferry	$169,806	$74,426	$68,331

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance at May 1, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net income	—	—	102,651	—	102,651	2,145	104,796
Other comprehensive loss	—	—	—	(34,320)	(34,320)	(167)	(34,487)
Effect of adoption of accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(23,459)	—	(23,459)	—	(23,459)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,255)	(2,255)
Purchase of stock	(1,166)	(58,070)	—	—	(58,070)	—	(58,070)
Issuance of stock	1,080	8,528	—	—	8,528	—	8,528
Stock-based compensation	—	22,063	—	—	22,063	—	22,063
Balance at April 30, 2019	56,431	656,463	660,845	(76,652)	1,240,656	2,731	1,243,387
Net income	—	—	104,946	—	104,946	2,071	107,017
Other comprehensive loss	—	—	—	(30,520)	(30,520)	(382)	(30,902)
Dividends paid to shareholders	—	—	(22,798)	—	(22,798)	—	(22,798)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,110)	(2,110)
Purchase of stock	(2,839)	(101,439)	—	—	(101,439)	—	(101,439)
Issuance of stock	858	9,041	—	—	9,041	—	9,041
Stock-based compensation	—	21,495	—	—	21,495	—	21,495
Balance at April 30, 2020	54,450	585,560	742,993	(107,172)	1,221,381	2,310	1,223,691
Net income	—	—	114,454	—	114,454	1,108	115,562
Other comprehensive income	—	—	—	55,352	55,352	83	55,435
Dividends paid to shareholders	—	—	(22,498)	—	(22,498)	—	(22,498)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(1,146)	(35,376)	—	—	(35,376)	—	(35,376)
Issuance of stock	704	6,560	—	—	6,560	—	6,560
Stock-based compensation	—	26,516	—	—	26,516	—	26,516
Balance at April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$115,562	$107,017	$104,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,845	55,311	46,489
Stock-based compensation expense	27,157	22,818	23,385
Tradename write-offs	—	—	106,555
Write-off of long-lived assets	—	2,654	—
Provision for doubtful accounts	15,763	14,644	14,260
Gain on cash surrender value of life insurance policies	(13,017)	(6,551)	(6,160)
(Gain) loss on marketable securities	(38,529)	2,066	(8,134)
Deferred income taxes	(14,140)	(9,330)	(27,796)
Change in other assets and liabilities:
Deferred compensation	64,005	23,496	18,478
Receivables due from clients	(67,331)	34,152	(30,625)
Income taxes and other receivables	5,798	(6,421)	1,409
Prepaid expenses and other assets	(3,902)	(956)	(148)
Unearned compensation	(32,935)	300	(7,299)
Income taxes payable	(1,824)	1,246	213
Accounts payable and accrued liabilities	122,687	(6,011)	28,398
Other	10,294	1,914	(5,016)
Net cash provided by operating activities	251,433	236,349	258,805
Cash flows from investing activities:
Purchase of property and equipment	(31,122)	(41,460)	(46,682)
Purchase of marketable securities	(103,499)	(83,563)	(9,476)
Proceeds from sales/maturities of marketable securities	69,683	47,936	13,781
Cash paid for acquisitions, net of cash acquired	—	(108,602)	—
Premium on company-owned life insurance policies	(15,353)	(15,699)	(34,862)
Proceeds from life insurance policies	18,707	2,280	7,632
Dividends received from unconsolidated subsidiaries	205	346	140
Net cash used in investing activities	(61,379)	(198,762)	(69,467)
Cash flows from financing activities:
Repurchases of common stock	(30,387)	(92,446)	(37,372)
Payments of tax withholdings on restricted stock	(4,989)	(8,993)	(20,698)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,706	7,684	7,272
Borrowings under life insurance policies	—	—	31,870
Payments on life insurance policy loans	(12,279)	(943)	(5,316)
Principal payments on finance leases	(1,324)	(1,833)	—
Dividends paid to shareholders	(22,498)	(22,798)	(23,459)
Dividends paid to noncontrolling interest	(1,115)	(2,110)	(2,255)
Proceeds from long term debt	—	1,045,500	226,875
Principal payments on long term debt	—	(876,875)	(238,906)
Payment of debt issuance costs	—	(3,050)	(2,181)
Payment of contingent consideration from acquisitions	—	(455)	(455)
Net cash (used in) provided by financing activities	(66,886)	43,681	(64,625)
Effect of exchange rate changes on cash and cash equivalents	38,366	(18,384)	(19,201)
Net increase in cash and cash equivalents	161,534	62,884	105,512
Cash and cash equivalents at beginning of year	689,244	626,360	520,848
Cash and cash equivalents at end of the period	$850,778	$689,244	$626,360
Supplemental cash flow information:
Cash used to pay interest	$25,207	$12,526	$14,188
Cash used to pay income taxes, net of refunds	$55,317	$54,914	$58,408

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

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

The Company has seven reportable segments that operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data.

2.

Digital leverages an artificial intelligence powered machine-learning platform to identify structure, roles, capabilities and behaviours needed to drive business forward. This end-to-end system combines Korn Ferry proprietary data, client data, and external market data to generate insight and recommend action.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

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

April 30, 2021 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2021 and 2020, the Company’s investments in cash equivalents consisted of money market funds, and commercial paper and as of April 30, 2020 also includes corporate notes/bonds with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statement of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During fiscal 2021, 2020 and 2019, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

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

As of April 30, 2021 and 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

On December 16, 2019, in conjunction with the payoff of the credit facility, the Company terminated its interest rate swap. The Company had entered into the interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective was to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company determined that the interest rate swap qualified as a cash flow hedge in accordance with ASC 815. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge were recorded as a component of accumulated other comprehensive loss within stockholders’ equity and were amortized to interest expense over the term of the related debt.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During fiscal 2021, the Company recorded an adjustment of $2.6 million to increase goodwill as a result of additional tax liabilities from the Miller Heiman Group, Achieve Forum and Strategy Execution (the “Acquired Companies”) acquisition completed on November 1, 2019. The measurement period for the Acquired Companies is closed.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets and current and non-current operating lease liability, in the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities and other liabilities in the consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

The Company has lease agreements with lease and non-lease components. For all leases with non-lease components the Company accounts for the lease and non-lease components as a single lease component.

Property and Equipment, Net

Property and equipment is carried at cost less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs incurred for internal use projects are capitalized and once placed in service, amortized using the straight-line method over the estimated useful life, generally three to ten years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During fiscal 2020, the Company decided that it would exit 16 office leases as part of the integration of the Acquired Companies. This resulted in an impairment charge of the ROU asset of $2.3 million and impairment of leasehold improvements and furniture and fixtures of $0.4 million, both recorded in the consolidated statements of income in general and administrative expenses in the Digital reportable segment. During fiscal 2021 and 2019, there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual impairment test performed as of January 31, 2021, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2021 that would require further testing.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The coronavirus pandemic (“COVID-19”) impacted the Company’s fourth quarter of fiscal 2020 business, as well as the business during fiscal 2021. The Company reviewed its intangible assets and noted no impairment as of April 30, 2021 and 2020.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $287.3 million, $197.1 million and $257.3 million for the years ended April 30, 2021, 2020 and 2019, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company-owned life insurance (“COLI”) contracts, amortization of stock-based compensation awards, payroll taxes and employee insurance benefits. Unearned compensation on the consolidated balance sheets includes long-term retention awards that are generally amortized over four-to-five years.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the unit credit cost method for the Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”), Enhanced Wealth Accumulation Plan (“EWAP”) and Worldwide Executive Benefit Plan (“WEB”) and the pension plan acquired under Hay Group, while the medical and life insurance plan and Long Term Performance Unit Plan (“LTPU Plan”) uses the projected unit credit cost method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive loss. The actuarial gains/losses included in accumulated other comprehensive income are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation and current and future market conditions.

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

Executive Capital Accumulation Plan

The Company, under the ECAP, makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a five-year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable in the accompanying consolidated balance sheets.

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

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2021 and 2020, the Company held contracts with net CSV of $161.3 million and $146.4 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. During fiscal 2021, 2020 and 2019, the Company recorded foreign currency losses of $2.7 million, $4.1 million and $1.7 million respectively, in general and administrative expenses in the consolidated statements of income.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities, commercial papers and corporate notes/bonds while investments include mutual funds, commercial papers, corporate notes/bonds and US Treasury and Agency securities. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2021 and 2020, the Company had no other significant credit concentrations.

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

April 30, 2021 (continued)

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

In December 2019, FASB issued guidance on Simplifying the Accounting for Income Taxes. This update eliminated certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The update also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments of this standard are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted this guidance in its fiscal year beginning May 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In March 2020, FASB issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company will adopt this guidance in its fiscal year beginning May 1, 2021 and the Company may elect to apply the amendments prospectively through December 12, 2022. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the consolidated financial statements.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

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

During fiscal 2021, 2020 and 2019, restricted stock awards of 1.3 million shares, 0.7 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2021	2020	2019
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$114,454	$104,946	$102,651
Less: distributed and undistributed earnings to nonvested restricted stockholders	2,763	1,140	1,066
Basic net earnings attributable to common stockholders	111,691	103,806	101,585
Add: undistributed earnings to nonvested restricted stockholders	2,185	901	831
Less: reallocation of undistributed earnings to nonvested restricted stockholders	2,165	894	820
Diluted net earnings attributable to common stockholders	$111,711	$103,813	$101,596

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,928	54,342	55,311
Effect of dilutive securities:
Restricted stock	476	367	750
ESPP	1	58	34
Stock Options	—	—	1
Diluted weighted-average number of common shares outstanding	53,405	54,767	56,096

Net earnings per common share:
Basic earnings per share	$2.11	$1.91	$1.84
Diluted earnings per share	$2.09	$1.90	$1.81

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

The components of accumulated other comprehensive loss, net were as follows:

	April 30,
	2021	2020
	(in thousands)
Foreign currency translation adjustments	$(33,666)	$(83,652)
Deferred compensation and pension plan adjustments, net of taxes	(18,135)	(23,554)
Marketable securities unrealized (loss) gain, net of tax	(19)	34
Accumulated other comprehensive loss, net	$(51,820)	$(107,172)

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Loss
		(in thousands)
Balance as of May 1, 2018	$(32,399)	$(9,073)	$—	$1,337	$(40,135)
Unrealized losses arising during the period	(27,871)	(6,461)	—	(800)	(35,132)
Reclassification of realized net losses (gains) to net income	—	1,092	—	(280)	812
Effect of adoption of accounting standard	—	(2,396)	—	199	(2,197)
Balance as of April 30, 2019	(60,270)	(16,838)	—	456	(76,652)
Unrealized (losses) gains arising during the period	(23,382)	(8,883)	37	(678)	(32,906)
Reclassification of realized net losses (gains) to net income	—	2,167	(3)	222	2,386
Balance as of April 30, 2020	(83,652)	(23,554)	34	—	(107,172)
Unrealized gains (losses) arising during the period	49,986	2,660	(53)	—	52,593
Reclassification of realized net losses to net income	—	2,759	—	—	2,759
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$—	$(51,820)

(1)

The tax effects on unrealized gains (losses) were $1.1 million, $(3.1) million and $(2.3) million as of April 30, 2021, 2020 and 2019, respectively. The tax effects on reclassifications of realized net losses were $1.0 million, $0.8 million and $0.4 million as of April 30, 2021, 2020 and 2019, respectively.

(2)

The tax effects on unrealized (losses) gains were $(0.2) million and $(0.3) million as of 2020 and 2019, respectively. The tax effects on the reclassification of realized net (losses) gains to net income was $(0.1) million and $0.1 million as of 2020 and 2019, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Restricted stock	$26,516	$21,495	$22,063
ESPP	641	1,323	1,322
Total stock-based compensation expense	$27,157	$22,818	$23,385

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

April 30, 2021 (continued)

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

Restricted stock activity is summarized below:

	April 30,
	2021		2020		2019
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,365	$44.59	1,460	$38.42	1,730	$33.45
Granted	1,606	$27.63	608	$38.38	671	$40.93
Vested	(516)	$39.78	(638)	$25.42	(904)	$36.41
Forfeited	(85)	$22.35	(65)	$33.48	(37)	$32.26
Non-vested, end of year	2,370	$34.34	1,365	$44.59	1,460	$38.42

As of April 30, 2021, there were 0.3 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $3.9 million.

As of April 30, 2021, there was $50.7 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During fiscal 2021 and 2020, 172,749 shares and 232,618 shares of restricted stock totaling $5.0 million and $9.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85%, or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During fiscal 2021, 2020, and 2019, employees purchased 188,608 shares at an average price of $30.25 per share, 220,161 shares at an average price of $34.90 per share and 169,299 shares at an average price of $42.05 per share, respectively. As of April 30, 2021, the ESPP had approximately 0.5 million shares remaining available for future issuance.

Common Stock

During fiscal 2021, 2020 and 2019, the Company repurchased (on the open market or privately negotiated transactions) 973,451 shares, 2,606,861 shares and 809,074 shares, respectively, of the Company’s common stock for $30.4 million, $92.4 million and $37.4 million, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2021 and 2020:

	April 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$51,979	$1	$(7)	$51,973	$9,499	$42,474	$—	$—
Corporate notes/bonds	26,371	—	(20)	26,351	—	10,134	16,217	—
U.S. Treasury and Agency Securities	1,975	—	—	1,975	—	1,975	—	—
Total debt investments	$80,325	$1	$(27)	$80,299	$9,499	$54,583	$16,217	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$175,559	$—	$9,084	$166,475	$—
Total equity investments				$175,559	$—	$9,084	$166,475	$—
Cash				$752,737	$752,737	$—	$—	$—
Money market funds				88,542	88,542	—	—	—
Level 2:
Foreign currency forward contracts				(12)	—	—	—	(12)
Total				$1,097,125	$850,778	$63,667	$182,692	$(12)

	April 30, 2020
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $157.3 million and $124.6 million as of April 30, 2021 and 2020, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $26.5 million and $21.7 million as of April 30, 2021 and 2020, respectively. During fiscal 2021 and 2019, the fair value of the investments increased; therefore, the Company recognized income of $38.5 million and $8.1 million, respectively, which was recorded in other income (loss), net. During fiscal 2020, the fair value of the investments decreased; therefore, the Company recognized a loss of $1.8 million which was recorded in other income (loss), net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2021 and 2020, marketable securities classified as available-for-sale consisted of both commercial paper and corporate notes/bonds and on April 30, 2021 also consisted of US Treasury and Agency securities for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2021, available-for-sale marketable securities had remaining maturities ranging from one to twenty-one months. During fiscal 2021 and 2020, there were $60.6 million and $4.8 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2021 and 2020, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of April 30, 2021, was $32.7 million while unrealized losses that relate to equity securities held as of April 30, 2020 and 2019 was $8.2 million and $4.7 million, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2021	2020
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$822	$3,034
Derivative liabilities:
Foreign currency forward contracts	$834	$400

As of April 30, 2021, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $44.9 million, respectively. As of April 30, 2020, the total notional amounts of the forward contracts purchased and sold were $91.2 million and $41.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2021 and 2019 the Company incurred gains of $2.7 million and $1.2 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During fiscal 2020, the Company incurred losses of $0.3 million, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Deferred compensation and pension plans	$178,994	$156,586
Medical and Life Insurance plan	6,584	7,527
International retirement plans	15,633	14,851
Executive Capital Accumulation Plan	163,582	129,315
Total benefit obligation	364,793	308,279
Less: current portion of benefit obligation(1)	(18,338)	(19,143)
Non-current benefit obligation	$346,455	$289,136

(1) Current portion of benefit obligation is included in Compensation and benefits payable in the consolidated balance sheet.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Deferred Compensation and Pension Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2021	2020
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$180,821	$148,369
Service cost	31,947	24,939
Interest cost	4,035	5,433
Actuarial (gain) loss	(590)	13,427
Administrative expenses paid	(265)	(155)
Benefits paid from plan assets	(2,327)	(3,932)
Benefits paid from cash	(7,881)	(6,652)
Plan amendment	—	(608)
Benefit obligation, end of year	205,740	180,821

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	24,235	25,131
Actual return on plan assets	4,523	2,726
Benefits paid from plan assets	(2,327)	(3,932)
Administrative expenses paid	(265)	(155)
Employer contributions	580	465
Fair value of plan assets, end of year	26,746	24,235

Funded status and balance, end of year (1)	$(178,994)	$(156,586)

Current liability	$9,074	$8,887
Non-current liability	169,920	147,699
Total liability	$178,994	$156,586

Plan Assets - weighted-average asset allocation:
Debt securities	36%	43%
Equity securities	62%	56%
Other	2%	1%
Total	100%	100%

(1)

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As the COLI contracts are held in trust and are not separated from our general corporate assets, they are not included in the funded status. As of April 30, 2021 and 2020, the Company held contracts with gross CSV of $241.3 million and $238.7 million, offset by outstanding policy loans of $80.0 million and $92.3 million, respectively.

The pension obligation in fiscal 2021 increased compared to fiscal 2020 due to the ongoing accruals for the LTPU Plan for additional awards issued in fiscal 2021. The increase in pension benefit obligations was partially offset by a change in the mortality assumption. The mortality assumption was updated from the MP-2019 projection scale to the MP-2020 mortality projection scale which improved our funded position. Also improving the funded position was the actual return on plan assets that was greater than expected. The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2021 and 2020:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 30, 2021:
Mutual funds	$—	$26,140	$—	$26,140
Money market funds	606	—	—	606
Total	$606	$26,140	$—	$26,746

April 30, 2020:
Mutual funds	$—	$24,041	$—	$24,041
Money market funds	194	—	—	194
Total	$194	$24,041	$—	$24,235

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 70% and debt securities 30% to 50%. We establish our estimated long‑term return on plan assets considering various factors, including the targeted asset allocation percentages, historic returns and expected future returns.

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Service cost	$31,947	$24,939	$17,281
Interest cost	4,035	5,433	5,044
Amortization of actuarial loss	4,117	3,261	1,798
Net prior service credit amortization	(97)	(24)	—
Expected return on plan assets	(1,404)	(1,452)	(1,568)
Net periodic benefit cost (1)	$38,598	$32,157	$22,555

(1)

The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2021	2020	2019
Discount rate, beginning of year	2.29%	3.57%	3.93%
Discount rate, end of year	2.17%	2.29%	3.57%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.00%	6.00%	6.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2022	$11,544
2023	10,596
2024	15,589
2025	24,900
2026	33,811
2027-2031	213,120

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Medical and Life Insurance Plan

In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 118 participants. The medical and life insurance benefit plan is unfunded.

The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2021	2020
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$7,527	$7,310
Interest cost	140	227
Actuarial (gain) loss	(549)	458
Benefits paid	(534)	(468)
Benefit obligation, end of year	$6,584	$7,527

Current liability	$601	$666
Non-current liability	5,983	6,861
Total liability	$6,584	$7,527

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Service cost	$—	$—	$—
Interest cost	140	227	243
Net periodic service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	—	—	(14)
Net periodic benefit cost (1)	$(168)	$(81)	$(79)

(1)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2021	2020	2019
Discount rate, beginning of year	2.45%	3.67%	3.94%
Discount rate, end of year	2.54%	2.45%	3.67%
Healthcare care cost trend rate	6.25%	6.50%	6.50%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2022	$601
2023	595
2024	576
2025	552
2026	527
2027-2031	2,153

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 24 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2021 and 2020 is $15.6 million for 2,557 participants and $14.9 million for 2,991 participants, respectively. The Company’s contribution to these plans was $12.7 million and $14.4 million in fiscal 2021 and 2020, respectively.

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

The Company issued ECAP awards during fiscal 2021, 2020 and 2019 of $8.2 million, $9.0 million and $8.5 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During both fiscal 2021 and fiscal 2019, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $37.3 million and $8.7 million, respectively. During fiscal 2020, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $0.8 million. Offsetting the increases in compensation and benefits expense in fiscal 2021 and 2019 was increases in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $38.5 million and $8.1 million in fiscal 2021 and 2019, respectively, recorded in other income (loss), net on the consolidated statements of income. Offsetting the decrease in compensation and benefits expense in fiscal 2020 was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) $1.8 million in fiscal 2020, recorded in other income (loss), net on the consolidated statement of income.

Changes in ECAP liability were as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Balance, beginning of year	$129,315	$130,161
Employee contributions	4,935	8,215
Amortization of employer contributions	6,287	6,074
Gain (loss) on investment	37,323	(826)
Employee distributions	(15,652)	(13,911)
Exchange rate fluctuations	1,374	(398)
Balance, end of year	163,582	129,315
Less: current portion	(8,663)	(9,590)
Non-current portion	$154,919	$119,725

As of April 30, 2021 and 2020, the unamortized portion of the Company contributions to the ECAP was $20.2 million and $17.0 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company intends to make matching contributions related to fiscal 2021 in fiscal 2022, which are accrued in compensation and benefits payable on the consolidated balance sheet. Due to the impact of COVID-19, the Company suspended matching contributions related to fiscal 2020. The Company made a $3.0 million matching contribution in fiscal 2020 related to contributions made by employees in fiscal 2019.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $241.3 million and $238.7 million as of April 30, 2021 and 2020, respectively, is offset by outstanding policy loans of $80.0 million and $92.3 million in the accompanying consolidated balance sheets as of April 30, 2021 and 2020, respectively. Total death benefits payable, net of loans under COLI contracts, were $443.9 million and $451.7 million at April 30, 2021 and 2020, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV of the underlying COLI investments increased by $13.0 million, $6.6 million and $6.2 million during fiscal 2021, 2020 and 2019, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2021, COLI contracts with a net CSV of $145.1 million and death benefits, net of loans, of $398.9 million were held in trust for these purposes.

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

The following table outlines our contract asset and liability balances as of April 30, 2021 and 2020:

	April 30,
	2021	2020
	(in thousands)
Contract assets-unbilled receivables	$82,842	$65,370
Contract liabilities-deferred revenue	$184,610	$133,128

During fiscal 2021, 2020 and 2019 we recognized revenue of $92.4 million, $94.1 million and $97.0 million, respectively, that were included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of April 30, 2021, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $739.5 million. Of the $739.5 million of remaining performance obligations, we expect to recognize approximately $415.8 million in fiscal 2022, $197.3 million in fiscal 2023, $92.4 million in fiscal 2024 and the remaining $34.0 million in fiscal 2025 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 12—Segments.

The following table provides further disaggregation of fee revenue by industry:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

	Year Ended April 30,
	2021		2020		2019
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$490,863	27.1%	$556,189	28.8%	$557,284	28.9%
Life Sciences/Healthcare	355,668	19.7	343,955	17.8	322,574	16.7
Financial Services	331,976	18.3	334,433	17.3	348,460	18.1
Consumer Goods	239,457	13.2	285,927	14.8	295,900	15.4
Technology	275,510	15.2	285,562	14.8	261,176	13.6
Education/Non–Profit/General	116,573	6.5	126,666	6.5	140,639	7.3
Fee Revenue	$1,810,047	100.0%	$1,932,732	100.0%	$1,926,033	100.0%

8. Credit Losses

The Company is exposed to credit losses primarily through the provision of its Executive Search, Consulting and Digital services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding COVID-19 as of the end of the fiscal year and determined that the estimate of credit losses was not significantly impacted as of that date.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2018	$17,845
Provision for credit losses	14,260
Write-offs	(10,608)
Recoveries of amounts previously written off	911
Foreign currency translation	(826)
Balance at April 30, 2019	21,582
Provision for credit losses	14,644
Write-offs	(12,518)
Recoveries of amounts previously written off	398
Foreign currency translation	(311)
Balance at April 30, 2020	23,795
Provision for credit losses	15,763
Write-offs	(12,073)
Recoveries of amounts previously written off	311
Foreign currency translation	1,528
Balance at April 30, 2021	$29,324

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

	Less Than 12 Months		Balance Sheet Classification
	Fair Value	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-Current
Balance at April 30, 2021	(in thousands)
Commercial paper	$36,378	$7	$5,749	$30,629	$—
Corporate notes/bonds	$26,350	$20	$—	$10,133	$16,217

The unrealized losses on 18 investments in Commercial paper securities and 15 investments in Corporate notes/bonds were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

Income from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Domestic	$34,661	$40,736	$(22,039)
Foreign	129,039	110,226	156,379
Income before provision for income taxes	$163,700	$150,962	$134,340

The provision for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Current income taxes:
Federal	$16,913	$14,336	$6,152
State	4,719	4,974	9,097
Foreign	40,646	33,965	42,091
Current provision for income taxes	62,278	53,275	57,340
Deferred income taxes:
Federal	(5,809)	(6,862)	(16,211)
State	(5,025)	(784)	(7,682)
Foreign	(3,306)	(1,684)	(3,903)
Deferred benefit for income taxes	(14,140)	(9,330)	(27,796)
Total provision for income taxes	$48,138	$43,945	$29,544

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal effect	1.0	2.2	1.1
Foreign tax rates differential	4.5	4.5	5.0
Non-deductible officers compensation	2.3	0.5	1.1
Excess tax expense (benefit) on stock-based compensation	0.8	(1.0)	(3.1)
Change in valuation allowance	0.3	—	(2.0)
COLI increase, net	(1.7)	(0.9)	(1.0)
Change in uncertain tax positions	1.1	0.2	0.1
Other	0.1	2.6	(0.2)
Effective income tax rate	29.4%	29.1%	22.0%

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Components of deferred tax assets and liabilities were as follows:

	April 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Deferred compensation	$107,834	$86,479
Operating lease liability	34,183	37,934
Loss carryforwards	39,704	27,845
Reserves and accruals	16,393	14,211
Allowance for doubtful accounts	4,885	4,029
Other	—	2,703
Gross deferred tax assets	202,999	173,201
Deferred tax liabilities:
Operating lease, right-of-use, assets	(27,777)	(29,998)
Intangibles and Goodwill	(26,570)	(29,006)
Property and equipment	(20,590)	(22,332)
Prepaid expenses	(23,928)	(19,567)
Marketable Securities	(7,003)	—
Other	(2,684)	—
Gross deferred tax liabilities	(108,552)	(100,903)
Valuation allowances	(25,173)	(17,875)
Net deferred tax asset	$69,274	$54,423

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

As of April 30, 2021, the Company had U.S. federal net operating loss carryforwards of $2.2 million, which the Company anticipates will be fully utilized by fiscal 2028. The Company has state net operating loss carryforwards of $40.3 million, which, if unutilized, will begin to expire in fiscal 2022. The Company also has foreign net operating loss carryforwards of $159.3 million, which, if unutilized, will begin to expire in fiscal 2022.

We continue to consider approximately $571.3 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, have provided no taxes on such earnings other than the Transition Tax. While we do not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, we review our cash positions regularly and, to the extent we determine that all or a portion of our foreign earnings are not indefinitely reinvested, we provide additional taxes, if applicable, including foreign withholding taxes and U.S. state income taxes.

The Company elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).

The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. Currently, income tax returns of the Company’s subsidiaries are under audit in Brazil, Germany, Switzerland, Japan and India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2015 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2021, the Company had a liability of $10.0 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Unrecognized tax benefits, beginning of year	$6,037	$7,794	$3,674
Settlement with tax authority	—	(1,767)	(1,771)
Additions based on tax positions related to the current year	1,716	10	1,775
Additions based on tax positions related to prior years	2,201	—	4,116
Unrecognized tax benefits, end of year	$9,954	$6,037	$7,794

The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $1.3 million. The Company does not expect a change in the amount of unrecognized tax benefits to have a material financial statement impact.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $0.9 million, $0.6 million, and $0.4 million for interest related to unrecognized tax benefits as of April 30, 2021, 2020, and 2019 respectively. The Company had an accrual of $0.5 million as of April 30, 2021, for penalties related to unrecognized tax benefits and no accrual for penalties related to unrecognized tax benefits in fiscal 2020 and 2019. The Company recognized tax expense of $0.8 million, $0.2 million, and $0.1 million for interest and penalties related to unrecognized tax benefits during fiscal 2021, 2020, and 2019, respectively.

10. Property and Equipment, Net

Property and equipment include the following:

	April 30,
	2021	2020
	(in thousands)
Computer equipment and software (1)	$290,417	$261,970
Leasehold improvements	89,276	85,208
Furniture and fixtures	44,033	42,741
Automobiles	3,356	3,065
	427,082	392,984
Less: accumulated depreciation and amortization	(295,304)	(250,256)
Property and equipment, net	$131,778	$142,728

(1)

Depreciation expense for capitalized software was $25.4 million, $18.8 million and $14.6 million during fiscal 2021, 2020 and 2019, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $85.6 million and $86.3 million as of April 30, 2021 and 2020, respectively.

Depreciation expense for property and equipment was $42.6 million, $39.0 million and $33.0 million during fiscal 2021, 2020 and 2019, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes is 4.86%. As of April 30, 2021 and 2020, the fair value of the Notes was $416.5 million and $372.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2021	April 30, 2020
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(5,206)	(5,856)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,794	$394,144

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the total funded debt to adjusted EBITDA ratio (as set forth in the credit agreement, the “consolidated net leverage ratio”), is no greater than 4.00 to 1.00, and the pro forma liquidity is at least $50.0 million.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on our current and previous term loan for fiscal 2020 and 2019 was 3.34% and 3.50%, respectively.

As of April 30, 2021 and 2020, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $3.3 million and $4.2 million as of April 30, 2021 and 2020, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of April 30, 2021, the Company was in compliance with its debt covenants.

The Company had a total of $646.0 million available under the Revolver after $4.0 million of standby letters of credit have been issued as of April 30, 2021 and 2020. The Company had a total of $11.0 million and $11.3 million of standby letters with other financial institutions as of April 30, 2021 and 2020, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

The Company has outstanding borrowings against the CSV of COLI contracts of $80.0 million and $92.3 million at April 30, 2021 and 2020, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

12. Segments

The Company has seven reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America and RPO & Professional Search. Revenues are directly attributed to a reportable segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors.

The Company’s seven reportable segments operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence powered, machine-learning platform to identify structure, roles, capabilities and behaviours needed to drive business forward. This end-to-end system combines Korn Ferry proprietary data, client data, and external market data to generate insight and recommend action.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, and RPO and Professional Search are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Digital, and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates Corporate to record global expenses.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment.

Financial highlights by reportable segments are as follows:

	Year Ended April 30, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$515,844	$287,306	$397,275	$138,954	$83,306	$17,500	$369,862	$—	$1,810,047
Total revenue	$517,046	$287,780	$399,104	$139,213	$83,463	$17,500	$375,840	$—	$1,819,946

Net income attributable to Korn Ferry									$114,454
Net income attributable to noncontrolling interest									1,108
Other income, net									(37,194)
Interest expense, net									29,278
Income tax provision									48,138
Operating income									$155,784
Depreciation and amortization									61,845
Other income, net									37,194
Integration/acquisition costs									737
Restructuring charges, net									30,732
Adjusted EBITDA(1)	$81,522	$86,095	$98,099	$11,742	$16,676	$1,289	$69,411	$(78,542)	$286,292

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition and net restructuring charges.
	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry									$104,946
Net income attributable to noncontrolling interest									2,071
Other loss, net									2,879
Interest expense, net									22,184
Income tax provision									43,945
Operating income									$176,025
Depreciation and amortization									55,311
Other loss, net									(2,879)
Integration/acquisition costs									12,152
Restructuring charges, net									58,559
Separation costs									1,783
Adjusted EBITDA(1)	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$60,168	$(84,461)	$300,951

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, net restructuring charges and separation costs.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

	Year Ended April 30, 2019
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$568,321	$252,727	$455,826	$182,829	$104,291	$31,896	$330,143	$—	$1,926,033
Total revenue	$585,893	$252,727	$469,743	$186,131	$105,543	$31,960	$341,865	$—	$1,973,862

Net income attributable to Korn Ferry									$102,651
Net income attributable to noncontrolling interest									2,145
Other income, net									(10,405)
Interest expense, net									16,891
Income tax provision									29,544
Operating income									$140,826
Depreciation and amortization									46,489
Other income, net									10,405
Integration/acquisition costs									6,746
Tradename write-offs									106,555
Adjusted EBITDA(1)	$66,531	$84,455	$131,343	$31,660	$26,073	$4,730	$54,407	$(88,178)	$311,021

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes, integration/acquisition costs and tradename write-offs.

Fee revenue attributed to an individual customer or country, other than the U.S. and United Kingdom, did not account for more than 10% of the total fee revenue in fiscal 2021, 2020 or 2019. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
U.S.	$837,682	$875,605	$859,969
United Kingdom	189,893	204,271	202,055
Other countries	782,472	852,856	864,009
Total fee revenue	$1,810,047	$1,932,732	$1,926,033

Other than the U.S. and United Kingdom, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
U.S. (1)	$182,218	$199,436	$98,455
United Kingdom	34,081	35,739	6,466
Other countries	89,600	102,630	26,584
Total long-lived assets	$305,899	$337,805	$131,505

(1)	Includes Corporate long-lived assets

13. Restructuring Charges, Net

On April 20, 2020, in light of the uncertainty in worldwide economic conditions caused by the COVID-19 pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the current economic environment and to position the Company to invest into the recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021. There were no new such actions in the rest of fiscal 2021. Rather, the Company completed the actions initiated in prior quarters and made adjustments to previously recorded restructuring accruals resulting in restructuring charges, net of $30.7 million and $40.5 million during fiscal 2021 and 2020, respectively, across all lines of business relating to severance for eliminated positions.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

In the third quarter of fiscal 2020, the Company adopted a restructuring plan to rationalize its cost structure to realize the efficiencies and operational improvement that the investments in the Digital business, as discussed in Note 12—Segments, have enabled, or position us to realize. The restructuring plan impacted both the Consulting and Digital segments and included the elimination of redundant positions, which resulted in restructuring charges, net of $18.1 million in fiscal 2020, relating to severance for eliminated positions.

Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2019	$531
Restructuring charges, net	58,559
Reductions for cash payments	(16,737)
Non-cash payments	(8,053)
Exchange rate fluctuations	(147)
As of April 30, 2020	34,153
Restructuring charges, net	30,732
Reductions for cash payments	(56,387)
Non-cash payments	(3,968)
Exchange rate fluctuations	2,455
As of April 30, 2021	$6,985

As of April 30, 2021 and 2020, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.6 million, respectively, which are included in other long-term liabilities.

14. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	RPO & Professional Search	Consolidated
	(in thousands)
Balance as of May 1, 2019	$173,147	$284,214	$46,571	$45,480	$972	$27,914	$578,298
Additions	—	38,926	—	—	—	—	38,926
Exchange rate fluctuations	(133)	(413)	(850)	(986)	—	(899)	(3,281)
Balance as of April 30, 2020	173,014	322,727	45,721	44,494	972	27,015	613,943
Adjustments	—	2,643	—	—	—	—	2,643
Exchange rate fluctuations	396	1,258	2,777	2,955	—	2,697	10,083
Balance as of April 30, 2021	$173,410	$326,628	$48,498	$47,449	$972	$29,712	$626,669

Tax deductible goodwill from the Miller Heiman acquisition was $24.5 million and $34.9 million as of April 30, 2021 and 2020, respectively. Tax deductible goodwill from the PIVOT Leadership acquisition was $6.6 million and $7.2 million as of April 30, 2021 and 2020, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Intangible assets include the following:

	April 30, 2021			April 30, 2020
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$131,299	$(76,489)	$54,810	$131,299	$(64,762)	$66,537
Intellectual property	69,100	(33,623)	35,477	69,100	(26,548)	42,552
Proprietary databases	4,256	(4,234)	22	4,256	(4,202)	54
Non-compete agreements	910	(910)	—	910	(910)	—
Trademarks	7,186	(4,636)	2,550	7,186	(4,236)	2,950
Total	$212,751	$(119,892)	92,859	$212,751	$(100,658)	112,093
Exchange rate fluctuations			90			(167)
Total Intangible assets			$92,949			$111,926

Acquisition-related intangible assets acquired in fiscal 2020 consists of IP, customer relationships and tradenames of $36.0 million, $6.2 million, and $3.2 million, respectively, with weighted-average useful lives from the date of purchase of seven years, ten years, and nine years, respectively.

During fiscal 2019, the Company decided to further integrate our go-to-market activities under one master brand —Korn Ferry, and discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger, were acquired by Korn Ferry through acquisitions. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset impairment charge of $106.6 million during fiscal 2019, recorded in general and administrative expenses on the accompanying statement of income, of which $77.0 million was recorded in the Consulting reportable segment and $29.6 million in the Digital reportable segment.

Amortization expense for amortized intangible assets was $19.2 million, $16.3 million and $13.5 million during fiscal 2021, 2020 and 2019, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2022	$19,123
2023	17,271
2024	14,794
2025	14,679
2026	14,174
Thereafter	12,908
$92,949

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

April 30, 2021 (continued)

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

Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to 11 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to almost 5 years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

As a result of the acquisition of the Acquired Companies in fiscal 2020, the Company recognized ROU assets of $3.2 million with a corresponding liability of $6.7 million. The ROU asset balance was adjusted by reclassification of pre-existing prepaid expenses, restructuring liabilities and deferred rent totaling $3.5 million. As part of the plan for integrating the Acquired Companies, the Company decided to exit 16 office leases and as a result, recorded an impairment charge of the ROU assets of $2.3 million in fiscal 2020 recorded in the consolidated statement of income.

The components of lease expense were as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$1,221	$1,820
Interest on lease liabilities	114	149
	1,335	1,969
Operating lease cost	56,166	57,683
Short-term lease cost	474	1,111
Variable lease cost	11,592	13,562
Lease impairment cost	—	2,282
Sublease income	(657)	(447)
Total lease cost	$68,910	$76,160

Rent expense, as previously defined under ASC 840, which includes the Company leased office premises and certain office equipment leases for fiscal 2019 was $58.2 million.

Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,991	$59,631
Financing cash flows from finance leases	$1,324	$1,833

ROU assets obtained in exchange for lease obligations:
Operating leases	$13,638	$15,246
Finance leases	$516	$1,333

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

Supplemental balance sheet information related to leases was as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Finance Leases:

Property and equipment, at cost	$4,801	$4,281
Accumulated depreciation	(2,590)	(1,485)
Property and equipment, net	$2,211	$2,796

Other accrued liabilities	$1,010	$1,241
Other liabilities	1,301	1,634
Total finance lease liabilities	$2,311	$2,875

Weighted average remaining lease terms:
Operating leases	5.0 years	5.5 years
Finance leases	2.7 years	2.9 years

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	4.2%	4.1%

Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2022	$56,636	$1,084
2023	48,092	784
2024	41,216	439
2025	34,653	130
2026	29,350	—
Thereafter	20,734	—
Total lease payments	230,681	2,437
Less: imputed interest	26,697	126
Total	$203,984	$2,311

16. Acquisition

On November 1, 2019, the Company completed its acquisition of the Acquired Companies for $108.6 million, net of cash acquired.

The Acquired Companies contributed a world-class portfolio of learning, development and performance improvement offerings and expertise to Korn Ferry and bolster the Company’s substantial leadership development capabilities. These companies are included in the Digital segment which, working closely with the Consulting segment, provides clients with direct access to data, insights and analytics from one of the world’s most comprehensive people and organizational databases. The addition of the Acquired Companies further expanded Korn Ferry’s vast IP and content and leveraged the firm’s digital delivery platforms. Actual results of operations of the Acquired Companies are included in the Company’s consolidated financial statements from November 1, 2019, the effective date of the acquisition.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

The following table provides a summary of the net assets acquired in fiscal 2020 (as no acquisitions were completed in fiscal 2021 or 2019):

Year Ended April 30, 2020
(in thousands)
Current assets (1)	$44,475
Long-term assets	15,024
Intangibles assets	45,400
Current liabilities	29,503
Long-term liabilities	5,720
Net assets acquired	69,676
Purchase price	108,602
Goodwill	$38,926

(1)	Included in current assets is acquired receivables in the amount of $41.1 million.

The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. During fiscal 2021, the Company finalized the purchase price allocation by recording an increase in goodwill of $2.6 million as a result of additional tax liabilities.

17. Commitments and Contingencies

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

18. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of income data for the quarters in fiscal 2021 and 2020. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2021				Fiscal 2020
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$555,151	$475,360	$435,439	$344,097	$440,469	$515,325	$492,389	$484,549
Operating income (loss)	$86,252	$65,155	$48,172	$(43,795)	$22,227	$31,595	$61,869	$60,334
Net income (loss)	$66,751	$51,588	$28,078	$(30,855)	$(621)	$20,956	$43,032	$43,650
Net income (loss) attributable to Korn Ferry	$66,190	$51,319	$27,778	$(30,833)	$(802)	$19,993	$42,804	$42,951
Net earnings (loss) per common share:
Basic	$1.22	$0.95	$0.51	$(0.58)	$(0.02)	$0.37	$0.78	$0.77
Diluted	$1.21	$0.94	$0.51	$(0.58)	$(0.02)	$0.36	$0.77	$0.76

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 (continued)

19. Subsequent Event

Quarterly Dividend Declaration

On June 21, 2021, the Board of Directors of the Company approved an increase of 20% in the Company’s quarterly dividend policy to $0.12 per share and declared a cash dividend of $0.12 per share with a payment date of July 30, 2021 to holders of the Company’s common stock of record at the close of business on July 6, 2021. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

KORN FERRY AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

April 30, 2021

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Deferred tax asset valuation allowance:
Year Ended April 30, 2021	$17,875	$1,642	$8,119	$(2,463)	$25,173
Year Ended April 30, 2020	$14,032	$886	$3,939	$(982)	$17,875
Year Ended April 30, 2019	$15,682	$5,170	$—	$(6,820)	$14,032