Form 10-Q
period 2021-07-31
KORN FERRY
filed 2021-09-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of our common stock as of September 2, 2021 was 54,506,010 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2021	April 30, 2021
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$649,304	$850,778
Marketable securities	68,247	63,667
Receivables due from clients, net of allowance for doubtful accounts of $32,039 and $29,324 at July 31, 2021 and April 30, 2021, respectively	512,921	448,733
Income taxes and other receivables	34,113	40,024
Unearned compensation	61,293	53,206
Prepaid expenses and other assets	41,049	30,724
Total current assets	1,366,927	1,487,132

Marketable securities, non-current	186,735	182,692
Property and equipment, net	129,056	131,778
Operating lease right-of-use assets, net	162,941	174,121
Cash surrender value of company-owned life insurance policies, net of loans	163,210	161,295
Deferred income taxes	68,179	73,106
Goodwill	625,395	626,669
Intangible assets, net	88,156	92,949
Unearned compensation, non-current	131,543	102,356
Investments and other assets	20,339	24,428
Total assets	$2,942,481	$3,056,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$46,945	$44,993
Income taxes payable	28,578	23,041
Compensation and benefits payable	220,948	394,606
Operating lease liability, current	47,394	47,986
Other accrued liabilities	239,673	239,444
Total current liabilities	583,538	750,070

Deferred compensation and other retirement plans	363,543	346,455
Operating lease liability, non-current	143,378	155,998
Long-term debt	394,962	394,794
Deferred tax liabilities	3,607	3,832
Other liabilities	32,283	36,602
Total liabilities	1,521,311	1,687,751

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 75,420 and 74,915 shares issued and 54,506 and 54,008 shares outstanding at July 31, 2021 and April 30, 2021, respectively	574,123	583,260
Retained earnings	902,906	834,949
Accumulated other comprehensive loss, net	(59,843)	(51,820)
Total Korn Ferry stockholders' equity	1,417,186	1,366,389
Noncontrolling interest	3,984	2,386
Total stockholders' equity	1,421,170	1,368,775
Total liabilities and stockholders' equity	$2,942,481	$3,056,526

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,
	2021	2020
	(in thousands, except per share data)
Fee revenue	$585,395	$344,097
Reimbursed out-of-pocket engagement expenses	2,703	2,786
Total revenue	588,098	346,883

Compensation and benefits	396,236	284,012
General and administrative expenses	50,267	47,089
Reimbursed expenses	2,703	2,786
Cost of services	21,993	14,269
Depreciation and amortization	15,644	15,035
Restructuring charges, net	—	27,487
Total operating expenses	486,843	390,678

Operating income (loss)	101,255	(43,795)
Other income, net	4,447	11,162
Interest expense, net	(5,426)	(6,894)
Income (loss) before provision (benefit) for income taxes	100,276	(39,527)
Income tax provision (benefit)	23,879	(8,672)
Net income (loss)	76,397	(30,855)
Net (income) loss attributable to noncontrolling interest	(1,574)	22
Net income (loss) attributable to Korn Ferry	$74,823	$(30,833)

Earnings (loss) per common share attributable to Korn Ferry:
Basic	$1.38	$(0.58)
Diluted	$1.37	$(0.58)

Weighted-average common shares outstanding:
Basic	52,760	53,264
Diluted	53,320	53,264

Cash dividends declared per share:	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Net income (loss)	$76,397	$(30,855)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,344)	25,022
Deferred compensation and pension plan adjustments, net of tax	341	642
Net unrealized gain (loss) on marketable securities, net of tax	4	(9)
Comprehensive income (loss)	68,398	(5,200)
Less: comprehensive income attributable to noncontrolling interest	(1,598)	(53)
Comprehensive income (loss) attributable to Korn Ferry	$66,800	$(5,253)

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	$574,123	$902,906	$(59,843)	$1,417,186	$3,984	$1,421,170

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	$590,897	$706,353	$(81,592)	$1,215,658	$2,363	$1,218,021

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$76,397	$(30,855)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	15,644	15,035
Stock-based compensation expense	7,158	5,965
Provision for doubtful accounts	4,599	4,626
Gain on cash surrender value of life insurance policies	(531)	(2,105)
Gain on marketable securities	(5,242)	(11,550)
Deferred income taxes	4,587	4,072
Change in other assets and liabilities:
Deferred compensation	17,861	19,332
Receivables due from clients	(68,787)	17,382
Income taxes and other receivables	2,527	(2,889)
Prepaid expenses and other assets	(10,325)	(8,134)
Unearned compensation	(37,274)	(24,317)
Income taxes payable	5,536	(11,409)
Accounts payable and accrued liabilities	(173,520)	(123,781)
Other	825	4,366
Net cash used in operating activities	(160,545)	(144,262)
Cash flows from investing activities:
Purchase of property and equipment	(9,010)	(8,787)
Purchase of marketable securities	(26,566)	(19,216)
Proceeds from sales/maturities of marketable securities	23,108	14,549
Premium on company-owned life insurance policies	(277)	(347)
Proceeds from life insurance policies	2,277	591
Dividends received from unconsolidated subsidiaries	115	—
Net cash used in investing activities	(10,353)	(13,210)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(17,627)	(4,442)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,593	3,371
Dividends paid to shareholders	(6,866)	(5,807)
Principal payments on finance leases	(289)	(331)
Repurchases of common stock	(2,464)	—
Payments on life insurance policy loans	—	(596)
Net cash used in financing activities	(23,653)	(7,805)
Effect of exchange rate changes on cash and cash equivalents	(6,923)	18,819
Net decrease in cash and cash equivalents	(201,474)	(146,458)
Cash and cash equivalents at beginning of period	850,778	689,244
Cash and cash equivalents at end of the period	$649,304	$542,786

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021

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

2.

Digital leverages an artificial intelligence powered machine-learning platform to identify structure, roles, capabilities and behaviors needed to drive business forward. This end-to-end system combines Korn Ferry proprietary data, client data and external market data to generate insight and recommend action.

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

4.

Recruitment Process Outsourcing (“RPO”) & Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2021 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within our different industries. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2021 and April 30, 2021, the Company’s investments in cash equivalents consisted of money market funds and as of April 30, 2021 also included commercial paper with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of operations in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2021 and 2020, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

As of July 31, 2021 and April 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the three months ended July 31, 2020, the Company recorded an adjustment of $0.4 million to reduce goodwill and increase deferred tax assets from the acquisition of Miller Heiman Group, Achieve Forum and Strategy Execution (the “Acquired Companies”) completed on November 1, 2019. The measurement period for the Acquired Companies is closed.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current and non-current operating lease liability, in the consolidated balance sheets. Finance leases are included in property and equipment, net, other accrued liabilities and other liabilities in the consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term, and the lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the periods in which they are incurred.

The Company has lease agreements with lease and non-lease components. For all leases with non-lease components the Company accounts for the lease and non-lease components as a single lease component.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended July 31, 2021 and 2020 there were no impairment charges recorded.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2021, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. As of July 31, 2021 and April 30, 2021, there were no indicators of impairment with respect to the Company’s goodwill.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of July 31, 2021 and April 30, 2021.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $96.0 million and $59.9 million during the three months ended July 31, 2021 and 2020, respectively, included in compensation and benefits expense in the consolidated statements of operations.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company adopted this guidance in its fiscal year beginning May 1, 2021 and the Company elected to apply the amendments prospectively through December 12, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Basic earnings (loss) per common share was computed using the two-class method by dividing basic net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed using the two-class method by dividing diluted net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings (loss) per share. For the three months ended July 31, 2020, the Company was in a net loss position and diluted net loss per share therefore excluded the effects of common equivalents consisting of restricted awards, which were all antidilutive.

During the three months ended July 31, 2021 and 2020, restricted stock awards of 1.4 million and 1.7 million were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

The following table summarizes basic and diluted earnings (loss) per common share attributable to common stockholders:

	Three Months Ended July 31,
	2021	2020
	(in thousands, except per share data)
Net income (loss) attributable to Korn Ferry	$74,823	$(30,833)
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,897	144
Basic net earnings (loss) attributable to common stockholders	72,926	(30,977)
Add: undistributed earnings to nonvested restricted stockholders	1,725	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,707	—
Diluted net earnings (loss) attributable to common stockholders	$72,944	$(30,977)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,760	53,264
Effect of dilutive securities:
Restricted stock	558	—
ESPP	2	—
Diluted weighted-average number of common shares outstanding	53,320	53,264

Net earnings (loss) per common share:
Basic earnings (loss) per share	$1.38	$(0.58)
Diluted earnings (loss) per share	$1.37	$(0.58)

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

The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2021	April 30, 2021
	(in thousands)
Foreign currency translation adjustments	$(42,034)	$(33,666)
Deferred compensation and pension plan adjustments, net of tax	(17,794)	(18,135)
Marketable securities unrealized loss, net of tax	(15)	(19)
Accumulated other comprehensive loss, net	$(59,843)	$(51,820)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(8,368)	—	3	(8,365)
Reclassification of realized net losses to net income	—	341	1	342
Balance as of July 31, 2021	$(42,034)	$(17,794)	$(15)	$(59,843)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million for the three months ended July 31, 2021.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	24,947	—	(9)	24,938
Reclassification of realized net losses to net income	—	642	—	642
Balance as of July 31, 2020	$(58,705)	$(22,912)	$25	$(81,592)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million for the three months ended July 31, 2020.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Restricted stock	$6,962	$5,813
ESPP	196	152
Total stock-based compensation expense	$7,158	$5,965

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Restricted stock activity during the three months ended July 31, 2021 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2021	2,370	$34.34
Granted	465	$60.36
Vested	(740)	$45.07
Forfeited/expired	(14)	$29.44
Non-vested, July 31, 2021	2,081	$38.64

As of July 31, 2021, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $12.4 million.

As of July 31, 2021, there was $71.3 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended July 31, 2021 and 2020, 259,078 shares and 161,027 shares of restricted stock totaling $17.6 million and $4.4 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2021 and 2020, employees purchased 55,025 shares at $65.30 per share and 129,047 shares at $26.12 per share, respectively. As of July 31, 2021, the ESPP had approximately 0.5 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2021, the Company repurchased (on the open market or through privately negotiated transactions) 37,696 shares of the Company’s common stock for $2.5 million. During the three months ended July 31, 2020, no shares were repurchased by the Company (on the open market or through privately negotiated transactions).

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classifications as of July 31, 2021 and April 30, 2021:

	July 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$35,925	$2	$(6)	$35,921	$—	$35,921	$—	$—
Corporate notes/bonds	36,014	2	(19)	35,997	—	20,601	15,396	—
U.S. Treasury and Agency Securities	1,975	—	—	1,975	—	1,975	—	—
Total debt investments	$73,914	$4	$(25)	$73,893	$—	$58,497	$15,396	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$181,089	$—	$9,750	$171,339	$—
Total equity investments				$181,089	$—	$9,750	$171,339	$—
Cash				$554,698	$554,698	$—	$—	$—
Money market funds				94,606	94,606	—	—	—
Level 2:
Foreign currency forward contracts				(203)	—	—	—	(203)
Total				$904,083	$649,304	$68,247	$186,735	$(203)

	April 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $171.2 million and $157.3 million as of July 31, 2021 and April 30, 2021, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $24.7 million and $26.5 million as of July 31, 2021 and April 30, 2021, respectively. During the three months ended July 31, 2021 and 2020, the fair value of the investments increased; therefore, the Company recognized a gain of $5.2 million and $11.5 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2021 and April 30, 2021, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds, and US Treasury and Agency securities for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of July 31, 2021, available-for-sale marketable securities had remaining maturities ranging from one to 22 months. During the three months ended July 31, 2021 and 2020 there were $21.7 million and $11.8 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2021 and April 30, 2021, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of July 31, 2021 and 2020 were $4.1 million and $11.4 million, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2021	April 30, 2021
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$779	$822
Derivative liabilities:
Foreign currency forward contracts	$982	$834

As of July 31, 2021, the total notional amounts of the forward contracts purchased and sold were $79.7 million and $45.4 million, respectively. As of April 30, 2021, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $44.9 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three months ended July 31, 2021 and 2020, the Company incurred gains of $0.1 million and $0.8 million, respectively, related to forward contracts, which was recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Service cost	$8,679	$7,283
Interest cost	1,019	1,033
Amortization of actuarial loss	543	997
Expected return on plan assets (1)	(387)	(351)
Net periodic service credit amortization	(101)	(101)
Net periodic benefit costs (2)	$9,753	$8,861

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for July 31, 2021 and 2020, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $243.2 million and $241.3 million as of July 31, 2021 and April 30, 2021, respectively, was offset by outstanding policy loans of $80.0 million and $80.0 million in the accompanying consolidated balance sheets as of July 31, 2021 and April 30, 2021, respectively. The CSV value of the underlying COLI investments increased by $0.5 million and $2.1 million during the three months ended July 31, 2021 and 2020, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

The Company’s ECAP is intended to provide certain employees an opportunity to defer their salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2021 and 2020, deferred compensation liability increased; therefore, the Company recognized compensation expense of $5.4 million and $11.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $5.2 million and $11.5 million during the three months ended July 31, 2021 and 2020, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

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

The following table outlines the Company’s contract asset and liability balances as of July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021
	(in thousands)
Contract assets-unbilled receivables	$103,192	$82,842
Contract liabilities-deferred revenue	$191,722	$184,610

During the three months ended July 31, 2021, the Company recognized revenue of $64.0 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of July 31, 2021, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $804.2 million. Of the $804.2 million of remaining performance obligations, the Company expects to recognize approximately $367.6 million in the remainder of fiscal 2022, $249.8 million in fiscal 2023, $123.7 million in fiscal 2024 and the remaining $63.1 million in fiscal 2025 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$149,356	25.5%	$95,311	27.7%
Life Sciences/Healthcare	115,190	19.7	65,450	19.0
Financial Services	105,649	18.0	65,727	19.1
Technology	94,934	16.2	49,324	14.4
Consumer Goods	81,564	13.9	44,778	13.0
Education/Non-Profit/General	38,702	6.7	23,507	6.8
Fee Revenue	$585,395	100.0%	$344,097	100.0%

8. Credit Losses

The Company is exposed to credit losses primarily through the provision of its Executive Search, Consulting and Digital services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the corona virus pandemic (“COVID-19”) as of the end of the quarter and determined that the estimate of credit losses was not significantly impacted as of that date.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2021	$29,324
Provision for credit losses	4,599
Write-offs	(2,121)
Recoveries of amounts previously written off	382
Foreign currency translation	(145)
Balance at July 31, 2021	$32,039

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at July 31, 2021	Fair Value	Unrealized Loss	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$21,879	$6	$21,879	$—
Corporate notes/bonds	$31,082	$19	$17,087	$13,995

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

	Less Than 12 Months		Balance Sheet Classification
Balance at April 30, 2021	Fair Value	Unrealized Loss	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$36,378	$7	$5,749	$30,629	$—
Corporate notes/bonds	$26,350	$20	$—	$10,133	$16,217

The unrealized losses on 13 and 18 investments in Commercial paper securities and 19 and 15 investments in Corporate notes/bonds on July 31, 2021 and April 30, 2021, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

The provision for income tax was an expense of $23.9 million in the three months ended July 31, 2021, compared to a benefit of $8.7 million in the three months ended July 31, 2020. This reflects a 23.8% and a 21.9% effective tax rate for the three months ended July 31, 2021 and 2020, respectively. Due to the negative business impact and uncertainties brought on by the COVID-19 outbreak in the three months ended July 31, 2020, the Company could not reliably estimate an annual effective tax rate based on projected income because small changes in the projected income produced significant variations in the estimated annual effective rate. As a result, the Company used an actual year-to-date effective tax rate as the best estimate of the annual effective tax rate for the three months ended July 31, 2020. In the second and third quarters of fiscal 2021, the Company saw business conditions improve, and the Company returned to the generally prescribed method of computing the tax provision for interim periods using an estimated annual effective tax rate based on projected income. The Company has continued with the use of an estimated annual effective tax rate based on projected income for the three months ended July 31, 2021. The variability in effective tax rate over time is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings.

10. Restructuring Charges, Net

There were no restructuring charges in the three months ended July 31, 2021. On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by COVID-19 and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the then-current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $27.5 million in the three months ended July 31, 2020 across all lines of business relating to severance for positions that were eliminated.

Changes in the restructuring liability during the three months ended July 31, 2021 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2021	$6,985
Reductions for cash payments	(3,531)
Exchange rate fluctuations	(122)
As of July 31, 2021	$3,332

As of July 31, 2021 and April 30, 2021, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.6 million, respectively, which are included in other long-term liabilities.

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

The Company’s seven reportable segments operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data.

2.

Digital leverages an artificial intelligence powered, machine-learning platform to identify structure, roles, capabilities and behaviors needed to drive business forward. This end-to-end system combines Korn Ferry proprietary data, client data, and external market data to generate insight and recommend action.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent. Behavioral interviewing and proprietary assessments are used to determine ideal organizational fit, and salary benchmarking builds appropriate frameworks for compensation and retention.

4.

RPO & Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, and RPO & Professional Search are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Digital, and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates Corporate to record global expenses.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker (“CODM”) review of 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment.

Financial highlights by reportable segments are as follows:

	Three Months Ended July 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$148,478	$80,671	$138,678	$42,747	$28,703	$6,776	$216,904	$139,342	$—	$585,395
Total revenue	$149,007	$80,681	$139,300	$42,843	$28,732	$6,779	$217,654	$140,756	$—	$588,098

Net income attributable to Korn Ferry										$74,823
Net income attributable to noncontrolling interest										1,574
Other income, net										(4,447)
Interest expense, net										5,426
Income tax provision										23,879
Operating income										$101,255
Depreciation and amortization										15,644
Other income, net										4,447
Adjusted EBITDA(1)	$26,841	$25,632	$43,330	$7,585	$8,320	$2,354	$61,589	$33,967	$(26,683)	$121,346

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization.

	Three Months Ended July 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$99,318	$55,973	$69,315	$30,081	$17,252	$3,495	$120,143	$68,663	$—	$344,097
Total revenue	$99,590	$56,022	$69,856	$30,195	$17,340	$3,495	$120,886	$70,385	$—	$346,883

Net loss attributable to Korn Ferry										$(30,833)
Net loss attributable to noncontrolling interest										(22)
Other income, net										(11,162)
Interest expense, net										6,894
Income tax benefit										(8,672)
Operating loss										$(43,795)
Depreciation and amortization										15,035
Other income, net										11,162
Integration/acquisition costs										737
Restructuring charges, net										27,487
Adjusted EBITDA(1)	$6,604	$7,943	$5,312	$1,710	$1,594	$(562)	$8,054	$6,024	$(17,999)	$10,626

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition and net restructuring charges.

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of July 31, 2021. As of July 31, 2021 and April 30, 2021, the fair value of the Notes was $415.5 million and $416.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Long-term debt, at amortized cost, consisted of the following:

In thousands	July 31, 2021	April 30, 2021
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(5,038)	(5,206)
Long-term borrowings, net of unamortized discount and debt issuance costs	$394,962	$394,794

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”), is no greater than 4.00 to 1.00, and pro forma liquidity is at least $50.0 million.

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s consolidated net leverage ratio at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

As of July 31, 2021 and April 30, 2021, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $3.1 million and $3.3 million as of July 31, 2021 and April 30, 2021, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of July 31, 2021, the Company was in compliance with its debt covenants.

The Company had a total of $644.5 million and $646 million available under the Revolver after $5.5 million and $4.0 million of standby letters of credit have been issued as of July 31, 2021 and April 30, 2021, respectively. The Company had a total of $11.7 million and $11.0 million of standby letters with other financial institutions as of July 31, 2021 and April 30, 2021, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

13. Leases

The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. The majority of the Company’s leases include both lease and non-lease components. Non-lease components primarily include maintenance, insurance, taxes and other utilities. The Company combines fixed payments for non-lease components with its lease payments and accounts for them as a single lease component, which increases its ROU assets and lease liabilities. Some of the leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company has elected not to recognize a ROU asset or lease liability for leases with an initial term of 12 months or less.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of the future minimum lease payments. The Company applies the portfolio approach when determining the incremental borrowing rate since it has a centrally managed treasury function. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments in a similar economic environment.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

The components of lease expense were as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$280	$338
Interest on lease liabilities	24	31
	304	369
Operating lease cost	13,818	13,983
Short-term lease cost	269	108
Variable lease cost	1,668	2,407
Sublease income	(231)	(80)
Total lease cost	$15,828	$16,787

Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,771	$15,000
Financing cash flows from finance leases	$289	$331

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,238	$1,901
Finance leases	$306	$435

Supplemental balance sheet information related to leases was as follows:

	July 31, 2021	April 30, 2021
	(in thousands)
Finance Leases:

Property and equipment, at cost	$5,015	$4,801
Accumulated depreciation	(2,759)	(2,590)
Property and equipment, net	$2,256	$2,211

Other accrued liabilities	$1,051	$1,010
Other liabilities	1,319	1,301
Total finance lease liabilities	$2,370	$2,311

Weighted average remaining lease terms:
Operating leases	4.8 years	5.0 years
Finance leases	2.7 years	2.7 years

Weighted average discount rate:
Operating leases	4.8%	4.8%
Finance leases	3.9%	4.2%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2021 (continued)

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2022 (excluding the three months ended July 31, 2021)	$42,735	$871
2023	47,840	876
2024	40,828	528
2025	34,087	202
2026	28,752	10
Thereafter	20,265	—
Total lease payments	214,507	2,487
Less: imputed interest	23,735	117
Total	$190,772	$2,370

14. Subsequent Event

Quarterly Dividend Declaration

On September 7, 2021, the Board of Directors of the Company declared a cash dividend of $0.12 per share with a payment date of October 15, 2021 to holders of the Company’s common stock of record at the close of business on September 23, 2021. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, as well as the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of COVID-19 and of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, the impact of the United Kingdom’s withdrawal from the European Union, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2021 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our” and “us”) is a global organizational consulting firm. We help clients synchronize strategy, operations and talent to drive superior business performance. We work with organizations to design their structures, roles and responsibilities. We help them hire the right people to bring their strategy to life. And we advise them on how to reward, develop and motivate their people.

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

4.

RPO & Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

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

▪

In fiscal 2021, Korn Ferry was recognized as one of the top RPO providers in the Baker’s Dozen list, marking our 14th consecutive year on the list. We were also named leader on the Everest PEAK Matrix for four years running and achieved star performer status in 2021, with an improved leader position from 2020. Through decades of experience, we have enhanced our RPO solution to deliver quality candidates that drive our clients’ business strategies. We leverage proprietary IP and data sets to guide clients on the critical skills and competencies to look for, compensation information to align with market demand, and assessment tools to ensure candidate fit. In fiscal 2021, we introduced Nimble, a new, fully integrated recruitment technology solution incorporating Candidate Relationship Management, AI Assistance & Screening and Korn Ferry Assessments.

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. The negative business impact from the pandemic was felt throughout all the geographical areas in which we do business during the first quarter of fiscal 2021. Governments and companies implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second, third and fourth quarters of fiscal 2021 as the world learned to work in different ways. Starting in the fourth quarter of fiscal 2020 and continuing in the first quarter of fiscal 2021, the outbreak restricted the level of economic activity in the areas in which we operate and had an adverse impact on demand for and sales of our products and services. As a result of this, we initiated a plan in April 2020 that was intended to adjust our cost base to the economic environment at that time and to position us to invest in the recovery. This plan resulted in restructuring charges of $27.5 million associated with severance during three months ended July 31, 2020. During the last three quarters, the Company has seen business conditions improve substantially from where they were in the second and first quarters of fiscal 2021.

While advances have been made in the science and societal and economic consequences of COVID-19, there remains significant uncertainty about the future impacts of COVID-19. On the positive side, governments around the world have begun distributing and administering the vaccine. In addition, the world has adopted new ways of working and interacting with substantial acceptance of business being conducted in a virtual world. On the negative side, there is a new more contagious variant of the virus that is infecting areas around the world, including portions of the United States and individuals that have been vaccinated. Knowledge is evolving as to the effectiveness of the vaccine against this and other mutations of the virus. There also have been challenges in manufacturing the vaccines at scale as well as distributing and administrating them to the population at large in many countries around the world, including those where we operate. Therefore, it is unknown whether and for how long restrictions may need to be re-implemented in those or other jurisdictions. With the improvement in business activity we experienced in the last three quarters, we believe our costs are in line with our current revenue levels. However, uncertainties such as the impact that the new contagious variant of the virus may have in regions around the world, how long the vaccine is effective and whether new restrictions are imposed (or prior restrictions re-imposed), make us unable to give assurance that the rate of increase in fee revenue during the three months ended July 31, 2021, will continue in the three months ended October 31, 2021 and beyond. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensation and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, debt obligation repayments and dividend payments under our dividend policy in the next 12 months.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairments of investments). For the three months ended July 31, 2020, Adjusted EBITDA excluded $27.5 million of restructuring charges and $0.7 million of integration/acquisition costs. For the three months ended July 31, 2021, there were no restructuring charges and no integration/acquisition costs.

Consolidated and the subtotals of Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

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

Fee revenue was $585.4 million during the three months ended July 31, 2021, an increase of $241.3 million, or 70%, compared to $344.1 million in the three months ended July 31, 2020, with increases in fee revenue across all lines of business due to the Company’s recovery from COVID-19, which adversely impacted the Company on a worldwide basis in the year-ago quarter. Exchange rates favorably impacted fee revenue by $14.0 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended July 31, 2021 was $74.8 million, an increase of $105.6 million as compared to net loss attributable to Korn Ferry of $30.8 million in the year-ago quarter. Adjusted EBITDA in the three months ended July 31, 2021 was $121.3 million, an increase of $110.7 million as compared to $10.6 million in the year-ago quarter. During the three months ended July 31, 2021, the Executive Search, RPO & Professional Search, Consulting, and Digital lines of business contributed $61.6 million, $34.0 million, $26.8 million and $25.6 million, respectively, to Adjusted EBITDA, which was offset by Corporate expenses net of other income of $26.7 million.

Our cash, cash equivalents and marketable securities decreased by $192.8 million to $904.3 million at July 31, 2021, compared to $1,097.1 million at April 30, 2021. This decrease was mainly due to annual bonuses earned in fiscal 2021 and paid during the first quarter of fiscal 2022, retention payments, capital expenditures, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) and dividends paid to stockholders during the three months ended July 31, 2021. As of July 31, 2021, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $147.2 million and a fair value of $181.1 million. Our vested obligations for which these assets were held in trust totaled $171.2 million as of July 31, 2021 and our unvested obligations totaled $24.7 million.

Our working capital increased by $46.3 million to $783.4 million as of July 31, 2021, as compared to $737.1 million at April 30, 2021. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had $644.5 million and $646.0 million available for borrowing under our Revolver (as defined herein) at July 31, 2021 and April 30, 2021. As of July 31, 2021 and April 30, 2021, there were $5.5 million and $4.0 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $11.7 million and $11.0 million of standby letters of credit with other financial institutions as of July 31, 2021 and April 30, 2021, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2021	2020
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.5	0.8
Total revenue	100.5	100.8
Compensation and benefits	67.7	82.5
General and administrative expenses	8.6	13.7
Reimbursed expenses	0.5	0.8
Cost of services	3.8	4.1
Depreciation and amortization	2.7	4.4
Restructuring charges, net	—	8.0
Operating income (loss)	17.3	(12.7)
Net income (loss)	13.1%	(9.0%)
Net income (loss) attributable to Korn Ferry	12.8%	(9.0%)

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$148,478	25.3%	$99,318	28.9%
Digital	80,671	13.8	55,973	16.3
Executive Search:
North America	138,678	23.7	69,315	20.1
EMEA	42,747	7.3	30,081	8.8
Asia Pacific	28,703	4.9	17,252	5.0
Latin America	6,776	1.2	3,495	1.0
Total Executive Search	216,904	37.1	120,143	34.9
RPO & Professional Search	139,342	23.8	68,663	19.9
Total fee revenue	585,395	100.0%	344,097	100.0%
Reimbursed out-of-pocket engagement expense	2,703		2,786
Total revenue	$588,098		$346,883

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

	Three Months Ended July 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$148,478	$80,671	$138,678	$42,747	$28,703	$6,776	$216,904	$139,342	$—	$585,395
Total revenue	$149,007	$80,681	$139,300	$42,843	$28,732	$6,779	$217,654	$140,756	$—	$588,098

Net income attributable to Korn Ferry										$74,823
Net income attributable to noncontrolling interest										1,574
Other income, net										(4,447)
Interest expense, net										5,426
Income tax provision										23,879
Operating income										$101,255
Depreciation and amortization										15,644
Other income, net										4,447
Adjusted EBITDA	$26,841	$25,632	$43,330	$7,585	$8,320	$2,354	$61,589	$33,967	$(26,683)	$121,346
Adjusted EBITDA margin	18.1%	31.8%	31.2%	17.7%	29.0%	34.7%	28.4%	24.4%		20.7%

	Three Months Ended July 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$99,318	$55,973	$69,315	$30,081	$17,252	$3,495	$120,143	$68,663	$—	$344,097
Total revenue	$99,590	$56,022	$69,856	$30,195	$17,340	$3,495	$120,886	$70,385	$—	$346,883

Net loss attributable to Korn Ferry										$(30,833)
Net loss attributable to noncontrolling interest										(22)
Other income, net										(11,162)
Interest expense, net										6,894
Income tax benefit										(8,672)
Operating loss										$(43,795)
Depreciation and amortization										15,035
Other income, net										11,162
Integration/acquisition costs										737
Restructuring charges, net										27,487
Adjusted EBITDA	$6,604	$7,943	$5,312	$1,710	$1,594	$(562)	$8,054	$6,024	$(17,999)	$10,626
Adjusted EBITDA margin	6.6%	14.2%	7.7%	5.7%	9.2%	(16.1%)	6.7%	8.8%		3.1%

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

Fee Revenue

Fee Revenue. Fee revenue increased by $241.3 million, or 70%, to $585.4 million in the three months ended July 31, 2021 compared to $344.1 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $14.0 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter. The higher fee revenue was attributable to increases in all lines of business primarily due to the increasing relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues in today’s business environment, as well as the Company’s recovery from COVID-19, which adversely impacted the Company on a worldwide basis in the year-ago quarter.

Consulting. Consulting reported fee revenue of $148.5 million, an increase of $49.2 million, or 50%, in the three months ended July 31, 2021 compared to $99.3 million in the year-ago quarter. The increase in fee revenue was due to the diversity and increasing relevance of our consulting services across all solutions and our ability to adapt to delivering the services in a virtual world as well as the Company’s recovery from the economic impact of COVID-19, which negatively impacted the Company on a worldwide basis in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.7 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $80.7 million, an increase of $24.7 million, or 44%, in the three months ended July 31, 2021 compared to $56.0 million in the year-ago quarter. The increase in fee revenue was primarily due to the Company recovering from COVID-19, which negatively impacted demand for the Company’s product and services on a worldwide basis in the year-ago quarter. As economies around the world recover and companies pivot from in person training to virtual delivery of training courses, the demand for our products and services across all solutions continued to recover in the three months ended July 31, 2021. Exchange rates favorably impacted fee revenue by $2.2 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter.

Executive Search North America. Executive Search North America reported fee revenue of $138.7 million, an increase of $69.4 million, or 100%, in the three months ended July 31, 2021 compared to $69.3 million in the year-ago quarter. North America’s fee revenue was higher due to an 82% increase in the number of engagements billed and a 9% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2021 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $42.7 million, an increase of $12.6 million, or 42%, in the three months ended July 31, 2021 compared to $30.1 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.5 million, or 8%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 24% increase in the number of engagements billed and a 6% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2021 compared to the year-ago quarter. Performance in the United Kingdom, United Arab Emirates, and France were the primary contributors to the increase in fee revenue in the three months ended July 31, 2021 compared to the year-ago quarter.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $28.7 million, an increase of $11.4 million, or 66%, in the three months ended July 31, 2021 compared to $17.3 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.2 million, or 7%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 55% increase in the number of engagements billed and a 1% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2021 compared to the year-ago quarter. The performance in India, Australia and China were the primary contributors to the increase in fee revenue in the three months ended July 31, 2021 compared to the year-ago quarter.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $6.8 million, an increase of $3.3 million, or 94%, in the three months ended July 31, 2021 compared to $3.5 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.2 million, or 6%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 67% increase in the number of engagements billed and a 9% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Brazil, Mexico and Colombia in the three months ended July 31, 2021 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $139.3 million, an increase of $70.6 million, or 103%, in the three months ended July 31, 2021 compared to $68.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.3 million, or 5%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in RPO of $43.1 million and Professional Search of $27.6 million due to wider adoption of RPO services in the market and the Company’s recovery from the economic impact of COVID-19, which negatively impacted the Company on a worldwide basis in the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased by $112.2 million, or 40%, to $396.2 million in the three months ended July 31, 2021 from $284.0 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $9.1 million, or 3%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, performance related bonus expense, amortization of long-term incentive awards and the use of outside contractors due to the Company’s revenue growth through the recovery from the initial impact of COVID-19, combined with an increase in average headcount of 6% in the three months ended July 31, 2021 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the three months ended July 31, 2021 from 83% in the year-ago quarter.

Consulting compensation and benefits expense increased by $25.3 million, or 33%, to $102.2 million in the three months ended July 31, 2021 from $76.9 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.5 million, or 3%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes and performance-related bonus expense due to the segment’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability and headcount in the three months ended July 31, 2021 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in the three months ended July 31, 2021 from 77% in the year-ago quarter.

Digital compensation and benefits expense increased by $4.9 million, or 14% to $40.8 million in the three months ended July 31, 2021 from $35.9 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.3 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in commission expense and salaries and related payroll taxes in the three months ended July 31, 2021 compared to the year-ago quarter as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in the three months ended July 31, 2021 from 64% in the year-ago quarter.

Executive Search North America compensation and benefits expense increased by $26.0 million, or 40%, to $91.5 million in the three months ended July 31, 2021 compared to $65.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.4 million, or 1%, in the three months ended July 31, 2021 compared to the year-ago quarter. The change was due to increases in performance-related bonus expense and salaries and related payroll taxes as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability and headcount in the three months ended July 31, 2021 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the three months ended July 31, 2021 from 95% in the year-ago quarter.

Executive Search EMEA compensation and benefits expense increased by $6.3 million, or 26%, to $30.9 million in the three months ended July 31, 2021 compared to $24.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.9 million, or 8%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes in the three months ended July 31, 2021 compared to the year-ago quarter as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability and headcount. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 72% in the three months ended July 31, 2021 from 82% in the year-ago quarter.

Executive Search Asia Pacific compensation and benefits expense increased by $4.3 million, or 31%, to $18.0 million in the three months ended July 31, 2021 compared to $13.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.7 million, or 5%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase was due to increases in performance-related bonus expense and salaries and related payroll taxes in the three months ended July 31, 2021 compared to the year-ago quarter as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability and headcount. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in the three months ended July 31, 2021 from 80% in the year-ago quarter.

Executive Search Latin America compensation and benefits expense increased by $1.8 million, or 56%, to $5.0 million in the three months ended July 31, 2021 compared to $3.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.2 million, or 6%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase was due to higher performance-related bonus expense in the three months ended July 31, 2021 compared to the year-ago quarter as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 74% in the three months ended July 31, 2021 from 92% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $38.4 million, or 70%, to $93.1 million in the three months ended July 31, 2021 from $54.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.1 million, or 4%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase was due to higher performance-related bonus expense, higher salaries and related payroll taxes due to a 23% increase in the average headcount in the three months ended July 31, 2021 compared to the year-ago quarter and an increase in the use of outside contractors. These increases were all as a result of the segment’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in the three months ended July 31, 2021 from 80% in the year-ago quarter.

Corporate compensation and benefits expense increased by $5.3 million, or 56%, to $14.8 million in the three months ended July 31, 2021 from $9.5 million in the year-ago quarter. The increase was due to higher performance-related bonus expense and higher salaries and related payroll taxes due to a 14% increase in the average headcount in the three months ended July 31, 2021 compared to the year-ago quarter. These increases were all as a result of the Company’s revenue growth through the recovery from the initial impacts of COVID-19, combined with an increase in overall profitability on a consolidated basis.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 7%, to $50.3 million in the three months ended July 31, 2021 from $47.1 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $1.6 million, or 3%, in the three months ended July 31, 2021 compared to the year-ago quarter. The increase in general and administrative expenses was due to higher marketing and business development expenses and premise and office expenses. General and administrative expenses, as a percentage of fee revenue, were 9% in the three months ended July 31, 2021 compared to 14% in the year-ago quarter.

Consulting general and administrative expenses were $12.0 million in the three months ended July 31, 2021 compared to $11.8 million in the year-ago quarter, essentially flat. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended July 31, 2021 from 12% in the year-ago quarter.

Digital general and administrative expenses were $7.1 million in the three months ended July 31, 2021 compared to $7.3 million in the year-ago quarter, essentially flat. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended July 31, 2021 from 13% in the year-ago quarter.

Executive Search North America general and administrative expenses were $6.7 million in the three months ended July 31, 2021 compared to $6.8 million in the year-ago quarter, essentially flat. Executive Search North America general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended July 31, 2021 from 10% in the year-ago quarter.

Executive Search EMEA general and administrative expenses increased by $0.6 million, or 16%, to $4.3 million in the three months ended July 31, 2021 from $3.7 million in the year-ago quarter. The increase in general and administrative expenses was due to the impact of foreign currency with foreign exchange losses in the three months ended July 31, 2021 compared to foreign currency gains in the year-ago quarter. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 10% in the three months ended July 31, 2021 from 12% in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses increased by $0.5 million, or 24%, to $2.6 million in the three months ended July 31, 2021 from $2.1 million in the year-ago quarter. The increase was due to higher bad debt expense in the three months ended July 31, 2021 compared to the year-ago quarter. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue decreased to 9% in the three months ended July 31, 2021 from 12% in the year-ago quarter.

Executive Search Latin America recognized a reduction in general and administrative expenses of $2.4 million in the three months ended July 31, 2021 compared to the year-ago quarter. The decrease in general and administrative expenses was due to a decrease in premise and office expenses and the impact of foreign currency with foreign exchange gains recognized in the three months ended July 31, 2021 compared to foreign currency losses in the year-ago quarter.

RPO & Professional Search general and administrative expenses increased by $1.2 million, or 21%, to $6.9 million in the three months ended July 31, 2021 compared to $5.7 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher bad debt expense and an increase in premise and office expenses. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended July 31, 2021 from 8% in the year-ago quarter.

Corporate general and administrative expenses increased by $3.3 million, or 38%, to $12.1 million in the three months ended July 31, 2021 compared to $8.8 million in the year-ago quarter. The increase was primarily due to higher marketing and business development expenses and an increase in legal and professional fees during the three months ended July 31, 2021 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $7.7 million, or 54%, to $22.0 million in the three months ended July 31, 2021 compared to $14.3 million in the year-ago quarter. The increase was due to the increase in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended July 31, 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.6 million, an increase of $0.6 million, or 4%, in the three months ended July 31, 2021 compared to $15.0 million in the year-ago quarter. The increase was primarily due to the technology investments made in the current and prior year in software in our Digital business.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. As part of this plan, we continued to reduce our workforce during the first quarter of fiscal 2021 and recorded restructuring charges, net of $27.5 million of severance costs during the year-ago quarter. There were no restructuring charges, net during the three months ended July 31, 2021.

Net Income (Loss) Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $105.6 million, or 343%, to $74.8 million in the three months ended July 31, 2021, as compared to a net loss attributable to Korn Ferry of $30.8 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, which was driven by the factors discussed above. The increase in fee revenue was partially offset by increases in compensation and benefits expense and cost of services expense associated with the higher levels of business demand and an increase in income tax provision that resulted in net income attributable to Korn Ferry in the three months ended July 31, 2021. Net income (loss) attributable to Korn Ferry, as a percentage of fee revenue, was 13% and (9%) in the three months ended July 31, 2021 and 2020, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $110.7 million, or 1044%, to $121.3 million in the three months ended July 31, 2021 as compared to $10.6 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 21% in the three months ended July 31, 2021 compared to 3% in the year-ago quarter.

Consulting Adjusted EBITDA was $26.8 million in the three months ended July 31, 2021, an increase of $20.2 million, or 306%, as compared to $6.6 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 7% in the three months ended July 31, 2021 and 2020, respectively.

Digital Adjusted EBITDA was $25.6 million in the three months ended July 31, 2021, an increase of $17.7 million, or 224%, as compared to $7.9 million in the year-ago quarter. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense during the three months ended July 31, 2021 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% and 14% in the three months ended July 31, 2021 and 2020, respectively.

Executive Search North America Adjusted EBITDA increased by $38.0 million, or 717%, to $43.3 million in the three months ended July 31, 2021 compared to $5.3 million in the year-ago quarter. The increase was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 31% and 8% in the three months ended July 31, 2021 and 2020, respectively.

Executive Search EMEA Adjusted EBITDA increased by $5.9 million, or 347%, to $7.6 million in the three months ended July 31, 2021 compared to $1.7 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% and 6% in the three months ended July 31, 2021 and 2020, respectively.

Executive Search Asia Pacific Adjusted EBITDA increased by $6.7 million, or 419%, to $8.3 million in the three months ended July 31, 2021 compared to $1.6 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 29% and 9% in the three months ended July 31, 2021 and 2020, respectively.

Executive Search Latin America Adjusted EBITDA increased by $3.0 million to $2.4 million in the three months ended July 31, 2021 compared to $(0.6) million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment and a decrease in general and administrative expenses, partially offset by an increase compensation and benefits expense. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 35% and (16%) in the three months ended July 31, 2021 and 2020, respectively.

RPO & Professional Search Adjusted EBITDA was $34.0 million in the three months ended July 31, 2021, an increase of $28.0 million, or 467%, as compared to $6.0 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense, and general and administrative expenses. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 24% and 9% in the three months ended July 31, 2021 and 2020, respectively.

Other Income, Net

Other income, net was $4.4 million in the three months ended July 31, 2021 compared to $11.2 million in the year-ago quarter. The difference was primarily due to smaller gains from the fair value of our marketable securities during the three months ended July 31, 2021 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019 and borrowings under company-owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.4 million in the three months ended July 31, 2021 compared to $6.9 million in the year-ago quarter. Interest expense, net decreased due to interest income earned as a result of death benefits received from our COLI policies in three months ended July 31, 2021.

Income Tax Provision (Benefit)

The provision for income tax was $23.9 million in the three months ended July 31, 2021 compared to a benefit of $8.7 million in the year-ago quarter. This reflects a 23.8% and 21.9% effective tax rate for the three months ended July 31, 2021 and 2020, respectively. The variability in effective tax rate is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings.

Net Income (loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2021 was $1.6 million, as compared to break-even in the three months ended July 31, 2020.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below), as well as using excess cash to repay the Notes.

As previously discussed under the heading “Impact of COVID-19”, with the implementation of the restructuring plan that was initiated on April 20, 2020 to reduce, in part, our human capital expenditures, and the improved business activity we experienced in the first quarter of fiscal 2022 demonstrated by an increase in fee revenue compared to the first quarter of fiscal 2021, we believe our costs are in line with our current revenue levels, but given the unpredictable and fluid nature of the pandemic and its economic consequences, our revenue levels may change. Given the amount available from our Revolver (defined below) and the amount of cash and cash equivalents and marketable securities, net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, debt obligation payments and dividend payments under our dividend policy in the next 12 months.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of July 31, 2021, the fair value of the Notes was $415.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We had a total of $644.5 million and $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) after $5.5 million and $4.0 million of standby letters of credit had been issued as of July 31, 2021 and April 30, 2021, respectively. We had a total of $11.7 million and $11.0 million of standby letters of credits with other financial institutions as of July 31, 2021 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors approved a 20% increase to our quarterly dividend, which is now at $0.12 per share. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial condition, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $2.5 million of the Company’s stock during the three months ended July 31, 2021, compared to none in the year-ago quarter. As of July 31, 2021, $125.4 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 4.00 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months. However, if COVID-19 continues to persist or worsen, or the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $904.3 million and $1,097.1 million as of July 31, 2021 and April 30, 2021, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $614.2 million and $642.1 million at July 31, 2021 and April 30, 2021, respectively. As of July 31, 2021 and April 30, 2021, we held $395.0 million and $382.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2021 and 2020 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of July 31, 2021 and April 30, 2021, marketable securities of $255.0 million and $246.4 million, respectively, included equity securities of $181.1 million (net of gross unrealized gains of $33.9 million) and $175.6 million (net of gross unrealized gains of $30.0 million and gross unrealized losses of $0.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $171.3 million and $166.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $171.2 million and $157.3 million as of July 31, 2021 and April 30, 2021, respectively. Unvested obligations under the deferred compensation plans totaled $24.7 million and $26.5 million as of July 31, 2021 and April 30, 2021, respectively.

The net increase in our working capital of $46.3 million as of July 31, 2021 compared to April 30, 2021 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, partially offset by a decrease in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2021 and paid during the first quarter of fiscal 2022. The increase in accounts receivable was due to an increase in fee revenue and an increase in days of sales outstanding, which went from 57 days to 67 days (which is consistent with historical experience) from April 30, 2021 to July 31, 2021. Cash used by operating activities was $160.5 million in the three months ended July 31, 2021, an increase in cash used of $16.2 million, compared to $144.3 million in the three months ended July 31, 2020.

Cash used in investing activities was $10.4 million in the three months ended July 31, 2021 compared to $13.2 million in the year-ago quarter. A decrease in cash used in investing activities was primarily due to an increase in proceeds from life insurance policies of $1.7 million and a decrease in the purchase of marketable securities net of sale/maturities of $1.2 million during the three months ended July 31, 2021 compared to the year-ago quarter.

Cash used in financing activities was $23.7 million in the three months ended July 31, 2021 compared to $7.8 million in the three months ended July 31, 2020. The increase in cash used in financing activities was primarily due to higher cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $17.6 million in the three months ended July 31, 2021 compared to $4.4 million in the year-ago quarter. The rest of the change was due to $2.5 million repurchases of the Company’s common stock in three months ended July 31, 2021 compared to none in the year ago quarter.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2021 and April 30, 2021, we held contracts with gross cash surrender value (“CSV”) of $243.2 million and $241.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $80.0 million as of July 31, 2021 and April 30, 2021. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2021 and April 30, 2021, the net cash surrender value of these policies was $163.2 million and $161.3 million, respectively.

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

On December 16, 2019, we also entered into the senior secured $650.0 million Credit Agreement with a syndicate of banks and Bank of America. The Credit Agreement provides for the $650.0 million Revolver. The principal balance of the Revolver is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our consolidated net leverage ratio at such time. In addition, we are required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

As of July 31, 2021 and April 30, 2021, there was no amounts outstanding under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $3.1 million as of July 31, 2021 and $3.3 million as of April 30, 2021. As of July 31, 2021, we were in compliance with our debt covenants.

We had a total of $644.5 million and $646.0 million available under the Revolver after $5.5 million and $4.0 million of standby letters of credit had been issued as of July 31, 2021 and April 30, 2021, respectively. We had a total of $11.7 million and $11.0 million of standby letters of credits with other financial institutions as of July 31, 2021 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, leases and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2021.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2021 and 2020, we recorded foreign currency losses of $0.2 million and $0.7 million, respectively, in general and administrative expenses in the consolidated statements of operations.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Canadian Dollar, Singapore Dollar, Swiss Franc, Korean Won, Indian Rupee, Brazilian Real and South African Rand. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2021, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $12.2 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2021, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

We had $80.0 million of borrowings against the CSV of COLI contracts as of July 31, 2021 and April 30, 2021, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of July 31, 2021.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K, we described the material factors, events, and uncertainties that make an investment in our securities risky. Those risk factors should be considered carefully, together with all other information in that Form 10-K and our subsequent filings with the SEC. It does not address all of the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also arise and impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2021— May 31, 2021	—	$—	—	$127.9 million
June 1, 2021— June 30, 2021	1,161	$66.92	—	$127.9 million
July 1, 2021— July 31, 2021	295,613	$67.70	37,696	$125.4 million
Total	296,774	$67.70	37,696

(1)	Represents withholding of 259,078 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)

On March 6, 2019, our Board of Directors approved an increase to our share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $2.5 million of the Company’s common stock under the program during the first quarter of fiscal 2022.

Our Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA, is no greater than 4.00 to 1.00 and our pro forma liquidity is at least $50.0 million. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
10.1+*	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, effective July 1, 2021, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.2+*	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective July 1, 2021, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.3+*	Form of Unit Award Agreement under Amended and Restated Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.4+*	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Gary Burnison, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.5+*	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Robert Rozek, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.6+*	Employment Agreement dated June 28, 2021 between the Company and Byrne Mulrooney, filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.7+*	Employment Agreement dated June 28, 2021 between the Company and Mark Arian, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 8, 2021
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)