Form 10-Q
period 2021-10-31
KORN FERRY
filed 2021-12-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

The number of shares outstanding of our common stock as of December 3, 2021 was 54,414,242 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	April 30, 2021
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$725,391	$850,778
Marketable securities	77,496	63,667
Receivables due from clients, net of allowance for doubtful accounts of $33,488 and $29,324 at October 31, 2021 and April 30, 2021, respectively	608,141	448,733
Income taxes and other receivables	37,515	40,024
Unearned compensation	63,639	53,206
Prepaid expenses and other assets	37,054	30,724
Total current assets	1,549,236	1,487,132

Marketable securities, non-current	194,047	182,692
Property and equipment, net	126,500	131,778
Operating lease right-of-use assets, net	149,180	174,121
Cash surrender value of company-owned life insurance policies, net of loans	164,772	161,295
Deferred income taxes	68,041	73,106
Goodwill	624,899	626,669
Intangible assets, net	83,326	92,949
Unearned compensation, non-current	136,878	102,356
Investments and other assets	20,609	24,428
Total assets	$3,117,488	$3,056,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$41,800	$44,993
Income taxes payable	21,209	23,041
Compensation and benefits payable	315,095	394,606
Operating lease liability, current	49,836	47,986
Other accrued liabilities	269,129	239,444
Total current liabilities	697,069	750,070

Deferred compensation and other retirement plans	376,199	346,455
Operating lease liability, non-current	132,645	155,998
Long-term debt	395,132	394,794
Deferred tax liabilities	1,996	3,832
Other liabilities	30,558	36,602
Total liabilities	1,633,599	1,687,751

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 75,408 and 74,915 shares issued and 54,466 and 54,008 shares outstanding at October 31, 2021 and April 30, 2021, respectively	574,058	583,260
Retained earnings	971,995	834,949
Accumulated other comprehensive loss, net	(66,530)	(51,820)
Total Korn Ferry stockholders' equity	1,479,523	1,366,389
Noncontrolling interest	4,366	2,386
Total stockholders' equity	1,483,889	1,368,775
Total liabilities and stockholders' equity	$3,117,488	$3,056,526

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Fee revenue	$639,443	$435,439	$1,224,838	$779,536
Reimbursed out-of-pocket engagement expenses	3,955	2,350	6,658	5,136
Total revenue	643,398	437,789	1,231,496	784,672

Compensation and benefits	431,640	307,185	827,876	591,197
General and administrative expenses	64,065	46,476	114,332	93,565
Reimbursed expenses	3,955	2,350	6,658	5,136
Cost of services	24,329	15,901	46,322	30,170
Depreciation and amortization	15,633	15,298	31,277	30,333
Restructuring charges, net	—	2,407	—	29,894
Total operating expenses	539,622	389,617	1,026,465	780,295

Operating income	103,776	48,172	205,031	4,377
Other income, net	5,066	277	9,513	11,439
Interest expense, net	(6,365)	(7,494)	(11,791)	(14,388)
Income before provision for income taxes	102,477	40,955	202,753	1,428
Income tax provision	26,145	12,877	50,024	4,205
Net income (loss)	76,332	28,078	152,729	(2,777)
Net income attributable to noncontrolling interest	(560)	(300)	(2,134)	(278)
Net income (loss) attributable to Korn Ferry	$75,772	$27,778	$150,595	$(3,055)

Earnings (loss) per common share attributable to Korn Ferry:
Basic	$1.40	$0.51	$2.78	$(0.06)
Diluted	$1.38	$0.51	$2.75	$(0.06)

Weighted-average common shares outstanding:
Basic	53,114	53,229	52,937	53,246
Diluted	53,568	53,390	53,494	53,246

Cash dividends declared per share:	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$76,332	$28,078	$152,729	$(2,777)

Other comprehensive income:
Foreign currency translation adjustments	(7,195)	(2,719)	(15,539)	22,303
Deferred compensation and pension plan adjustments, net of tax	351	683	692	1,325
Net unrealized loss on marketable securities, net of tax	(21)	(25)	(17)	(34)
Comprehensive income	69,467	26,017	137,865	20,817
Less: comprehensive income attributable to noncontrolling interest	(382)	(302)	(1,980)	(355)
Comprehensive income attributable to Korn Ferry	$69,085	$25,715	$135,885	$20,462

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	574,123	902,906	(59,843)	1,417,186	3,984	1,421,170
Net income	—	—	75,772	—	75,772	560	76,332
Other comprehensive loss	—	—	—	(6,687)	(6,687)	(178)	(6,865)
Dividends paid to shareholders	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of stock	(99)	(7,353)	—	—	(7,353)	—	(7,353)
Issuance of stock	59	—	—	—	—	—	—
Stock-based compensation	—	7,288	—	—	7,288	—	7,288
Balance as of October 31, 2021	54,466	$574,058	$971,995	$(66,530)	$1,479,523	$4,366	$1,483,889

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	590,897	706,353	(81,592)	1,215,658	2,363	1,218,021
Net Income	—	—	27,778	—	27,778	300	28,078
Other comprehensive loss	—	—	—	(2,063)	(2,063)	2	(2,061)
Dividends paid to shareholders	—	—	(5,607)	—	(5,607)	—	(5,607)
Dividends to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(757)	(22,878)	—	—	(22,878)	—	(22,878)
Issuance of stock	41	—	—	—	—	—	—
Stock-based compensation	—	7,084	—	—	7,084	—	7,084
Balance as of October 31, 2020	54,153	$575,103	$728,524	$(83,655)	$1,219,972	$1,550	$1,221,522

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$152,729	$(2,777)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	31,277	30,333
Stock-based compensation expense	14,649	13,195
Impairment of right of use assets	7,392	—
Impairment of fixed assets	1,915	—
Provision for doubtful accounts	9,629	7,993
Gain on cash surrender value of life insurance policies	(2,184)	(3,899)
Gain on marketable securities	(10,041)	(12,025)
Deferred income taxes	3,006	5,071
Change in other assets and liabilities:
Deferred compensation	30,339	22,670
Receivables due from clients	(169,037)	(46,221)
Income taxes and other receivables	(1,588)	(13,755)
Prepaid expenses and other assets	(6,330)	(4,135)
Unearned compensation	(44,955)	(33,630)
Income taxes payable	(1,832)	(11,964)
Accounts payable and accrued liabilities	(56,852)	(52,622)
Other	(641)	9,716
Net cash used in operating activities	(42,524)	(92,050)
Cash flows from investing activities:
Purchase of property and equipment	(18,988)	(15,329)
Purchase of marketable securities	(54,070)	(40,572)
Proceeds from sales/maturities of marketable securities	38,725	32,343
Premium on company-owned life insurance policies	(295)	(361)
Proceeds from life insurance policies	3,163	591
Dividends received from unconsolidated subsidiaries	195	—
Net cash used in investing activities	(31,270)	(23,328)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(18,058)	(4,550)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,593	3,371
Dividends paid to shareholders	(13,549)	(11,414)
Repurchases of common stock	(9,386)	(22,770)
Principal payments on finance leases	(592)	(664)
Payments on life insurance policy loans	(64)	(596)
Dividends - noncontrolling interest	—	(558)
Net cash used in financing activities	(38,056)	(37,181)
Effect of exchange rate changes on cash and cash equivalents	(13,537)	16,424
Net decrease in cash and cash equivalents	(125,387)	(136,135)
Cash and cash equivalents at beginning of period	850,778	689,244
Cash and cash equivalents at end of the period	$725,391	$553,109

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2021 and April 30, 2021, the Company’s investments in cash equivalents consisted of money market funds and as of April 30, 2021 also included commercial paper with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds as of October 31, 2021 and April 30, 2021 and also includes US Treasury and Agency securities as of April 30, 2021. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of operations in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2021 and 2020, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

As of October 31, 2021 and April 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended October 31, 2021, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of operations in general and administrative expenses, during the three and six months ended October 31, 2021. During the three and six months ended October 31, 2020 there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2021, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. As of October 31, 2021 and April 30, 2021, there were no indicators of impairment with respect to the Company’s goodwill.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of October 31, 2021 and April 30, 2021.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $119.2 million and $215.2 million during the three and six months ended October 31, 2021, respectively, included in compensation and benefits expense in the consolidated statements of operations. The performance-related bonus expense was $72.1 million and $132.0 million during the three and six months ended October 31, 2020, respectively.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

Basic earnings (loss) per common share was computed using the two-class method by dividing basic net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share was computed using the two-class method by dividing diluted net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings (loss) per share. For the six months ended October 31, 2020, the Company was in a net loss position and diluted net loss per share therefore excluded the effects of common equivalents consisting of restricted awards, which were all antidilutive.

During the three and six months ended October 31, 2021, restricted stock awards of 1.2 million and 1.3 million were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. During the three and six months ended October 31, 2020, restricted stock awards of 1.6 million and 2.0 million were outstanding, respectively, but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

The following table summarizes basic and diluted earnings (loss) per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income (loss) attributable to Korn Ferry	$75,772	$27,778	$150,595	$(3,055)
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,654	730	3,321	289
Basic net earnings (loss) attributable to common stockholders	74,118	27,048	147,274	(3,344)
Add: undistributed earnings to nonvested restricted stockholders	1,510	585	3,005	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,497	583	2,974	—
Diluted net earnings (loss) attributable to common stockholders	$74,131	$27,050	$147,305	$(3,344)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	53,114	53,229	52,937	53,246
Effect of dilutive securities:
Restricted stock	453	154	555	—
ESPP	1	7	2	—
Diluted weighted-average number of common shares outstanding	53,568	53,390	53,494	53,246

Net earnings (loss) per common share:
Basic earnings (loss) per share	$1.40	$0.51	$2.78	$(0.06)
Diluted earnings (loss) per share	$1.38	$0.51	$2.75	$(0.06)

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

The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2021	April 30, 2021
	(in thousands)
Foreign currency translation adjustments	$(49,051)	$(33,666)
Deferred compensation and pension plan adjustments, net of tax	(17,443)	(18,135)
Marketable securities unrealized loss, net of tax	(36)	(19)
Accumulated other comprehensive loss, net	$(66,530)	$(51,820)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2021	$(42,034)	$(17,794)	$(15)	$(59,843)
Unrealized (losses) gains arising during the period	(7,017)	15	(21)	(7,023)
Reclassification of realized net losses to net income	—	336	—	336
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(15,385)	15	(18)	(15,388)
Reclassification of realized net losses to net income	—	677	1	678
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.2 million for the three and six months ended October 31, 2021.

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2020	$(58,705)	$(22,912)	$25	$(81,592)
Unrealized losses arising during the period	(2,721)	—	(25)	(2,746)
Reclassification of realized net losses to net income	—	683	—	683
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2020:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	22,226	—	(34)	22,192
Reclassification of realized net losses to net income	—	1,325	—	1,325
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.5 million for the three and six months ended October 31, 2020.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Restricted stock	$7,288	$7,084	$14,250	$12,897
ESPP	203	146	399	298
Total stock-based compensation expense	$7,491	$7,230	$14,649	$13,195

Stock Incentive Plan

At the Company’s 2019 Annual Meeting of Stockholders, held on October 3, 2019, the Company’s stockholders approved an amendment and restatement to the Korn Ferry Amended and Restated 2008 Stock Incentive Plan (the 2019 amendment and

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

restatement being the “Fourth A&R 2008 Plan”), which, among other things, eliminated the fungible share counting provision and decreased the total number of shares of the Company’s common stock available for stock-based awards by 2,141,807 shares, leaving 3,600,000 shares available for issuance, subject to certain changes in the Company’s capital structure and other extraordinary events. The Fourth A&R 2008 Plan was also amended to generally require a minimum one-year vesting for all future awards, and provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which are market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof.

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

Restricted stock activity during the six months ended October 31, 2021 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2021	2,370	$34.34
Granted	481	$65.06
Vested	(799)	$43.93
Forfeited/expired	(34)	$32.74
Non-vested, October 31, 2021	2,018	$40.24

As of October 31, 2021, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $12.7 million.

As of October 31, 2021, there was $66.6 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three and six months ended October 31, 2021, 5,729 shares and 264,807 shares of restricted stock totaling $0.5 million and $18.1 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During three and six months ended October 31, 2020, 3,619 shares and 164,646, shares of restricted stock totaling $0.1 million and $4.5 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2021 and 2020, no shares were purchased under the ESPP. During the six months ended October 31, 2021 and 2020 employees purchased 55,025 shares at $65.30 per share and 129,047 shares at $26.12 per share, respectively. As of October 31, 2021, the ESPP had approximately 0.5 million shares remaining available for future issuance.

Common Stock

During the three and six months ended October 31, 2021, the Company repurchased (on the open market or through privately negotiated transactions) 93,385 and 131,081 shares of the Company’s common stock for $6.9 million and $9.4 million, respectively. During the three and six months ended October 31, 2020,  the Company repurchased (on the open market or through privately negotiated transactions) 753,451 shares of the Company’s stock for $22.8 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classifications as of October 31, 2021 and April 30, 2021:

	October 31, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income taxes and other receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$41,629	$1	$(10)	$41,620	$—	$41,620	$—	$—
Corporate notes/bonds	38,754	—	(41)	38,713	—	25,801	12,912	—
Total debt investments	$80,383	$1	$(51)	$80,333	$—	$67,421	$12,912	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$191,210	$—	$10,075	$181,135	$—
Total equity investments				$191,210	$—	$10,075	$181,135	$—
Cash				$637,541	$637,541	$—	$—	$—
Money market funds				87,850	87,850	—	—	—
Level 2:
Foreign currency forward contracts				564	—	—	—	564
Total				$997,498	$725,391	$77,496	$194,047	$564

	April 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $174.6 million and $157.3 million as of October 31, 2021 and April 30, 2021, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $26.7 million and $26.5 million as of October 31, 2021 and April 30, 2021, respectively. During the three and six months ended October 31, 2021, the fair value of the investments increased; therefore, the Company recognized a gain of $4.8 million and $10.0 million, respectively, which was recorded in other income, net. During the three and six months ended October 31, 2020, the fair value of the investments increased; therefore, the Company recognized a gain of $0.6 million and $12.0 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2021 and April 30, 2021, marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds, and as of April 30, 2021 also includes US Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of October 31, 2021, available-for-sale marketable securities had remaining maturities ranging from one to 23 months. During the three and six months ended October 31, 2021, there were $14.3 million and $36.0 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2020, there were $16.7 million and $28.4 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2021 and April 30, 2021, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of October 31, 2021 and 2020 were $8.1 million and $11.2 million, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2021	April 30, 2021
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,374	$822
Derivative liabilities:
Foreign currency forward contracts	$810	$834

As of October 31, 2021, the total notional amounts of the forward contracts purchased and sold were $90.0 million and $44.4 million, respectively. As of April 30, 2021, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $44.9 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and six months ended October 31, 2021, the Company incurred gains of $0.4 million and $0.5 million, respectively, related to forward contracts, which was recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and six months ended October 31, 2020, the Company incurred losses of $0.5 million and gains of $0.3 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency losses and gains offset foreign currency gains and losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Service cost	$9,749	$8,197	$18,428	$15,480
Interest cost	1,038	1,047	2,057	2,080
Amortization of actuarial loss	542	996	1,085	1,993
Expected return on plan assets (1)	(386)	(351)	(773)	(702)
Net periodic service credit amortization	(102)	(102)	(203)	(203)
Net periodic benefit costs (2)	$10,841	$9,787	$20,594	$18,648

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for October 31, 2021 and 2020, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $244.7 million and $241.3 million as of October 31, 2021 and April 30, 2021, respectively, was offset by outstanding policy loans of $80.0 million and $80.0 million in the accompanying consolidated balance sheets as of October 31, 2021 and April 30, 2021, respectively. The CSV value of the underlying COLI investments increased by $1.7 million and $2.2 million during the three and six months ended October 31, 2021, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations. The CSV value of the underlying COLI investment increased by $1.8 million and $3.9 million during the three and six months ended October 31, 2020, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2021, deferred compensation liability increased; therefore, the Company recognized compensation expense of $4.7 million and $10.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $4.8 million and $10.0 million during the three and six months ended October 31, 2021, respectively, recorded in other income, net on the consolidated statements of operations. During the three and six months ended October 31, 2020, deferred compensation liability increased; therefore, the Company recognized expense of $0.6 million and $11.8 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $0.6 million and $12.0 million during the three and six months ended October 31, 2020, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

The following table outlines the Company’s contract asset and liability balances as of October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021
	(in thousands)
Contract assets-unbilled receivables	$110,806	$82,842
Contract liabilities-deferred revenue	$212,211	$184,610

During the six months ended October 31, 2021, the Company recognized revenue of $100.2 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of October 31, 2021, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $901.8 million. Of the $901.8 million of remaining performance obligations, the Company expects to recognize approximately $299.1 million in the remainder of fiscal 2022, $346.2 million in fiscal 2023, $174.1 million in fiscal 2024 and the remaining $82.4 million in fiscal 2025 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$169,706	26.5%	$119,380	27.4%
Life Sciences/Healthcare	127,979	20.0	83,413	19.2
Financial Services	113,991	17.8	82,918	19.0
Technology	103,667	16.2	64,691	14.9
Consumer Goods	92,459	14.5	60,737	13.9
Education/Non-Profit/General	31,641	5.0	24,300	5.6
Fee Revenue	$639,443	100.0%	$435,439	100.0%

	Six Months Ended October 31,
	2021		2020
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$319,062	26.1%	$214,691	27.6%
Life Sciences/Healthcare	243,169	19.9	148,863	19.1
Financial Services	219,640	17.9	148,645	19.1
Technology	198,601	16.2	114,015	14.6
Consumer Goods	174,023	14.2	105,515	13.5
Education/Non-Profit	70,343	5.7	47,807	6.1
Fee Revenue	$1,224,838	100.0%	$779,536	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

8. Credit Losses

The Company is exposed to credit losses primarily through the provision of its Executive Search, Consulting and Digital services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the coronavirus pandemic (“COVID-19”) as of the end of the quarter and determined that the estimate of credit losses was not significantly impacted as of that date.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2021	$29,324
Provision for credit losses	9,629
Write-offs	(5,685)
Recoveries of amounts previously written off	681
Foreign currency translation	(461)
Balance at October 31, 2021	$33,488

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at October 31, 2021	Fair Value	Unrealized Loss	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$28,425	$10	$28,425	$—
Corporate notes/bonds	$37,206	$41	$25,801	$11,405

	Less Than 12 Months		Balance Sheet Classification
Balance at April 30, 2021	Fair Value	Unrealized Loss	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$36,378	$7	$5,749	$30,629	$—
Corporate notes/bonds	$26,350	$20	$—	$10,133	$16,217

The unrealized losses on 17 and 18 investments in commercial paper securities and 22 and 15 investments in corporate notes/bonds on October 31, 2021 and April 30, 2021, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

The provision for income tax was an expense of $26.1 million and $50.0 in the three and six months ended October 31, 2021, respectively, with an effective tax rate of 25.5% and 24.7%, respectively, compared to an expense of $12.9 million and $4.2 million in the three and six months ended October 31, 2020, respectively, with an effective tax rate of 31.4% and 294.5%, respectively. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three and six months ended October 31, 2020, was particularly impacted by the initial business downturn and uncertainties brought on by the COVID-19 outbreak. Specifically, in the three months ended July 31, 2020 (the first quarter of fiscal 2021), the Company recorded a tax benefit of $8.7 million on a

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

$39.5 million pre-tax loss. As business conditions improved and the Company returned to profitability over the remainder of fiscal 2021, the tax benefit recorded in the first quarter continued to have a meaningful, albeit diminishing, impact on the last three reporting periods of the preceding fiscal year. Furthermore, the effective tax rate in the three and six months ended October 31, 2020, was affected by a tax expense recorded for withholding taxes on intercompany dividends that were not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

10. Restructuring Charges, Net

There were no restructuring charges in the three and six months ended October 31, 2021. On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by COVID-19 and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the then-current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $2.4 million and $29.9 million in the three and six months ended October 31, 2020 across all lines of business relating to severance for positions that were eliminated.

Changes in the restructuring liability during the three months ended October 31, 2021, were as follows:

Restructuring Liability
(in thousands)
As of July 31, 2021	$3,332
Reductions for cash payments	(407)
Exchange rate fluctuations	(252)
As of October 31, 2021	$2,673

Changes in the restructuring liability during the six months ended October 31, 2021, were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2021	$6,985
Reductions for cash payments	(3,938)
Exchange rate fluctuations	(374)
As of October 31, 2021	$2,673

As of October 31, 2021 and April 30, 2021, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.5 million and $0.6 million, respectively, which are included in other long-term liabilities.

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

4.	RPO & Professional Search combines people, process expertise and IP-enabled technology to deliver enterprise

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

talent acquisition solutions to clients. Transaction sizes range from single professional searches to team, department and line of business projects, and global outsource recruiting solutions.

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

Financial highlights by reportable segments are as follows:

	Three Months Ended October 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$164,893	$88,639	$158,197	$42,434	$28,257	$6,571	$235,459	$150,452	$—	$639,443
Total revenue	$165,732	$88,712	$159,082	$42,571	$28,267	$6,572	$236,492	$152,462	$—	$643,398

Net income attributable to Korn Ferry										$75,772
Net income attributable to noncontrolling interest										560
Other income, net										(5,066)
Interest expense, net										6,365
Income tax provision										26,145
Operating income										$103,776
Depreciation and amortization										15,633
Other income, net										5,066
Integration/acquisition costs										1,084
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA(1)	$30,061	$28,556	$48,907	$7,663	$8,201	$1,366	$66,137	$36,258	$(26,146)	$134,866

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and impairment charges.

	Three Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$126,685	$75,043	$91,168	$31,629	$20,807	$4,456	$148,060	$85,651	$—	$435,439
Total revenue	$127,051	$75,038	$91,609	$31,714	$20,820	$4,456	$148,599	$87,101	$—	$437,789

Net income attributable to Korn Ferry										$27,778
Net income attributable to noncontrolling interest										300
Other income, net										(277)
Interest expense, net										7,494
Income tax provision										12,877
Operating income										$48,172
Depreciation and amortization										15,298
Other income, net										277
Restructuring charges, net										2,407
Adjusted EBITDA(1)	$20,163	$23,084	$21,186	$2,817	$3,641	$584	$28,228	$13,799	$(19,120)	$66,154

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes net restructuring charges.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

	Six Months Ended October 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$313,371	$169,310	$296,875	$85,181	$56,960	$13,347	$452,363	$289,794	$—	$1,224,838
Total revenue	$314,739	$169,393	$298,382	$85,414	$56,999	$13,351	$454,146	$293,218	$—	$1,231,496

Net income attributable to Korn Ferry										$150,595
Net income attributable to noncontrolling interest										2,134
Other income, net										(9,513)
Interest expense, net										11,791
Income tax provision										50,024
Operating income										$205,031
Depreciation and amortization										31,277
Other income, net										9,513
Integration/acquisition costs										1,084
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA(1)	$56,902	$54,188	$92,237	$15,248	$16,521	$3,720	$127,726	$70,225	$(52,829)	$256,212

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and impairment charges.

	Six Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,003	$131,016	$160,483	$61,710	$38,059	$7,951	$268,203	$154,314	$—	$779,536
Total revenue	$226,641	$131,060	$161,465	$61,909	$38,160	$7,951	$269,485	$157,486	$—	$784,672

Net loss attributable to Korn Ferry										$(3,055)
Net income attributable to noncontrolling interest										278
Other income, net										(11,439)
Interest expense, net										14,388
Income tax provision										4,205
Operating income										$4,377
Depreciation and amortization										30,333
Other income, net										11,439
Integration/acquisition costs										737
Restructuring charges, net										29,894
Adjusted EBITDA(1)	$26,767	$31,027	$26,498	$4,527	$5,235	$22	$36,282	$19,823	$(37,119)	$76,780

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and net restructuring charges.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of October 31, 2021. As of October 31, 2021 and April 30, 2021, the fair value of the Notes was $415.5 million and $416.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	October 31, 2021	April 30, 2021
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(4,868)	(5,206)
Long-term borrowings, net of unamortized discount and debt issuance costs	$395,132	$394,794

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

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

the alternative), based upon the Company’s consolidated net leverage ratio at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

As of October 31, 2021 and April 30, 2021, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $2.9 million and $3.3 million as of October 31, 2021 and April 30, 2021, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of October 31, 2021, the Company was in compliance with its debt covenants.

The Company had a total of $644.5 million and $646.0 million available under the Revolver after $5.5 million and $4.0 million of standby letters of credit have been issued as of October 31, 2021 and April 30, 2021, respectively. The Company had a total of $11.5 million and $11.0 million of standby letters with other financial institutions as of October 31, 2021 and April 30, 2021, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

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

During the second quarter of fiscal 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $7.4 million recorded in the consolidated statements of operations.

The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$257	$317	$537	$655
Interest on lease liabilities	21	30	45	61
	278	347	582	716
Operating lease cost	13,457	14,027	27,275	28,010
Short-term lease cost	213	104	482	212
Variable lease cost	3,431	2,785	5,099	5,192
Lease impairment cost	7,392	—	7,392	—
Sublease income	(228)	(195)	(459)	(275)
Total lease cost	$24,543	$17,068	$40,371	$33,855

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2021 (continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,133	$32,321
Financing cash flows from finance leases	$592	$664

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,208	$6,000
Finance leases	$317	$509

Supplemental balance sheet information related to leases was as follows:

	October 31, 2021	April 30, 2021
	(in thousands)
Finance Leases:

Property and equipment, at cost	$4,675	$4,801
Accumulated depreciation	(2,765)	(2,590)
Property and equipment, net	$1,910	$2,211

Other accrued liabilities	$895	$1,010
Other liabilities	1,094	1,301
Total finance lease liabilities	$1,989	$2,311

Weighted average remaining lease terms:
Operating leases	4.7 years	5.0 years
Finance leases	2.6 years	2.7 years

Weighted average discount rate:
Operating leases	4.7%	4.8%
Finance leases	3.9%	4.2%

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2022 (excluding the six months ended October 31, 2021)	$30,635	$499
2023	47,762	816
2024	40,837	528
2025	34,105	219
2026	29,435	21
Thereafter	21,229	—
Total lease payments	204,003	2,083
Less: imputed interest	21,522	94
Total	$182,481	$1,989

14. Subsequent Event

Quarterly Dividend Declaration

On December 7, 2021, the Board of Directors of the Company declared a cash dividend of $0.12 per share with a payment date of January 14, 2022 to holders of the Company’s common stock of record at the close of business on December 21, 2021. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

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

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020 the World Health Organization declared it a pandemic. The negative business impact from the pandemic was felt throughout all the geographical areas in which we do business during the first quarter of fiscal 2021. Governments and companies implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second, third and fourth quarters of fiscal 2021 as the world learned to work in different ways. Starting in the fourth quarter of fiscal 2020 and continuing in the first quarter of fiscal 2021, the outbreak restricted the level of economic activity in the areas in which we operate and had an adverse impact on demand for and sales of our products and services. As a result of this, we initiated a plan in April 2020 that was intended to adjust our cost base to the economic environment at that time and to position us to invest in the recovery. This plan resulted in restructuring charges of $2.4 million and $29.9 million associated with severance during the three and six months ended October 31, 2020, respectively. During the last four quarters, the Company has seen business conditions improve substantially from where they were in the second and first quarters of fiscal 2021 as demand has increased driven by the relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues.

While advances have been made in the scientific knowledge and understanding of COVID-19, and societal and economic consequences of COVID-19 have fluctuated, there remains significant uncertainty about the future impacts of COVID-19. On the positive side, governments around the world have begun distributing and administering the vaccine. In addition, the world has adopted new ways of working and interacting with substantial acceptance of business being conducted in a virtual world. On the negative side, there have been new and more contagious variants of the virus infecting areas around the world, including portions of the United States and individuals that have been vaccinated, as it appears that the protection obtained from the vaccine decreases over time. Knowledge is evolving as to the effectiveness of the vaccine against this and other mutations of the virus. There also have been challenges in manufacturing the vaccines at scale as well as distributing and administrating them to the population at large in many countries around the world, including those where we operate. Therefore, it is unknown whether and for how long restrictions may need to be re-implemented in those or other jurisdictions. With the improvement in business activity we experienced in the last four quarters, we believe our costs are in line with our current revenue levels. However, uncertainties such as the impact that variants may have in regions around the world, how long the vaccine is effective, the implementation of vaccine mandates, and whether new restrictions are imposed (or prior restrictions re-imposed), make us unable to give assurance that the rate of increase in fee revenue during the three months ended October 31, 2021, will continue in the three months ended January 31, 2022 and beyond. Given the amount available from our current revolver and the amount of cash and cash equivalents and marketable securities net of amounts held in trust for deferred compensation and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, debt obligation repayments and dividend payments under our dividend policy in the next 12 months.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). For the three and six months ended October 31, 2021, Adjusted EBITDA excluded $7.4 million impairment of right-of-use assets, $1.9 million impairment of fixed assets and $1.1 million of integration/acquisition costs.

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

Fee revenue was $639.4 million during the three months ended October 31, 2021, an increase of $204.0 million, or 47%, compared to $435.4 million in the three months ended October 31, 2020, with increases in fee revenue across all lines of business primarily due to the relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues driven by macro, regulatory and social changes (i.e. workforce transformation, diversity, equity & inclusion (“DE&I”) initiatives and mandates and environmental and social governance (“ESG”)) in today’s business environment and the Company’s recovery from COVID-19, which adversely impacted the Company on a worldwide basis in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.7 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended October 31, 2021 was $75.8 million, an increase of $48.0 million as compared to net income attributable to Korn Ferry of $27.8 million in the year-ago quarter. Adjusted EBITDA in the three months ended October 31, 2021 was $134.9 million, an increase of $68.7 million as compared to $66.2 million in the year-ago quarter. During the three months ended October 31, 2021, the Executive Search, RPO & Professional Search, Consulting, and Digital lines of business contributed $66.1 million, $36.3 million, $30.1 million and $28.6 million, respectively, to Adjusted EBITDA, which was offset by Corporate expenses net of other income of $26.1 million.

Our cash, cash equivalents and marketable securities decreased by $100.2 million to $996.9 million at October 31, 2021, compared to $1,097.1 million at April 30, 2021. This decrease was mainly due to annual bonuses earned in fiscal 2021 and paid during the first quarter of fiscal 2022, retention payments, capital expenditures, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), dividends paid to stockholders and stock repurchases made during the six months ended October 31, 2021. As of October 31, 2021, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $153.3 million and a fair value of $191.2 million. Our vested obligations for which these assets were held in trust totaled $174.6 million as of October 31, 2021 and our unvested obligations totaled $26.7 million.

Our working capital increased by $115.1 million to $852.2 million as of October 31, 2021, as compared to $737.1 million at April 30, 2021. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had $644.5 million and $646.0 million available for borrowing under our Revolver (as defined herein) at October 31, 2021 and April 30, 2021. As of October 31, 2021 and April 30, 2021, there were $5.5 million and $4.0 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $11.5 million and $11.0 million of standby letters of credit with other financial institutions as of October 31, 2021 and April 30, 2021, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.6	0.5	0.5	0.7
Total revenue	100.6	100.5	100.5	100.7
Compensation and benefits	67.5	70.5	67.6	75.8
General and administrative expenses	10.0	10.7	9.3	12.0
Reimbursed expenses	0.6	0.5	0.5	0.7
Cost of services	3.8	3.7	3.8	3.9
Depreciation and amortization	2.4	3.5	2.6	3.9
Restructuring charges, net	—	0.6	—	3.8
Operating income	16.2	11.1	16.7	0.6
Net income (loss)	11.9%	6.4%	12.5%	(0.4%)
Net income (loss) attributable to Korn Ferry	11.8%	6.4%	12.3%	(0.4%)

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2021		2020		2021		2020
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$164,893	25.8%	$126,685	29.1%	$313,371	25.6%	$226,003	29.0%
Digital	88,639	13.9	75,043	17.2	169,310	13.8	131,016	16.8
Executive Search:
North America	158,197	24.8	91,168	20.9	296,875	24.2	160,483	20.6
EMEA	42,434	6.6	31,629	7.3	85,181	7.0	61,710	7.9
Asia Pacific	28,257	4.4	20,807	4.8	56,960	4.6	38,059	4.9
Latin America	6,571	1.0	4,456	1.0	13,347	1.1	7,951	1.0
Total Executive Search	235,459	36.8	148,060	34.0	452,363	36.9	268,203	34.4
RPO & Professional Search	150,452	23.5	85,651	19.7	289,794	23.7	154,314	19.8
Total fee revenue	639,443	100.0%	435,439	100.0%	1,224,838	100.0%	779,536	100.0%
Reimbursed out-of-pocket engagement expense	3,955		2,350		6,658		5,136
Total revenue	$643,398		$437,789		$1,231,496		$784,672

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

	Three Months Ended October 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$164,893	$88,639	$158,197	$42,434	$28,257	$6,571	$235,459	$150,452	$—	$639,443
Total revenue	$165,732	$88,712	$159,082	$42,571	$28,267	$6,572	$236,492	$152,462	$—	$643,398

Net income attributable to Korn Ferry										$75,772
Net income attributable to noncontrolling interest										560
Other income, net										(5,066)
Interest expense, net										6,365
Income tax provision										26,145
Operating income										$103,776
Depreciation and amortization										15,633
Other income, net										5,066
Integration/acquisition costs										1,084
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA	$30,061	$28,556	$48,907	$7,663	$8,201	$1,366	$66,137	$36,258	$(26,146)	$134,866
Adjusted EBITDA margin	18.2%	32.2%	30.9%	18.1%	29.0%	20.8%	28.1%	24.1%		21.1%

	Three Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$126,685	$75,043	$91,168	$31,629	$20,807	$4,456	$148,060	$85,651	$—	$435,439
Total revenue	$127,051	$75,038	$91,609	$31,714	$20,820	$4,456	$148,599	$87,101	$—	$437,789

Net income attributable to Korn Ferry										$27,778
Net income attributable to noncontrolling interest										300
Other income, net										(277)
Interest expense, net										7,494
Income tax provision										12,877
Operating income										$48,172
Depreciation and amortization										15,298
Other income, net										277
Restructuring charges, net										2,407
Adjusted EBITDA	$20,163	$23,084	$21,186	$2,817	$3,641	$584	$28,228	$13,799	$(19,120)	$66,154
Adjusted EBITDA margin	15.9%	30.8%	23.2%	8.9%	17.5%	13.1%	19.1%	16.1%		15.2%

	Six Months Ended October 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$313,371	$169,310	$296,875	$85,181	$56,960	$13,347	$452,363	$289,794	$—	$1,224,838
Total revenue	$314,739	$169,393	$298,382	$85,414	$56,999	$13,351	$454,146	$293,218	$—	$1,231,496

Net income attributable to Korn Ferry										$150,595
Net income attributable to noncontrolling interest										2,134
Other income, net										(9,513)
Interest expense, net										11,791
Income tax provision										50,024
Operating income										$205,031
Depreciation and amortization										31,277
Other income, net										9,513
Integration/acquisition costs										1,084
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA	$56,902	$54,188	$92,237	$15,248	$16,521	$3,720	$127,726	$70,225	$(52,829)	$256,212
Adjusted EBITDA margin	18.2%	32.0%	31.1%	17.9%	29.0%	27.9%	28.2%	24.2%		20.9%

	Six Months Ended October 31, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,003	$131,016	$160,483	$61,710	$38,059	$7,951	$268,203	$154,314	$—	$779,536
Total revenue	$226,641	$131,060	$161,465	$61,909	$38,160	$7,951	$269,485	$157,486	$—	$784,672

Net loss attributable to Korn Ferry										$(3,055)
Net income attributable to noncontrolling interest										278
Other income, net										(11,439)
Interest expense, net										14,388
Income tax provision										4,205
Operating income										$4,377
Depreciation and amortization										30,333
Other income, net										11,439
Integration/acquisition costs										737
Restructuring charges, net										29,894
Adjusted EBITDA	$26,767	$31,027	$26,498	$4,527	$5,235	$22	$36,282	$19,823	$(37,119)	$76,780
Adjusted EBITDA margin	11.8%	23.7%	16.5%	7.3%	13.8%	0.3%	13.5%	12.8%		9.8%

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020

Fee Revenue

Fee Revenue. Fee revenue increased by $204.0 million, or 47%, to $639.4 million in the three months ended October 31, 2021 compared to $435.4 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.7 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The higher fee revenue was attributable to increases in all lines of business primarily due to the record levels of new business in the quarter driven by the relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues driven by macro, regulatory and social changes (i.e., workforce transformation, DE&I and ESG) in today’s business environment. Further, COVID-19 adversely impacted the Company on a worldwide basis in the year-ago quarter.

Consulting. Consulting reported fee revenue of $164.9 million, an increase of $38.2 million, or 30%, in the three months ended October 31, 2021 compared to $126.7 million in the year-ago quarter. The increase in fee revenue continues to be driven by a significant number of client workforce transformation initiatives including DE&I and ESG, delivered through our Organization Strategy, Assessment, and Leadership Development solutions. In addition, Total Rewards has increased compared to the year-ago quarter as clients address compensation and retention issues associated with labor market dislocation in the current environment and pay governance issues. Further, COVID-19 negatively impacted the Company on a worldwide basis in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.8 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $88.6 million, an increase of $13.6 million, or 18%, in the three months ended October 31, 2021 compared to $75.0 million in the year-ago quarter. The increase in fee revenue was primarily due to growth in total rewards and assessment and succession as companies deal with elevated levels of attrition due to dislocation in the labor markets and professional development around sales effectiveness as companies reassess their commercial models in a post-COVID world. Exchange rates favorably impacted fee revenue by $0.6 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter.

Executive Search North America. Executive Search North America reported fee revenue of $158.2 million, an increase of $67.0 million, or 73%, in the three months ended October 31, 2021 compared to $91.2 million in the year-ago quarter. North America’s fee revenue was higher due to a 54% increase in the number of engagements billed and a 12% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2021 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $42.4 million, an increase of $10.8 million, or 34%, in the three months ended October 31, 2021 compared to $31.6 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.5 million, or 2%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 24% increase in the number of engagements billed and a 7% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2021 compared to the year-ago quarter. Performance in the United Kingdom, United Arab Emirates, Russia and Belgium were the primary contributors to the increase in fee revenue in the three months ended October 31, 2021 compared to the year-ago quarter.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $28.3 million, an increase of $7.5 million, or 36%, in the three months ended October 31, 2021 compared to $20.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.4 million, or 2%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 33% increase in the number of engagements billed during the three months ended October 31, 2021 compared to the year-ago quarter. The performance in India, Singapore, Australia and China were the primary contributors to the increase in fee revenue in the three months ended October 31, 2021 compared to the year-ago quarter.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $6.6 million, an increase of $2.1 million, or 47%, in the three months ended October 31, 2021 compared to $4.5 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.1 million, or 2%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to a 60% increase in the number of engagements billed, partially offset by a 9% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Mexico, Chile and Colombia in the three months ended October 31, 2021 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $150.5 million, an increase of $64.8 million, or 76%, in the three months ended October 31, 2021 compared to $85.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.0 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in RPO of $39.3 million and Professional Search of $25.5 million due to wider adoption of RPO services in the market compared to the year-ago quarter while the increase in Professional Search was due to a 56% increase in engagements billed and 27% increase in the weighted-average fees billed per engagement during the three months ended October 31, 2021 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased by $124.4 million, or 40%, to $431.6 million in the three months ended October 31, 2021 from $307.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.6 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, performance related bonus expense, amortization of long-term incentive awards and the use of outside contractors due to the increase in fee revenue, combined with increases in overall profitability and headcount in the three months ended October 31, 2021 compared to the year-ago quarter. Also contributing to the higher compensation and benefits expense was an increase in the amounts owed under certain deferred compensation and retirement plans driven by increases in the fair market value of the participants’ accounts in the three months ended October 31, 2021 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the three months ended October 31, 2021 from 71% in the year-ago quarter.

Consulting compensation and benefits expense increased by $26.5 million, or 30%, to $114.5 million in the three months ended October 31, 2021 from $88.0 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.6 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes and performance-related bonus expense due to the increase in the segment’s fee revenue, combined with increases in overall profitability and headcount in the three months ended October 31, 2021 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% for both the three months ended October 31, 2021 and 2020.

Digital compensation and benefits expense increased by $7.4 million, or 19%, to $46.4 million in the three months ended October 31, 2021 from $39.0 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.4 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in compensation and benefits expense was due to higher performance-related bonus expense, salaries and related payroll taxes and commission expense in the three months ended October 31, 2021 compared to the year-ago quarter as a result of the increase in the segment’s fee revenue. Digital compensation and benefits expense, as a percentage of fee revenue, was 52% for both the three months ended October 31, 2021 and 2020.

Executive Search North America compensation and benefits expense increased by $40.9 million, or 65%, to $103.9 million in the three months ended October 31, 2021 compared to $63.0 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.2 million, in the three months ended October 31, 2021 compared to the year-ago quarter. The change was due to increases in performance-related bonus expense and salaries and related payroll taxes as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount in the three months ended October 31, 2021 compared to the year-ago quarter. Also contributing to the higher compensation and benefits expense was an increase in the amounts owed under certain deferred compensation and retirement plans driven by increases in the fair market value of the participants’ accounts in the three months ended October 31, 2021 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the three months ended October 31, 2021 from 69% in the year-ago quarter.

Executive Search EMEA compensation and benefits expense increased by $5.6 million, or 23%, to $30.4 million in the three months ended October 31, 2021 compared to $24.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.3 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes and performance-related bonus expense in the three months ended October 31, 2021 compared to the year-ago quarter as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 72% in the three months ended October 31, 2021 from 78% in the year-ago quarter.

Executive Search Asia Pacific compensation and benefits expense increased by $2.2 million, or 14%, to $17.4 million in the three months ended October 31, 2021 compared to $15.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.2 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase was due to increases in salaries and related payroll taxes and performance-related bonus expense in the three months ended October 31, 2021 compared to the year-ago quarter as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in the three months ended October 31, 2021 from 73% in the year-ago quarter.

Executive Search Latin America compensation and benefits expense increased by $0.4 million, or 11%, to $4.1 million in the three months ended October 31, 2021 compared to $3.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.1 million, or 3%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes in the three months ended October 31, 2021 compared to the year-ago quarter as a result of the segment’s fee revenue growth. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in the three months ended October 31, 2021 from 83% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $36.9 million, or 59%, to $99.6 million in the three months ended October 31, 2021 from $62.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.7 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes, an increase in the use of outside contractors and higher performance-related bonus expense in the three months ended October 31, 2021 compared to the year-ago quarter. These increases were all as a result of the segment’s fee revenue growth, combined with increases in overall profitability and headcount. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the three months ended October 31, 2021 from 73% in the year-ago quarter.

Corporate compensation and benefits expense increased by $4.6 million, or 43%, to $15.4 million in the three months ended October 31, 2021 from $10.8 million in the year-ago quarter. The increase was due to higher performance-related bonus expense and higher salaries and related payroll taxes due to an increase in consolidated fee revenue, combined with increases in overall profitability and headcount in the three months ended October 31, 2021 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased by $17.6 million, or 38%, to $64.1 million in the three months ended October 31, 2021 from $46.5 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million, or 1%, in the three months ended October 31, 2021 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint and integration and acquisition costs incurred with the Lucas Group acquisition that closed on November 1, 2021. In addition, the Company incurred higher marketing and business development expenses which contributed to the increase in fee revenue and new business in the quarter, as well as increased legal and other professional fees. General and administrative expenses, as a percentage of fee revenue, were 10% in the three months ended October 31, 2021 compared to 11% in the year-ago quarter.

Consulting general and administrative expenses increased by $2.1 million, or 17% to $14.6 million in the three months ended October 31, 2021 from $12.5 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the three months ended October 31, 2021. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended October 31, 2021 from 10% in the year-ago quarter.

Digital general and administrative expenses were $8.2 million in the three months ended October 31, 2021 compared to $7.4 million in the year-ago quarter, an increase of $0.8 million, or 11%. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the three months ended October 31, 2021. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended October 31, 2021 from 10% in the year-ago quarter.

Executive Search North America general and administrative expenses increased by $1.7 million, or 28% to $7.8 million in the three months ended October 31, 2021 from $6.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher bad debt expense and increase in business development expenses as a result of the growth in fee revenue, and to a lesser extent, an increase in premise and office expense. Executive Search North America general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended October 31, 2021 from 7% in the year-ago quarter.

Executive Search EMEA general and administrative expenses increased by $1.3 million, or 33%, to $5.3 million in the three months ended October 31, 2021 from $4.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the three months ended October 31, 2021 compared to the year-ago quarter. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 12% in the three months ended October 31, 2021 from 13% in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses increased by $0.7 million, or 37%, to $2.6 million in the three months ended October 31, 2021 from $1.9 million in the year-ago quarter. The increase was due to higher bad debt expense in the three months ended October 31, 2021 compared to the year-ago quarter. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 9% for both the three months ended October 31, 2021 and 2020.

Executive Search Latin America general and administrative expenses increased by $0.9 million to $1.1 million in the three months ended October 31, 2021 from $0.2 million in the year-ago quarter. The increase in general and administrative expenses was due to the impact of foreign currency with foreign exchange losses recognized in the three months ended October 31, 2021 compared to foreign currency gains in the year-ago quarter. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, increased to 16% in the three months ended October 31, 2021 from 4% in the year-ago quarter.

RPO & Professional Search general and administrative expenses increased by $5.6 million, or 86%, to $12.1 million in the three months ended October 31, 2021 compared to $6.5 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint, and to a lesser extent, an increase in premise and office expenses and higher bad debt expense. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 8% for both the three months ended October 31, 2021 and 2020.

Corporate general and administrative expenses increased by $4.5 million, or 57%, to $12.4 million in the three months ended October 31, 2021 compared to $7.9 million in the year-ago quarter. The increase was primarily due to higher marketing expenses, legal and other professional fees and integration and acquisition costs incurred with the Lucas Group acquisition that closed on November 1, 2021.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $8.4 million, or 53%, to $24.3 million in the three months ended October 31, 2021 compared to $15.9 million in the year-ago quarter. The increase was due to the increase in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended October 31, 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $15.6 million, an increase of $0.3 million, or 2%, in the three months ended October 31, 2021 compared to $15.3 million in the year-ago quarter. The increase was primarily due to the technology investments made in the current and prior year in software in our Digital business.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in the first quarter of fiscal 2021 and adjusted the previously recorded restructuring accruals in the second quarter of fiscal 2021, and this resulted in restructuring charges, net of $2.4 million of severance costs during the year-ago quarter. There were no restructuring charges, net during the three months ended October 31, 2021.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $48.0 million, or 173%, to $75.8 million in the three months ended October 31, 2021, as compared to $27.8 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense associated with the higher levels of business demand. Also impacting Net Income attributable to Korn Ferry was an increase in general and administrative expenses due in large part to impairment charges associated with the reduction of the Company’s real estate footprint and integration and acquisition costs incurred with the Lucas Group acquisition and an increase in income tax provision. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 12% and 6% in the three months ended October 31, 2021 and 2020, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $68.7 million, or 104%, to $134.9 million in the three months ended October 31, 2021 as compared to $66.2 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense, cost of services expense, and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 21% in the three months ended October 31, 2021 compared to 15% in the year-ago quarter.

Consulting Adjusted EBITDA was $30.1 million in the three months ended October 31, 2021, an increase of $9.9 million, or 49%, as compared to $20.2 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 16% in the three months ended October 31, 2021 and 2020, respectively.

Digital Adjusted EBITDA was $28.6 million in the three months ended October 31, 2021, an increase of $5.5 million, or 24%, as compared to $23.1 million in the year-ago quarter. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense during the three months ended October 31, 2021 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% and 31% in the three months ended October 31, 2021 and 2020, respectively.

Executive Search North America Adjusted EBITDA increased by $27.7 million, or 131%, to $48.9 million in the three months ended October 31, 2021 compared to $21.2 million in the year-ago quarter. The increase was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 31% and 23% in the three months ended October 31, 2021 and 2020, respectively.

Executive Search EMEA Adjusted EBITDA increased by $4.9 million, or 175%, to $7.7 million in the three months ended October 31, 2021 compared to $2.8 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% and 9% in the three months ended October 31, 2021 and 2020, respectively.

Executive Search Asia Pacific Adjusted EBITDA increased by $4.6 million, or 128%, to $8.2 million in the three months ended October 31, 2021 compared to $3.6 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 29% and 17% in the three months ended October 31, 2021 and 2020, respectively.

Executive Search Latin America Adjusted EBITDA increased by $0.8 million, or 133%, to $1.4 million in the three months ended October 31, 2021 compared to $0.6 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in general and administrative expenses and compensation and benefits expense. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 21% and 13% in the three months ended October 31, 2021 and 2020, respectively.

RPO & Professional Search Adjusted EBITDA was $36.3 million in the three months ended October 31, 2021, an increase of $22.5 million, or 163%, as compared to $13.8 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense, and general and administrative expenses (excluding impairment charges). RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 24% and 16% in the three months ended October 31, 2021 and 2020, respectively.

Other Income, Net

Other income, net was $5.1 million in the three months ended October 31, 2021 compared to $0.3 million in the year-ago quarter. The difference was primarily due to larger gains from the fair value of our marketable securities during the three months ended October 31, 2021 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019 and borrowings under company-owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $6.4 million in the three months ended October 31, 2021 compared to $7.5 million in the year-ago quarter. Interest expense, net decreased due to interest income earned as a result of death benefits received from our COLI policies and lower interest expense on borrowings under our COLI policies in the three months ended October 31, 2021 due to the lower amount of borrowings outstanding.

Income Tax Provision

The provision for income tax was $26.1 million in the three months ended October 31, 2021, compared to $12.9 million in the year-ago quarter. This reflects a 25.5% and 31.4% effective tax rate for the three months ended October 31, 2021 and 2020, respectively. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three months ended October 31, 2020, was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for tax credit.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2021 was $0.6 million, as compared to $0.3 million in the three months ended October 31, 2020.

Six Months Ended October 31, 2021 Compared to Six Months Ended October 31, 2020

Fee Revenue

Fee Revenue. Fee revenue increased by $445.3 million, or 57%, to $1,224.8 million in the six months ended October 31, 2021 compared to $779.5 million in the year-ago period. Exchange rates favorably impacted fee revenue by $17.6 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The higher fee revenue was attributable to increases in all lines of business, primarily driven by the relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues driven by macro, legal and regulatory changes (i.e., workforce transformation, DE&I and ESG) in today’s business environment. Further, COVID-19 adversely impacted the Company on a worldwide basis in the year-ago period.

Consulting. Consulting reported fee revenue of $313.4 million, an increase of $87.4 million, or 39%, in the six months ended October 31, 2021 compared to $226.0 million in the year-ago period. The increase in fee revenue was driven by a significant number of client workforce transformation initiatives including DE&I and ESG, delivered through our Organization Strategy, Assessment, and Leadership Development solutions. In addition, Total Rewards has increased compared to the year-ago period as clients address compensation and retention issues associated with labor market dislocation in the current environment and pay governance issues. Further, COVID-19 negatively impacted the Company on a worldwide basis in the year-ago period. Exchange rates favorably impacted fee revenue by $4.5 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period.

Digital. Digital reported fee revenue of $169.3 million, an increase of $38.3 million, or 29%, in the six months ended October 31, 2021 compared to $131.0 million in the year-ago period. The increase in fee revenue was primarily due to growth in leadership and professional development and assessment and succession products as companies deal with elevated levels of attrition due to dislocation in the labor markets and professional development around sales effectiveness as companies reassess their commercial models in a potentially post-COVID world. Exchange rates favorably impacted fee revenue by $2.8 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period.

Executive Search North America. Executive Search North America reported fee revenue of $296.9 million, an increase of $136.4 million, or 85%, in the six months ended October 31, 2021 compared to $160.5 million in the year-ago period. Exchange rates favorable impacted fee revenue by $1.2 million in the six months ended October 31, 2021 compared to the year-ago period. North America’s fee revenue was higher due to a 62% increase in the number of engagements billed and a 13% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2021 compared to the year-ago period.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $85.2 million, an increase of $23.5 million, or 38%, in the six months ended October 31, 2021 compared to $61.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $3.0 million, or 5%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in fee revenue was due to a 20% increase in the number of engagements billed and a 10% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2021  compared to the year-ago period. Performance in the United Kingdom, United Arab Emirates, Russia, France and Belgium were the primary contributors to the increase in fee revenue in the six months ended October 31, 2021 compared to the year-ago period.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $57.0 million, an increase of $18.9 million, or 50%, in the six months ended October 31, 2021 compared to $38.1 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.5 million, or 4%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in fee revenue was due to a 38% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2021 compared to the year-ago period. The performance in India, Australia, Singapore and China were the primary contributors to the increase in fee revenue in the six months ended October 31, 2021 compared to the year-ago period.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $13.3 million, an increase of $5.3 million, or 66%, in the six months ended October 31, 2021 compared to $8.0 million in the year-ago period. Exchange rates favorably impacted fee revenue by $0.3 million, or 4%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in fee revenue was due to a 50% increase in the number of engagements billed and a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2021  compared to the year-ago period. The increase in fee revenue was due to higher fee revenue in Brazil, Mexico and Colombia in the six months ended October 31, 2021 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $289.8 million, an increase of $135.5 million, or 88%, in the six months ended October 31, 2021 compared to $154.3 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.3 million, or 3%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in fee revenue was due to higher fee revenue in RPO of $82.3 million and Professional Search of $53.2 million due to wider adoption of RPO services in the market while the increase in Professional Search is due to a 65% increase in engagements billed and 26% increase in the weighted-average fees billed per engagement in the six months ended October 31, 2021 compared to the year-ago period.

Compensation and Benefits

Compensation and benefits expense increased $236.7 million, or 40%, to $827.9 million in the six months ended October 31, 2021 from $591.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $11.7 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, performance-related bonus expense, amortization of long-term incentive awards and the use of outside contractors due to the increase in fee revenue combined with increases in overall profitability and average headcount in the six months ended October 31, 2021 compared to the year-ago period. Also contributing to the higher compensation and benefits expense was an increase in the amounts owed under certain deferred compensation and retirement plans. Compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the six months ended October 31, 2021 from 76% in the year-ago period.

Consulting compensation and benefits expense increased by $51.8 million, or 31%, to $216.7 million in the six months ended October 31, 2021 from $164.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.1 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes, performance-related bonus expense, amortization of long-term incentive awards and the use of outside contractors due to the increase in fee revenue combined with increases in overall profitability and average headcount in the six months ended October 31, 2021 compared to the year-ago period. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in the six months ended October 31, 2021 from 73% in the year-ago period.

Digital compensation and benefits expense increased by $12.3 million, or 16%, to $87.2 million in the six months ended October 31, 2021 from $74.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.7 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, commission expenses and performance-related bonus expense in the six months ended October 31, 2021 compared to the year-ago period as a result of an increase in fee revenue. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in the six months ended October 31, 2021 from 57% in the year-ago period.

Executive Search North America compensation and benefits expense increased by $66.9 million, or 52%, to $195.4 million in the six months ended October 31, 2021 compared to $128.5 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.6 million, in the six months ended October 31, 2021 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, performance-related bonus expense and amortization of long-term incentive awards due to the increase in fee revenue combined with increases in overall profitability and average headcount in the six months ended October 31, 2021 compared to the year-ago period. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the six months ended October 31, 2021 from 80% in the year-ago period.

Executive Search EMEA compensation and benefits expense increased by $11.9 million, or 24%, to $61.3 million in the six months ended October 31, 2021 compared to $49.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $2.2 million, or 4%, in the six months ended October 31, 2021 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes, performance-related bonus expense and amortization of long-term incentive awards in the six months ended October 31, 2021 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 72% in the six months ended October 31, 2021 from 80% in the year-ago period.

Executive Search Asia Pacific compensation and benefits expense increased by $6.4 million, or 22%, to $35.4 million in the six months ended October 31, 2021 compared to $29.0 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.0 million, or 3%, in the six months ended October 31, 2021 compared to the year-ago period. The increase was due to increases in performance-related bonus expense and salaries and related payroll taxes in the six months ended October 31, 2021 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in the six months ended October 31, 2021 from 76% in the year-ago period.

Executive Search Latin America compensation and benefits expense increased by $2.2 million, or 32%, to $9.1 million in the six months ended October 31, 2021 compared to $6.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.4 million, or 6%, in the six months ended October 31, 2021 compared to the year-ago period. The increase was due to higher performance-related bonus expense and an increase in salaries and related payroll taxes in the six months ended October 31, 2021 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the six months ended October 31, 2021 from 87% in the year-ago period.

RPO & Professional Search compensation and benefits expense increased by $75.3 million, or 64%, to $192.7 million in the six months ended October 31, 2021 from $117.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $2.8 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes and performance-related bonus expense, driven by a 33% increase in the average headcount in the six months ended October 31, 2021 compared to the year-ago period and an increase in the use of outside contractors. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the six months ended October 31, 2021 from 76% in the year-ago period.

Corporate compensation and benefits expense increased by $10.0 million, or 50%, to $30.2 million in the six months ended October 31, 2021 from $20.2 million in the year-ago period. The increase was due to higher salaries and related payroll taxes and performance-related bonus expense and due to an increase in consolidated fee revenue, combined with increases in overall profitability and average headcount in the six months ended October 31, 2021 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $20.7 million, or 22%, to $114.3 million in the six months ended October 31, 2021 from $93.6 million in the year-ago period. Exchange rates unfavorably impacted general and administrative expenses by $2.0 million, or 2%, in the six months ended October 31, 2021 compared to the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint and integration and acquisition costs incurred with the Lucas Group acquisition that closed on November 1, 2021. In addition, the Company incurred higher marketing and business development expenses, which contributed to the increase in fee revenue and new business in the six months ended October 31, 2021, as well as increased legal and other professional fees and premise and office expense. General and administrative expenses, as a percentage of fee revenue, were 9% in the six months ended October 31, 2021 as compared to 12% in the six months ended October 31, 2020.

Consulting general and administrative expenses increased by $2.4 million, or 10%  to $26.6 million in the six months ended October 31, 2021 from $24.2 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the six months ended October 31, 2021. Consulting general and administrative expenses, as a percentage of fee revenue, were 8% in the six months ended October 31, 2021 as compared to 11% in the six months ended October 31, 2020.

Digital general and administrative expenses were $15.3 million in the six months ended October 31, 2021 compared to $14.7 million in the year-ago period, an increase of $0.6 million, or 4%. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the six months ended October 31, 2021. Digital general and administrative expenses, as a percentage of fee revenue, were 9% in the six months ended October 31, 2021 as compared to 11% in the six months ended October 31, 2020.

Executive Search North America general and administrative expenses increased by $1.6 million, or 12%, to $14.6 million in the six months ended October 31, 2021 from $13.0 million in the year-ago period. The increase in general and administrative expenses was primarily due to increases in business development expenses, premise and office expenses and the impact of foreign currency with foreign exchange losses in the six months ended October 31, 2021 compared to foreign currency gains in the year-ago period. Executive Search North America general and administrative expenses, as a percentage of fee revenue, were 5% in the six months ended October 31, 2021 compared to 8% in the year-ago period.

Executive Search EMEA general and administrative expenses increased by $1.9 million, or 25%, to $9.6 million in the six months ended October 31, 2021 from $7.7 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the six months ended October 31, 2021 and the impact of foreign currency with foreign exchange losses in the six months ended October 31, 2021 compared to foreign currency gains in the year-ago period. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, were 11% in the six months ended October 31, 2021 compared to 13% in the year-ago period.

Executive Search Asia Pacific general and administrative expenses increased by $1.3 million, or 33%, to $5.3 million in the six months ended October 31, 2021 from $4.0 million in the year-ago period. The increase was due to higher bad debt expense in the six months ended October 31, 2021 compared to the year-ago period. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 9% in the six months ended October 31, 2021 compared to 10% in the year-ago period.

Executive Search Latin America recognized a reduction in general and administrative expenses of $0.4 million in the six months ended October 31, 2021 compared to an expense of $1.1 million in the year-ago period. The decrease in general and administrative expenses was due to a decrease in premise and office expenses in the six months ended October 31, 2021 compared to the year-ago period.

RPO & Professional Search general and administrative expenses increased by $6.9 million, or 57%, to $19.0 million in the six months ended October 31, 2021 compared to $12.1 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint, and to a lesser extent, an increase in premise and office expenses and higher bad debt expense. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 7% in the six months ended October 31, 2021 compared to 8% in the year-ago period.

Corporate general and administrative expenses increased by $7.8 million, or 47%, to $24.5 million in the six months ended October 31, 2021 compared to $16.7 million in the year-ago period. The increase was primarily due to higher marketing expenses, an increase in legal and other professional fees and integration and acquisition costs incurred with the acquisition of Lucas Group that closed on November 1, 2021, during the six months ended October 31, 2021 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $16.1 million, or 53%, to $46.3 million in the six months ended October 31, 2021 compared to $30.2 million in the year-ago period. The increase was due to the increase in fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the six months ended October 31, 2021 and 2020.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $31.3 million, an increase of $1.0 million, or 3%, in the six months ended October 31, 2021 compared to $30.3 million in the year-ago period. The increase was primarily due to the technology investments made in the current and prior year in software in our Digital business.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in fiscal 2021 and as a result recorded restructuring charges, net of $29.9 million of severance costs during the six months ended October 31, 2020. There were no restructuring charges, net during the six months ended October 31, 2021.

Net Income (Loss) Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $153.7 million to $150.6 million in the six months ended October 31, 2021, as compared to a net loss attributable to Korn Ferry of $3.1 million in the year-ago period. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, which was driven by the factors discussed above, and restructuring charges, net incurred in the year-ago period. This was partially offset by increases in compensation and benefits expense and cost of services expense associated with the higher levels of business demand and increases in income tax provision and general and administrative expenses. Net income (loss) attributable to Korn Ferry, as a percentage of fee revenue, was 12% in the six months ended October 31, 2021 compared to (0.4%) in the six months ended October 31, 2020.

Adjusted EBITDA

Adjusted EBITDA increased by $179.4 million, or 234%, to $256.2 million in the six months ended October 31, 2021 as compared to $76.8 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs and impairment charges). Adjusted EBITDA, as a percentage of fee revenue, was 21% and 10% in the six months ended October 31, 2021 and 2020, respectively.

Consulting Adjusted EBITDA was $56.9 million in the six months ended October 31, 2021, an increase of $30.1 million, or 112%, as compared to $26.8 million in the year-ago period. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in the six months ended October 31, 2021 compared to 12% in the year-ago period.

Digital Adjusted EBITDA was $54.2 million in the six months ended October 31, 2021, an increase of $23.2 million, or 75%, as compared to $31.0 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense during the six months ended October 31, 2021 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% in the six months ended October 31, 2021 as compared to 24% in the six months ended October 31, 2020.

Executive Search North America Adjusted EBITDA increased by $65.7 million, or 248%, to $92.2 million in the six months ended October 31, 2021 compared to $26.5 million in the year-ago period. The increase was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 31% in the six months ended October 31, 2021 as compared to 17% in the six months ended October 31, 2020.

Executive Search EMEA Adjusted EBITDA increased by $10.7 million, or 238%, to $15.2 million in the six months ended October 31, 2021 compared to $4.5 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges). Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% in the six months ended October 31, 2021 as compared to 7% in the six months ended October 31, 2020.

Executive Search Asia Pacific Adjusted EBITDA increased by $11.3 million, or 217%, to $16.5 million in the six months ended October 31, 2021 compared to $5.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 29% in the six months ended October 31, 2021 as compared to 14% in the six months ended October 31, 2020.

Executive Search Latin America Adjusted EBITDA increased by $3.7 million to $3.7 million in the six months ended October 31, 2021. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase compensation and benefits expense. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 28% in the six months ended October 31, 2021 as compared to 0.3% in the six months ended October 31, 2020.

RPO & Professional Search Adjusted EBITDA was $70.2 million in the six months ended October 31, 2021, an increase of $50.4 million, or 255%, as compared to $19.8 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense, and general and administrative expenses (excluding impairment charges). RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in the six months ended October 31, 2021 compared to 13% in the year-ago period.

Other Income, Net

Other income, net was $9.5 million in the six months ended October 31, 2021 compared to $11.4 million in the year-ago period. The difference was primarily due to smaller gains from the fair value of our marketable securities during the six months ended October 31, 2021 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019 and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $11.8 million in the six months ended October 31, 2021 compared to $14.4 million in the year-ago period. Interest expense, net decreased due to interest income earned as a result of death benefits received from our COLI policies and lower interest expense on borrowings under our COLI policies in six months ended October 31, 2021 due to lower amount of borrowings outstanding.

Income Tax Provision

The provision for income tax was $50.0 million in the six months ended October 31, 2021 compared to $4.2 million in the year-ago period. This reflects a 24.7% and 294.5% effective tax rate for the six months ended October 31, 2021 and 2020, respectively. The variability in effective tax rate is primarily due to the impact of U.S. state income taxes and the jurisdictional mix of earnings. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three and six months ended October 31, 2020 was particularly impacted by the initial business downturn and uncertainties brought on by the COVID-19 outbreak. Specifically, in the three months ended July 31, 2020 (the first quarter of fiscal 2021), the Company recorded a tax benefit of $8.7 million on a $39.5 million pre-tax loss. As business conditions improved and the Company returned to profitability over the remainder of fiscal 2021, the tax benefit recorded in the first quarter continued to have a meaningful, albeit diminishing, impact on the last three reporting periods of the preceding fiscal year. Furthermore, the effective tax rate in the six months ended October 31, 2020 was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2021 was $2.1 million, as compared to $0.3 million  in the six months ended October 31, 2020.

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

As previously discussed under the heading “Impact of COVID-19”, with the implementation of the restructuring plan that was initiated on April 20, 2020 to reduce, in part, our human capital expenditures, and the improved business activity we experienced in the first two quarters of fiscal 2022 demonstrated by an increase in fee revenue compared to the first two quarters of fiscal 2021, we believe our costs are in line with our current revenue levels, but given the unpredictable and fluid nature of the pandemic and its economic consequences, our revenue levels may change. Given the amount available from our Revolver (defined below) and the amount of cash and cash equivalents and marketable securities, net of amounts held in trust for deferred compensations and accrued bonuses, we believe that we have sufficient liquidity to meet our anticipated working capital, capital expenditures, general corporate requirements, debt obligation payments and dividend payments under our dividend policy in the next 12 months.

On November 1, 2021, we completed the acquisition of Lucas Group for approximately $90 million, net of cash acquired. Lucas Group brings substantial professional search and contracting expertise that is expected to enhance our search portfolio.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of October 31, 2021, the fair value of the Notes was $415.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We had a total of $644.5 million and $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) after $5.5 million and $4.0 million of standby letters of credit had been issued as of October 31, 2021 and April 30, 2021, respectively. We had a total of $11.5 million and $11.0 million of standby letters of credits with other financial institutions as of October 31, 2021 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $9.4 million and $22.8 million of the Company’s stock during the six months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, $118.5 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than

4.00 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes.

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

Cash and cash equivalents and marketable securities were $996.9 million and $1,097.1 million as of October 31, 2021 and April 30, 2021, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $591.2 million and $642.1 million at October 31, 2021 and April 30, 2021, respectively. As of October 31, 2021 and April 30, 2021, we held $329.1 million and $382.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2022 and 2021 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and as of April 30, 2021 also includes U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of October 31, 2021 and April 30, 2021, marketable securities of $271.5 million and $246.4 million, respectively, included equity securities of $191.2 million (net of gross unrealized gains of $38.0 million and gross unrealized losses of $0.1 million) and $175.6 million (net of gross unrealized gains of $30.0 million and gross unrealized losses of $0.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $181.1 million and $166.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $174.6 million and $157.3 million as of October 31, 2021 and April 30, 2021, respectively. Unvested obligations under the deferred compensation plans totaled $26.7 million and $26.5 million as of October 31, 2021 and April 30, 2021, respectively.

The net increase in our working capital of $115.1 million as of October 31, 2021 compared to April 30, 2021 is primarily attributable to an increase in accounts receivable and a decrease in compensation and benefits payable, partially offset by a decrease in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2021 and paid during the first quarter of fiscal 2022. The increase in accounts receivable was due to an increase in fee revenue and an increase in days of sales outstanding, which went from 57 days to 72 days (which is consistent with historical experience) from April 30, 2021 to October 31, 2021. Cash used by operating activities was $42.5 million in the six months ended October 31, 2021, a decrease of $49.6 million, compared to cash used by operating activities of $92.1 million in the six months ended October 31, 2020.

Cash used in investing activities was $31.3 million in the six months ended October 31, 2021 compared to $23.3 million in the year-ago quarter. An increase in cash used in investing activities was primarily due to an increase in the purchase of marketable securities net of sale/maturities of $7.1 million and $3.7 million more in the purchase of property and equipment, partially offset by an increase proceeds from life insurance policies of $2.6 million during the six months ended October 31, 2021 compared to the year-ago quarter.

Cash used in financing activities was $38.1 million in the six months ended October 31, 2021 compared to $37.2 million in the six months ended October 31, 2020. The increase in cash used in financing activities was primarily due to higher cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $18.1 million in the six months ended October 31, 2021 compared to $4.6 million in the year-ago quarter and an increase of $2.1 million in dividends paid to our shareholders. This was offset by decreases in repurchases of the Company’s common stock of $13.4 million, dividends paid out to noncontrolling interest of $0.6 million and payments made on life insurance policy loans of $0.5 million in six months ended October 31, 2021 compared the year ago quarter.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2021 and April 30, 2021, we held contracts with gross cash surrender value (“CSV”) of $244.7 million and $241.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $80.0 million as of October 31, 2021 and April 30, 2021. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2021 and April 30, 2021, the net cash surrender value of these policies was $164.8 million and $161.3 million, respectively.

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

As of October 31, 2021 and April 30, 2021, there was no amounts outstanding under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $2.9 million as of October 31, 2021 and $3.3 million as of April 30, 2021. As of October 31, 2021, we were in compliance with our debt covenants.

We had a total of $644.5 million and $646.0 million available under the Revolver after $5.5 million and $4.0 million of standby letters of credit had been issued as of October 31, 2021 and April 30, 2021, respectively. We had a total of $11.5 million and $11.0 million of standby letters of credits with other financial institutions as of October 31, 2021 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section and the potential impacts of COVID-19 on our business, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2021, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance-related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, leases and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2021.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2021 and 2020, we recorded foreign currency losses of $0.6 million and $1.0 million, respectively, in general and administrative expenses in the consolidated statements of operations.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Canadian Dollar, Singapore Dollar, Swiss Franc, Korean Won, Brazilian Real, Australian Dollar, and South African Rand. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2021, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $14.5 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver, borrowings against the CSV of COLI contracts, and to a lesser extent, our fixed income debt securities. As of October 31, 2021, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

We had $80.0 million of borrowings against the CSV of COLI contracts as of October 31, 2021 and April 30, 2021, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of October 31, 2021.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2021— August 31, 2021	3,385	$65.99	3,385	$125.2 million
September 1, 2021— September 30, 2021	41,084	$73.17	37,500	$122.5 million
October 1, 2021— October 31, 2021	54,645	$75.46	52,500	$118.5 million
Total	99,114	$74.19	93,385
(1)	Represents withholding of 5,729 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)

On March 6, 2019, our Board of Directors approved an increase to our share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $6.9 million of the Company’s common stock under the program during the second quarter of fiscal 2022.

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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 9, 2021
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)