Form 10-Q
period 2022-01-31
KORN FERRY
filed 2022-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

The number of shares outstanding of our common stock as of March 4, 2022 was 53,902,870 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	April 30, 2021
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$846,505	$850,778
Marketable securities	73,110	63,667
Receivables due from clients, net of allowance for doubtful accounts of $34,617 and $29,324 at January 31, 2022 and April 30, 2021, respectively	603,346	448,733
Income taxes and other receivables	41,708	40,024
Unearned compensation	62,446	53,206
Prepaid expenses and other assets	40,635	30,724
Total current assets	1,667,750	1,487,132

Marketable securities, non-current	187,635	182,692
Property and equipment, net	131,198	131,778
Operating lease right-of-use assets, net	154,818	174,121
Cash surrender value of company-owned life insurance policies, net of loans	181,126	161,295
Deferred income taxes	77,000	73,106
Goodwill	699,518	626,669
Intangible assets, net	89,574	92,949
Unearned compensation, non-current	126,082	102,356
Investments and other assets	21,395	24,428
Total assets	$3,336,096	$3,056,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$47,203	$44,993
Income taxes payable	28,771	23,041
Compensation and benefits payable	429,683	394,606
Operating lease liability, current	46,583	47,986
Other accrued liabilities	298,911	239,444
Total current liabilities	851,151	750,070

Deferred compensation and other retirement plans	384,437	346,455
Operating lease liability, non-current	142,349	155,998
Long-term debt	395,303	394,794
Deferred tax liabilities	2,936	3,832
Other liabilities	24,675	36,602
Total liabilities	1,800,851	1,687,751

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized,75,347 and 74,915 shares issued and 54,216 and 54,008 shares outstanding at January 31, 2022 and April 30, 2021, respectively	562,564	583,260
Retained earnings	1,049,431	834,949
Accumulated other comprehensive loss, net	(80,718)	(51,820)
Total Korn Ferry stockholders' equity	1,531,277	1,366,389
Noncontrolling interest	3,968	2,386
Total stockholders' equity	1,535,245	1,368,775
Total liabilities and stockholders' equity	$3,336,096	$3,056,526

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Fee revenue	$680,741	$475,360	$1,905,579	$1,254,896
Reimbursed out-of-pocket engagement expenses	4,215	2,520	10,873	7,656
Total revenue	684,956	477,880	1,916,452	1,262,552

Compensation and benefits	445,870	326,333	1,273,746	917,530
General and administrative expenses	60,811	47,271	175,143	140,836
Reimbursed expenses	4,215	2,520	10,873	7,656
Cost of services	31,666	20,028	77,988	50,198
Depreciation and amortization	16,104	15,735	47,381	46,068
Restructuring charges, net	—	838	—	30,732
Total operating expenses	558,666	412,725	1,585,131	1,193,020

Operating income	126,290	65,155	331,321	69,532
Other (loss) income, net	(7,277)	14,935	2,236	26,374
Interest expense, net	(7,029)	(7,298)	(18,820)	(21,686)
Income before provision for income taxes	111,984	72,792	314,737	74,220
Income tax provision	26,927	21,204	76,951	25,409
Net income	85,057	51,588	237,786	48,811
Net income attributable to noncontrolling interest	(956)	(269)	(3,090)	(547)
Net income attributable to Korn Ferry	$84,101	$51,319	$234,696	$48,264

Earnings per common share attributable to Korn Ferry:
Basic	$1.55	$0.95	$4.33	$0.89
Diluted	$1.54	$0.94	$4.28	$0.88

Weighted-average common shares outstanding:
Basic	52,999	52,596	52,958	53,030
Diluted	53,495	53,013	53,538	53,396

Cash dividends declared per share:	$0.12	$0.10	$0.36	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$85,057	$51,588	$237,786	$48,811

Other comprehensive income:
Foreign currency translation adjustments	(15,279)	25,071	(30,818)	47,374
Deferred compensation and pension plan adjustments, net of tax	1,159	663	1,851	1,988
Net unrealized loss on marketable securities, net of tax	(115)	(5)	(132)	(39)
Comprehensive income	70,822	77,317	208,687	98,134
Less: comprehensive income attributable to noncontrolling interest	(909)	(257)	(2,889)	(612)
Comprehensive income attributable to Korn Ferry	$69,913	$77,060	$205,798	$97,522

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	574,123	902,906	(59,843)	1,417,186	3,984	1,421,170
Net income	—	—	75,772	—	75,772	560	76,332
Other comprehensive loss	—	—	—	(6,687)	(6,687)	(178)	(6,865)
Dividends paid to shareholders	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of stock	(99)	(7,353)	—	—	(7,353)	—	(7,353)
Issuance of stock	59	—	—	—	—	—	—
Stock-based compensation	—	7,288	—	—	7,288	—	7,288
Balance as of October 31, 2021	54,466	574,058	971,995	(66,530)	1,479,523	4,366	1,483,889
Net income	—	—	84,101	—	84,101	956	85,057
Other comprehensive loss	—	—	—	(14,188)	(14,188)	(47)	(14,235)
Dividends paid to shareholders	—	—	(6,665)	—	(6,665)	—	(6,665)
Dividends to noncontrolling interest	—	—	—	—	—	(1,307)	(1,307)
Purchase of stock	(307)	(22,331)	—	—	(22,331)	—	(22,331)
Issuance of stock	57	3,696	—	—	3,696	—	3,696
Stock-based compensation	—	7,141	—	—	7,141	—	7,141
Balance as of January 31, 2022	54,216	$562,564	$1,049,431	$(80,718)	$1,531,277	$3,968	$1,535,245

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net loss	—	—	(30,833)	—	(30,833)	(22)	(30,855)
Other comprehensive income	—	—	—	25,580	25,580	75	25,655
Dividends paid to shareholders	—	—	(5,807)	—	(5,807)	—	(5,807)
Purchase of stock	(161)	(4,442)	—	—	(4,442)	—	(4,442)
Issuance of stock	580	3,966	—	—	3,966	—	3,966
Stock-based compensation	—	5,813	—	—	5,813	—	5,813
Balance as of July 31, 2020	54,869	590,897	706,353	(81,592)	1,215,658	2,363	1,218,021
Net Income	—	—	27,778	—	27,778	300	28,078
Other comprehensive loss	—	—	—	(2,063)	(2,063)	2	(2,061)
Dividends paid to shareholders	—	—	(5,607)	—	(5,607)	—	(5,607)
Dividends to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(757)	(22,878)	—	—	(22,878)	—	(22,878)
Issuance of stock	41	—	—	—	—	—	—
Stock-based compensation	—	7,084	—	—	7,084	—	7,084
Balance as of October 31, 2020	54,153	575,103	728,524	(83,655)	1,219,972	1,550	1,221,522
Net Income	—	—	51,319	—	51,319	269	51,588
Other comprehensive income	—	—	—	25,741	25,741	(12)	25,729
Dividends paid to shareholders	—	—	(5,540)	—	(5,540)	—	(5,540)
Purchase of stock	(224)	(7,779)	—	—	(7,779)	—	(7,779)
Issuance of stock	68	2,594	—	—	2,594	—	2,594
Stock-based compensation	—	6,880	—	—	6,880	—	6,880
Balance as of January 31, 2021	53,997	$576,798	$774,303	$(57,914)	$1,293,187	$1,807	$1,294,994

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$237,786	$48,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,381	46,068
Stock-based compensation expense	21,975	20,210
Impairment of right of use assets	7,392	—
Impairment of fixed assets	1,915	—
Provision for doubtful accounts	15,029	11,561
Gain on cash surrender value of life insurance policies	(3,897)	(8,575)
Gain on marketable securities	(2,366)	(27,176)
Deferred income taxes	(2,704)	(3,061)
Change in other assets and liabilities:
Deferred compensation	32,192	45,224
Receivables due from clients	(155,849)	(62,844)
Income taxes and other receivables	(5,822)	(83)
Prepaid expenses and other assets	(8,662)	(1,891)
Unearned compensation	(32,966)	(35,211)
Income taxes payable	5,261	(13,122)
Accounts payable and accrued liabilities	70,473	22,559
Other	(5,661)	11,835
Net cash provided by operating activities	221,477	54,305
Cash flows from investing activities:
Purchase of property and equipment	(32,659)	(22,842)
Purchase of marketable securities	(69,314)	(55,057)
Proceeds from sales/maturities of marketable securities	66,933	53,393
Cash paid for acquisitions, net of cash acquired	(90,860)	—
Premium on company-owned life insurance policies	(14,290)	(14,366)
Proceeds from life insurance policies	3,382	8,366
Dividends received from unconsolidated subsidiaries	255	205
Net cash used in investing activities	(136,553)	(30,301)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(18,244)	(4,712)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	6,919	5,706
Dividends paid to shareholders	(20,214)	(16,954)
Repurchases of common stock	(28,949)	(30,387)
Principal payments on finance leases	(860)	(1,024)
Payments on life insurance policy loans	(178)	(7,877)
Dividends paid to noncontrolling interest	(1,307)	(558)
Net cash used in financing activities	(62,833)	(55,806)
Effect of exchange rate changes on cash and cash equivalents	(26,364)	36,686
Net (decrease) increase in cash and cash equivalents	(4,273)	4,884
Cash and cash equivalents at beginning of period	850,778	689,244
Cash and cash equivalents at end of the period	$846,505	$694,128

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

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

Revenue is recognized when control of the goods and services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standards Codification (“ASC”) 606 (“ASC 606”): 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2022 and April 30, 2021, the Company’s investments in cash equivalents consisted of money market funds and commercial paper with initial maturity of less than 90 days for which market prices are readily available and as of January 31, 2022 also included US Treasury and Agency securities with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds as of January 31, 2022 and April 30, 2021 and also includes US Treasury and Agency securities as of April 30, 2021. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and nine months ended January 31, 2022 and 2020, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

As of January 31, 2022 and April 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the nine months ended January 31, 2022, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

consolidated statements of income in general and administrative expenses. During the three months ended January 31, 2022 and the three and nine months ended January 31, 2021, there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of a reporting unit’s goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2022, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of January 31, 2022 and April 30, 2021.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $117.7 million and $332.9 million during the three and nine months ended January 31, 2022, respectively, included in compensation and benefits expense in the consolidated statements of income. The performance-related bonus expense was $68.4 million and $200.4 million during the three and nine months ended January 31, 2021, respectively.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (the“FASB”) issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company adopted this guidance in its fiscal year beginning May 1, 2021 and the Company elected to apply the amendments prospectively through December 12, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards – Not Yet Adopted

In October 2021, the FASB issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022, The amendment should be applied prospectively to business combinations that occur after the effective date. The Company will adopt this guidance in its fiscal year beginning May 1, 2023. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the consolidated financial statements.

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

During the three and nine months ended January 31, 2022, restricted stock awards of 1.2 million and 1.2 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2021, restricted stock awards of 1.5 million and 1.3 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$84,101	$51,319	$234,696	$48,264
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,798	1,377	5,363	1,149
Basic net earnings attributable to common stockholders	82,303	49,942	229,333	47,115
Add: undistributed earnings to nonvested restricted stockholders	1,658	1,232	4,908	714
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,643	1,222	4,856	709
Diluted net earnings attributable to common stockholders	$82,318	$49,952	$229,385	$47,120

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,999	52,596	52,958	53,030
Effect of dilutive securities:
Restricted stock	490	414	573	352
ESPP	6	3	7	14
Diluted weighted-average number of common shares outstanding	53,495	53,013	53,538	53,396

Net earnings per common share:
Basic earnings per share	$1.55	$0.95	$4.33	$0.89
Diluted earnings per share	$1.54	$0.94	$4.28	$0.88

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

The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2022	April 30, 2021
	(in thousands)
Foreign currency translation adjustments	$(64,283)	$(33,666)
Deferred compensation and pension plan adjustments, net of tax	(16,284)	(18,135)
Marketable securities unrealized loss, net of tax	(151)	(19)
Accumulated other comprehensive loss, net	$(80,718)	$(51,820)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)
Unrealized (losses) gains arising during the period	(15,232)	824	(115)	(14,523)
Reclassification of realized net losses to net income	—	335	—	335
Balance as of January 31, 2022	$(64,283)	$(16,284)	$(151)	$(80,718)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(30,617)	839	(133)	(29,911)
Reclassification of realized net losses to net income	—	1,012	1	1,013
Balance as of January 31, 2022	$(64,283)	$(16,284)	$(151)	$(80,718)

(1)

The tax effect on unrealized (losses) gains were $0.3 million for the three and nine months ended January 31, 2022. The tax effect on the reclassifications of realized net losses was $0.1 million and $0.3 million for the three and nine months ended January 31, 2022.

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of October 31, 2020	$(61,426)	$(22,229)	$—	$(83,655)
Unrealized gains (losses) arising during the period	25,083	—	(5)	25,078
Reclassification of realized net losses to net income	—	663	—	663
Balance as of January 31, 2021	$(36,343)	$(21,566)	$(5)	$(57,914)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	47,309	—	(39)	47,270
Reclassification of realized net losses to net income	—	1,988	—	1,988
Balance as of January 31, 2021	$(36,343)	$(21,566)	$(5)	$(57,914)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.7 million for the three and nine months ended January 31, 2021.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Restricted stock	$7,141	$6,880	$21,391	$19,777
ESPP	185	135	584	433
Total stock-based compensation expense	$7,326	$7,015	$21,975	$20,210

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

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

Restricted stock activity during the nine months ended January 31, 2022 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2021	2,370	$34.34
Granted	481	$65.07
Vested	(807)	$43.87
Forfeited/expired	(52)	$34.30
Non-vested, January 31, 2022	1,992	$40.29

As of January 31, 2022, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $11.0 million.

As of January 31, 2022, there was $58.8 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. During the three and nine months ended January 31, 2022, 2,509 shares and 267,316 shares of restricted stock totaling $0.2 million and $18.2 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During three and nine months ended January 31, 2021, 3,695 shares and 168,341 shares of restricted stock totaling $0.2 million and $4.7 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended January 31, 2022 and 2021, employees purchased 48,801 shares at $68.16 and 59,561 shares at $39.15 per share, respectively, under the ESPP. During the nine months ended January 31, 2022 and 2021 employees purchased 103,826 shares at an average price of $66.64 per share and 188,608 shares at an average price of $30.25 per share, respectively. As of January 31, 2022, the ESPP had approximately 0.4 million shares remaining available for future issuance.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

Common Stock

During the three and nine months ended January 31, 2022, the Company repurchased (on the open market or through privately negotiated transactions) 304,500 and 435,581 shares of the Company’s common stock for $22.1 million and $31.5 million, respectively. During the three and nine months ended January 31, 2021, the Company repurchased (on the open market or through privately negotiated transactions) 220,000 shares and 973,451 shares of the Company’s stock for $7.6 million and $30.4 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classifications as of January 31, 2022 and April 30, 2021:

	January 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income taxes and other receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$38,857	$—	$(34)	$38,823	$1,999	$36,824	$—	$—
Corporate notes/bonds	39,951	—	(171)	39,780	—	24,381	15,399	—
U.S. Treasury and Agency Securities	1,500	—	—	1,500	1,500	—	—	—
Total debt investments	$80,308	$—	$(205)	$80,103	$3,499	$61,205	$15,399	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$184,141	$—	$11,905	$172,236	$—
Total equity investments				$184,141	$—	$11,905	$172,236	$—
Cash				$754,823	$754,823	$—	$—	$—
Money market funds				88,183	88,183	—	—	—
Level 2:
Foreign currency forward contracts				1,491	—	—	—	1,491
Total				$1,108,741	$846,505	$73,110	$187,635	$1,491

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

	April 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $175.2 million and $157.3 million as of January 31, 2022 and April 30, 2021, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $25.9 million and $26.5 million as of January 31, 2022 and April 30, 2021, respectively. During the three months ended January 31, 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $7.7 million, which was recorded in other (loss) income, net. During the nine months ended January 31, 2022, the fair value increased; therefore, the Company recognized a gain of $2.4 million, which was recorded in other (loss) income, net. During the three and nine months ended January 31, 2021, the fair value of the investments increased; therefore, the Company recognized a gain of $15.2 million and $27.2 million, respectively, which was recorded in other (loss) income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2022 and April 30, 2021, marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds, and as of April 30, 2021 also includes US Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of January 31, 2022, available-for-sale marketable securities had remaining maturities ranging from one to 22 months. During the three and nine months ended January 31, 2022, there were $18.7 million and $54.7 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2021, there were $16.3 million and $44.7 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2022 and April 30, 2021, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of January 31, 2022 and 2021 were $12.0 million and $22.2 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2022	April 30, 2021
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,753	$822
Derivative liabilities:
Foreign currency forward contracts	$262	$834

As of January 31, 2022, the total notional amounts of the forward contracts purchased and sold were $93.7 million and $45.4 million, respectively. As of April 30, 2021, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $44.9 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and nine months ended January 31, 2022, the Company incurred a loss of $0.3 million and a gain of $0.2 million, respectively, related to forward contracts, which was recorded in general and administrative expenses in the accompanying consolidated statements of income. Foreign currency gains and losses related to forward contracts are offset by foreign currency losses and gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three and nine months ended January 31, 2021, the Company incurred gains of $1.7 million and $1.9 million, respectively, related to forward contracts, which are recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains are offset by foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Service cost	$9,762	$8,218	$28,190	$23,698
Interest cost	1,038	1,047	3,095	3,127
Amortization of actuarial loss	537	997	1,622	2,990
Expected return on plan assets (1)	(387)	(351)	(1,160)	(1,053)
Net periodic service credit amortization	(101)	(101)	(304)	(304)
Net periodic benefit costs (2)	$10,849	$9,810	$31,443	$28,458

(1)	The expected long-term rate of return on plan assets was 6.00% and 6.00% for January 31, 2022 and 2021, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $261.0 million and $241.3 million as of January 31, 2022 and April 30, 2021, respectively, was offset by outstanding policy loans of $79.8 million and $80.0 million in the accompanying consolidated balance sheets as of January 31, 2022 and April 30, 2021, respectively. The CSV value of the underlying COLI investments increased by $1.7 million and $3.9 million during the three and nine months ended January 31, 2022, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investment increased by $4.7 million and $8.6 million during the three and nine months ended January 31, 2021, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

The Company’s ECAP is intended to provide certain employees an opportunity to defer their salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended January 31, 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $7.0 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $7.7 million during the three months ended January 31, 2022, recorded in other (loss) income, net on the consolidated statements of income. During the nine months ended January 31, 2022, deferred compensation liability increased; therefore, the Company recognized compensation expense of $3.1 million. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $2.4 million during the nine months ended January 31, 2022 recorded in other (loss) income, net on the consolidated statements of income. During the three and nine months ended January 31, 2021, deferred compensation liability increased; therefore, the Company recognized compensation expense of $14.5 million and $26.3 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $15.2 million and $27.2 million during the three and nine months ended January 31, 2021, respectively, recorded in other (loss) income, net on the consolidated statements of income (see Note 5—Financial Instruments).

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

The following table outlines the Company’s contract asset and liability balances as of January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021
	(in thousands)
Contract assets-unbilled receivables	$94,794	$82,842
Contract liabilities-deferred revenue	$241,426	$184,610

During the nine months ended January 31, 2022, the Company recognized revenue of $119.6 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of January 31, 2022, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $958.7 million. Of the $958.7 million of remaining performance obligations, the Company expects to recognize approximately $184.5 million in the remainder of fiscal 2022, $442.6 million in fiscal 2023, $213.4 million in fiscal 2024 and the remaining $118.2 million in fiscal 2025 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company’s contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 11—Segments.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$181,016	26.6%	$131,959	27.8%
Life Sciences/Healthcare	126,840	18.6	92,588	19.5
Financial Services	121,459	17.8	84,078	17.7
Technology	124,903	18.4	74,774	15.7
Consumer Goods	97,210	14.3	63,325	13.3
Education/Non-Profit/General	29,313	4.3	28,636	6.0
Fee Revenue	$680,741	100.0%	$475,360	100.0%

	Nine Months Ended January 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$500,078	26.2%	$346,650	27.6%
Life Sciences/Healthcare	370,009	19.4	241,451	19.3
Financial Services	341,099	17.9	232,723	18.5
Technology	323,504	17.0	188,789	15.0
Consumer Goods	271,233	14.2	168,840	13.5
Education/Non-Profit	99,656	5.3	76,443	6.1
Fee Revenue	$1,905,579	100.0%	$1,254,896	100.0%

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

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2021	$29,324
Provision for credit losses	15,029
Write-offs	(9,713)
Recoveries of amounts previously written off	645
Foreign currency translation	(668)
Balance at January 31, 2022	$34,617

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		Balance Sheet Classification
Balance at January 31, 2022	Fair Value	Unrealized Loss	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$32,373	$34	$1,999	$30,374	$—
Corporate notes/bonds	$39,780	$171	$—	$24,381	$15,399

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

	Less Than 12 Months		Balance Sheet Classification
Balance at April 30, 2021	Fair Value	Unrealized Loss	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Commercial paper	$36,378	$7	$5,749	$30,629	$—
Corporate notes/bonds	$26,350	$20	$—	$10,133	$16,217

The unrealized losses on 19 and 18 investments in commercial paper securities and 24 and 15 investments in corporate notes/bonds on January 31, 2022 and April 30, 2021, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

The provision for income tax was an expense of $26.9 million and $77.0 million in the three and nine months ended January 31, 2022, respectively, with an effective tax rate of 24.0% and 24.4%, respectively, compared to an expense of $21.2 million and $25.4 million in the three and nine months ended January 31, 2021, respectively, with an effective tax rate of 29.1% and 34.2%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three and nine months ended January 31, 2021 was affected by the tax expense recorded for withholding taxes on inter-company dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

10. Restructuring Charges, Net

There were no restructuring charges in the three and nine months ended January 31, 2022. On April 20, 2020, in light of the continuing uncertainty in worldwide economic conditions caused by COVID-19 and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the then-current economic environment and to position the Company to invest into its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $0.8 million and $30.7 million in the three and nine months ended January 31, 2021 across all lines of business relating to severance for positions that were eliminated.

Changes in the restructuring liability during the three months ended January 31, 2022, were as follows:

Restructuring Liability
(in thousands)
As of October 31, 2021	$2,673
Reductions for cash payments	(716)
Exchange rate fluctuations	(192)
As of January 31, 2022	$1,765

Changes in the restructuring liability during the nine months ended January 31, 2022, were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2021	$6,985
Reductions for cash payments	(4,654)
Exchange rate fluctuations	(566)
As of January 31, 2022	$1,765

As of January 31, 2022 and April 30, 2021, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.5 million and $0.6 million, respectively, which are included in other long-term liabilities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

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

Financial highlights by reportable segments are as follows:

	Three Months Ended January 31, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$162,889	$90,194	$152,597	$47,509	$31,425	$7,468	$238,999	$188,659	$—	$680,741
Total revenue	$163,824	$90,501	$153,454	$47,666	$31,448	$7,470	$240,038	$190,593	$—	$684,956

Net income attributable to Korn Ferry										$84,101
Net income attributable to noncontrolling interest										956
Other loss, net										7,277
Interest expense, net										7,029
Income tax provision										26,927
Operating income										$126,290
Depreciation and amortization										16,104
Other loss, net										(7,277)
Integration/acquisition costs										3,214
Adjusted EBITDA(1)	$28,556	$28,142	$45,702	$8,080	$9,451	$2,484	$65,717	$44,109	$(28,193)	$138,331

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

	Three Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$136,268	$75,791	$106,002	$35,991	$21,643	$4,468	$168,104	$95,197	$—	$475,360
Total revenue	$136,593	$75,967	$106,325	$36,016	$21,680	$4,468	$168,489	$96,831	$—	$477,880

Net income attributable to Korn Ferry										$51,319
Net income attributable to noncontrolling interest										269
Other income, net										(14,935)
Interest expense, net										7,298
Income tax provision										21,204
Operating income										$65,155
Depreciation and amortization										15,735
Other income, net										14,935
Restructuring charges, net										838
Adjusted EBITDA(1)	$27,515	$27,134	$30,941	$3,918	$6,375	$458	$41,692	$19,630	$(19,308)	$96,663

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes net restructuring charges.
	Nine Months Ended January 31, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$476,260	$259,504	$449,472	$132,690	$88,385	$20,815	$691,362	$478,453	$—	$1,905,579
Total revenue	$478,563	$259,894	$451,836	$133,080	$88,447	$20,821	$694,184	$483,811	$—	$1,916,452

Net income attributable to Korn Ferry										$234,696
Net income attributable to noncontrolling interest										3,090
Other income, net										(2,236)
Interest expense, net										18,820
Income tax provision										76,951
Operating income										$331,321
Depreciation and amortization										47,381
Other income, net										2,236
Integration/acquisition costs										4,298
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA(1)	$85,458	$82,330	$137,939	$23,328	$25,972	$6,204	$193,443	$114,334	$(81,022)	$394,543

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and impairment charges.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

	Nine Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$362,271	$206,807	$266,485	$97,701	$59,702	$12,419	$436,307	$249,511	$—	$1,254,896
Total revenue	$363,234	$207,027	$267,790	$97,925	$59,840	$12,419	$437,974	$254,317	$—	$1,262,552

Net income attributable to Korn Ferry										$48,264
Net income attributable to noncontrolling interest										547
Other income, net										(26,374)
Interest expense, net										21,686
Income tax provision										25,409
Operating income										$69,532
Depreciation and amortization										46,068
Other income, net										26,374
Integration/acquisition costs										737
Restructuring charges, net										30,732
Adjusted EBITDA(1)	$54,282	$58,161	$57,439	$8,445	$11,610	$480	$77,974	$39,453	$(56,427)	$173,443

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and net restructuring charges.

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of January 31, 2022. As of January 31, 2022 and April 30, 2021, the fair value of the Notes was $408.0 million and $416.5 million, respectively, based on borrowing rates required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

Long-term debt, at amortized cost, consisted of the following:

In thousands	January 31, 2022	April 30, 2021
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(4,697)	(5,206)
Long-term borrowings, net of unamortized discount and debt issuance costs	$395,303	$394,794

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”), is no greater than 4.25 to 1.00, and pro forma liquidity is at least $50.0 million.

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

As of January 31, 2022 and April 30, 2021, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $2.6 million and $3.3 million as of January 31, 2022 and April 30, 2021, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of January 31, 2022, the Company was in compliance with its debt covenants.

The Company had a total of $645.3 million and $646.0 million available under the Revolver after $4.7 million and $4.0 million of standby letters of credit have been issued as of January 31, 2022 and April 30, 2021, respectively. The Company had a total of $10.3 million and $11.0 million of standby letters with other financial institutions as of January 31, 2022 and April 30, 2021, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

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

Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to 11 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to six years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

During the nine months ended January 31, 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $7.4 million recorded in the consolidated statements of income. On November 1, 2021 the Company acquired Lucas Group and as a result recognized ROU assets of $3.8 million with a corresponding liability of $9.4 million. The ROU asset was adjusted to reflect unfavorable lease terms when compared with current market rates.

The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost
Amortization of ROU assets	$248	$296	$785	$951
Interest on lease liabilities	19	29	64	90
	267	325	849	1,041
Operating lease cost	13,013	14,199	40,288	42,209
Short-term lease cost	279	113	761	325
Variable lease cost	2,820	3,157	7,919	8,349
Lease impairment cost	—	—	7,392	—
Sublease income	(283)	(186)	(742)	(461)
Total lease cost	$16,096	$17,608	$56,467	$51,463

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,246	$51,456
Financing cash flows from finance leases	$860	$1,024

ROU assets obtained in exchange for lease obligations:
Operating leases	$22,662	$11,322
Finance leases	$916	$497

Supplemental balance sheet information related to leases was as follows:

	January 31, 2022	April 30, 2021
	(in thousands)
Finance Leases:

Property and equipment, at cost	$5,051	$4,801
Accumulated depreciation	(2,738)	(2,590)
Property and equipment, net	$2,313	$2,211

Other accrued liabilities	$935	$1,010
Other liabilities	1,393	1,301
Total finance lease liabilities	$2,328	$2,311

Weighted average remaining lease terms:
Operating leases	5.0 years	5.0 years
Finance leases	3.2 years	2.7 years

Weighted average discount rate:
Operating leases	4.5%	4.8%
Finance leases	3.4%	4.2%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2022 (continued)

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2022 (excluding the nine months ended January 31, 2022)	$14,207	$267
2023	51,954	920
2024	43,171	596
2025	36,077	367
2026	33,376	194
Thereafter	32,592	100
Total lease payments	211,377	2,444
Less: imputed interest	22,445	116
Total	$188,932	$2,328

14. Acquisitions

On November 1, 2021, the Company completed its acquisition of Lucas Group for $90.9 million, net of cash acquired.

Lucas Group contributes a substantial professional search and contracting expertise that is expected to enhance the Company’s search portfolio. Lucas Group is a professional search and contract staffing firm, targeting middle market businesses. The addition of Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search, RPO, and Professional Search – is expected to accelerate Korn Ferry’s ability to capture additional share of this significant market. Lucas Group is included in the RPO & Professional Search segment. Actual results of operations of Lucas Group are included in the Company’s consolidated financial statements from November 1, 2021, the effective date of the acquisition.

The following table provides a summary of the net assets acquired:

(in thousands)
Current assets (1)	$25,138
Long-term assets	7,787
Intangible assets (2)	11,600
Current liabilities	14,765
Long-term liabilities	15,713
Net assets acquired	14,047
Purchase price	90,860
Goodwill	$76,813

(1)	Included in current assets is acquired receivables in the amount of $13.8 million.
(2)

Acquisition-related intangible assets acquired in connection with the acquisition consists of customer relationships and tradenames of $10.4 million, and $1.2 million, respectively, with weighted-average useful lives from the date of purchase of seven years, and two years, respectively.

The aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of January 31, 2022, these allocations remain preliminary with regard to income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances become available, not to exceed 12 months.

15. Subsequent Event

Quarterly Dividend Declaration

On March 8, 2022, the Board of Directors of the Company declared a cash dividend of $0.12 per share with a payment date of April 14, 2022 to holders of the Company’s common stock of record at the close of business on March 28, 2022. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

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

The Impact of COVID-19

In March 2020, COVID-19 was reported to have spread to over 100 countries, territories or areas, worldwide, and in the fourth quarter of fiscal 2020, the World Health Organization declared it a pandemic. The negative business impact from the pandemic was felt throughout all the geographical areas in which we do business during the first quarter of fiscal 2021. Governments and companies implemented social distancing - limiting either travel or in person individual or group face-to-face interaction as well as working from home to adhere to stay at home orders from national, state and city governments. Such restrictions initially impacted our ability to provide our products and services to our clients with such impact lessening in the second, third and fourth quarters of fiscal 2021 as the world learned to work in different ways. Starting in the fourth quarter of fiscal 2020 and continuing in the first quarter of fiscal 2021, the outbreak restricted the level of economic activity in the areas in which we operate and had an adverse impact on demand for and sales of our products and services. As a result of this, we initiated a plan in April 2020 that was intended to adjust our cost base to the economic environment at that time and to position us to invest in the recovery. This plan resulted in restructuring charges of $0.8 million and $30.7 million associated with severance during the three and nine months ended January 31, 2021, respectively. During the last five quarters, the Company’s business conditions improved substantially from where it was in the second and first quarters of fiscal 2021 as demand has increased driven by the relevance of the Company’s solutions in helping businesses solve their organizational and human capital issues.

Performance Highlights

On November 1, 2021, we completed the acquisition of Lucas Group for $90.9 million, net of cash acquired. Lucas Group contributes a substantial professional search and contracting expertise that is expected to enhance our search portfolio. Lucas Group is a professional search and contracting staffing firm, targeting middle market businesses. The addition of Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search, Recruitment Process Outsourcing, and Professional Search – is expected to accelerate our ability to capture additional share of this significant market. Lucas Group is included in the RPO & Professional Search segment.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). For the three months ended January 31, 2022, Adjusted EBITDA excludes $3.2 million of integration/acquisition costs. For the nine months ended January 31, 2022, Adjusted EBITDA excluded a $7.4 million impairment of right-of-use assets, $4.3 million of integration/acquisition costs and $1.9 million impairment of fixed assets.

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

Fee revenue was $680.7 million during the three months ended January 31, 2022, an increase of $205.3 million, or 43%, compared to $475.4 million in the three months ended January 31, 2021, with increases in fee revenue across all lines of business primarily due to the relevance of the Company’s solutions. Exchange rates unfavorably impacted fee revenue by $8.1 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended January 31, 2022 was $84.1 million, an increase of $32.8 million as compared to net income attributable to Korn Ferry of $51.3 million in the year-ago quarter. Adjusted EBITDA in the three months ended January 31, 2022 was $138.3 million, an increase of $41.6 million as compared to $96.7 million in the year-ago quarter. During the three months ended January 31, 2022, the Executive Search, RPO & Professional Search, Consulting, and Digital lines of business contributed $65.7 million, $44.1 million, $28.6 million and $28.1 million, respectively, to Adjusted EBITDA, which was offset by Corporate expenses net of other income of $28.2 million.

Our cash, cash equivalents and marketable securities increased by $10.2 million to $1,107.3 million at January 31, 2022, compared to $1,097.1 million at April 30, 2021. This increase was primarily due to an inflow of cash from operations, partially offset by cash used for the acquisition of Lucas Group, annual bonuses earned in fiscal 2021 and paid during the first quarter of fiscal 2022, retention payments, capital expenditures, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), dividends paid to stockholders and stock repurchases made during the nine months ended January 31, 2022. As of January 31, 2022, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $164.0 million and a fair value of $184.1 million. Our vested obligations for which these assets were held in trust totaled $175.2 million as of January 31, 2022 and our unvested obligations totaled $25.9 million.

Our working capital increased by $79.5 million to $816.6 million as of January 31, 2022, as compared to $737.1 million at April 30, 2021. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had $645.3 million and $646.0 million available for borrowing under our Revolver (as defined herein) at January 31, 2022 and April 30, 2021, respectively. As of January 31, 2022 and April 30, 2021, there were $4.7 million and $4.0 million of standby letters of credit issued, respectively, under our long-term debt arrangements. We had a total of $10.3 million and $11.0 million of standby letters of credit with other financial institutions as of January 31, 2022 and April 30, 2021, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.6	0.5	0.6	0.6
Total revenue	100.6	100.5	100.6	100.6
Compensation and benefits	65.5	68.6	66.8	73.1
General and administrative expenses	8.9	9.9	9.2	11.2
Reimbursed expenses	0.6	0.5	0.6	0.6
Cost of services	4.7	4.2	4.1	4.0
Depreciation and amortization	2.4	3.3	2.5	3.7
Restructuring charges, net	—	0.2	—	2.4
Operating income	18.6	13.7	17.4	5.5
Net income	12.5%	10.9%	12.5%	3.9%
Net income attributable to Korn Ferry	12.4%	10.8%	12.3%	3.8%

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2022		2021		2022		2021
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$162,889	23.9%	$136,268	28.7%	$476,260	25.0%	$362,271	28.9%
Digital	90,194	13.3	75,791	15.9	259,504	13.6	206,807	16.5
Executive Search:
North America	152,597	22.4	106,002	22.3	449,472	23.6	266,485	21.2
EMEA	47,509	7.0	35,991	7.6	132,690	7.0	97,701	7.8
Asia Pacific	31,425	4.6	21,643	4.6	88,385	4.6	59,702	4.8
Latin America	7,468	1.1	4,468	0.9	20,815	1.1	12,419	1.0
Total Executive Search	238,999	35.1	168,104	35.4	691,362	36.3	436,307	34.8
RPO & Professional Search	188,659	27.7	95,197	20.0	478,453	25.1	249,511	19.9
Total fee revenue	680,741	100.0%	475,360	100.0%	1,905,579	100.0%	1,254,896	100.0%
Reimbursed out-of-pocket engagement expense	4,215		2,520		10,873		7,656
Total revenue	$684,956		$477,880		$1,916,452		$1,262,552

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

	Three Months Ended January 31, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$162,889	$90,194	$152,597	$47,509	$31,425	$7,468	$238,999	$188,659	$—	$680,741
Total revenue	$163,824	$90,501	$153,454	$47,666	$31,448	$7,470	$240,038	$190,593	$—	$684,956

Net income attributable to Korn Ferry										$84,101
Net income attributable to noncontrolling interest										956
Other loss, net										7,277
Interest expense, net										7,029
Income tax provision										26,927
Operating income										$126,290
Depreciation and amortization										16,104
Other loss, net										(7,277)
Integration/acquisition costs										3,214
Adjusted EBITDA	$28,556	$28,142	$45,702	$8,080	$9,451	$2,484	$65,717	$44,109	$(28,193)	$138,331
Adjusted EBITDA margin	17.5%	31.2%	29.9%	17.0%	30.1%	33.3%	27.5%	23.4%		20.3%

	Three Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$136,268	$75,791	$106,002	$35,991	$21,643	$4,468	$168,104	$95,197	$—	$475,360
Total revenue	$136,593	$75,967	$106,325	$36,016	$21,680	$4,468	$168,489	$96,831	$—	$477,880

Net income attributable to Korn Ferry										$51,319
Net income attributable to noncontrolling interest										269
Other income, net										(14,935)
Interest expense, net										7,298
Income tax provision										21,204
Operating income										$65,155
Depreciation and amortization										15,735
Other income, net										14,935
Restructuring charges, net										838
Adjusted EBITDA	$27,515	$27,134	$30,941	$3,918	$6,375	$458	$41,692	$19,630	$(19,308)	$96,663
Adjusted EBITDA margin	20.2%	35.8%	29.2%	10.9%	29.5%	10.3%	24.8%	20.6%		20.3%

	Nine Months Ended January 31, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$476,260	$259,504	$449,472	$132,690	$88,385	$20,815	$691,362	$478,453	$—	$1,905,579
Total revenue	$478,563	$259,894	$451,836	$133,080	$88,447	$20,821	$694,184	$483,811	$—	$1,916,452

Net income attributable to Korn Ferry										$234,696
Net income attributable to noncontrolling interest										3,090
Other income, net										(2,236)
Interest expense, net										18,820
Income tax provision										76,951
Operating income										$331,321
Depreciation and amortization										47,381
Other income, net										2,236
Integration/acquisition costs										4,298
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA	$85,458	$82,330	$137,939	$23,328	$25,972	$6,204	$193,443	$114,334	$(81,022)	$394,543
Adjusted EBITDA margin	17.9%	31.7%	30.7%	17.6%	29.4%	29.8%	28.0%	23.9%		20.7%

	Nine Months Ended January 31, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$362,271	$206,807	$266,485	$97,701	$59,702	$12,419	$436,307	$249,511	$—	$1,254,896
Total revenue	$363,234	$207,027	$267,790	$97,925	$59,840	$12,419	$437,974	$254,317	$—	$1,262,552

Net income attributable to Korn Ferry										$48,264
Net income attributable to noncontrolling interest										547
Other income, net										(26,374)
Interest expense, net										21,686
Income tax provision										25,409
Operating income										$69,532
Depreciation and amortization										46,068
Other income, net										26,374
Integration/acquisition costs										737
Restructuring charges, net										30,732
Adjusted EBITDA	$54,282	$58,161	$57,439	$8,445	$11,610	$480	$77,974	$39,453	$(56,427)	$173,443
Adjusted EBITDA margin	15.0%	28.1%	21.6%	8.6%	19.4%	3.9%	17.9%	15.8%		13.8%

Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Fee Revenue

Fee Revenue. Fee revenue increased by $205.3 million, or 43%, to $680.7 million in the three months ended January 31, 2022 compared to $475.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $8.1 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. The higher fee revenue was attributable to increases in all lines of business primarily due to an increase in new business in the quarter driven by the increased relevance of the Company’s solutions.

Consulting. Consulting reported fee revenue of $162.9 million, an increase of $26.6 million, or 20%, in the three months ended January 31, 2022 compared to $136.3 million in the year-ago quarter. The increase in fee revenue continues to be driven by a significant number of client workforce transformation initiatives including diversity, equity & inclusion (“DE&I”) and environmental and social governance ("ESG”), delivered through our Organization Strategy, Assessment, and Leadership Development solutions. In addition, Total Rewards has increased compared to the year-ago quarter as clients address compensation and retention issues associated with labor market dislocation in the current environment and pay governance issues. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $90.2 million, an increase of $14.4 million, or 19%, in the three months ended January 31, 2022 compared to $75.8 million in the year-ago quarter. The increase in fee revenue was primarily due to growth in Total Rewards and Assessment and Succession as companies deal with elevated levels of attrition due to dislocation in the labor markets and Professional Development around sales effectiveness as companies reassess their commercial models in a post-COVID world. Exchange rates unfavorably impacted fee revenue by $2.0 million, or 3%, in the three months ended January 31, 2022 compared to the year-ago quarter.

Executive Search North America. Executive Search North America reported fee revenue of $152.6 million, an increase of $46.6 million, or 44%, in the three months ended January 31, 2022 compared to $106.0 million in the year-ago quarter. North America’s fee revenue was higher due to a 41% increase in the number of engagements billed and a 2% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2022 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $47.5 million, an increase of $11.5 million, or 32%, in the three months ended January 31, 2022 compared to $36.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.2 million, or 3%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 19% increase in the number of engagements billed and a 15% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2022 compared to the year-ago quarter. Performance in the United Kingdom, France, Switzerland and Belgium were the primary contributors to the increase in fee revenue in the three months ended January 31, 2022 compared to the year-ago quarter.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $31.4 million, an increase of $9.8 million, or 45%, in the three months ended January 31, 2022 compared to $21.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 25% increase in the number of engagements billed and an 18% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2022 compared to the year-ago quarter. The performance in Australia, China, Singapore and India were the primary contributors to the increase in fee revenue in the three months ended January 31, 2022 compared to the year-ago quarter.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.5 million, an increase of $3.0 million, or 67%, in the three months ended January 31, 2022 compared to $4.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 4%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 62% increase in the number of engagements billed and a 9% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Mexico, Brazil and Chile in the three months ended January 31, 2022 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $188.7 million, an increase of $93.5 million, or 98%, in the three months ended January 31, 2022 compared to $95.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 1%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Professional Search of $54.0 million and RPO of $39.5 million due to wider adoption of RPO services in the market compared to the year-ago quarter. The increase in Professional Search was due to a 90% increase in engagements billed and 31% increase in the weighted-average fees billed per engagement during the three months ended January 31, 2022 compared to the year-ago quarter, which was partially due to the acquisition of Lucas Group that took place on November 1, 2021, whose business was integrated into the reportable segments during the quarter.

Compensation and Benefits

Compensation and benefits expense increased by $119.6 million, or 37%, to $445.9 million in the three months ended January 31, 2022 from $326.3 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $4.3 million, or 1%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes and performance related bonus expense due to the increase in fee revenue and an increase in headcount.  Also contributing to the higher compensation and benefit expense was an increase in commission expense due to the acquisition of Lucas Group, partially offset by a decrease in the amounts owed under certain deferred compensation and retirement plans driven by decreases in the fair market value of the participants’ accounts in the three months ended January 31, 2022 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended January 31, 2022 from 69% in the year-ago quarter.

Consulting compensation and benefits expense increased by $24.6 million, or 28%, to $113.8 million in the three months ended January 31, 2022 from $89.2 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.6 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes and performance-related bonus expense due to the increase in the segment’s fee revenue and headcount in the three months ended January 31, 2022 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the three months ended January 31, 2022 from 65% in the year-ago quarter.

Digital compensation and benefits expense increased by $12.5 million, or 37%, to $46.4 million in the three months ended January 31, 2022 from $33.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.7 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to higher performance-related bonus expense and salaries and related payroll taxes in the three months ended January 31, 2022 compared to the year-ago quarter as a result of the increase in the segment’s fee revenue. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 51% in the three months ended January 31, 2022 from 45% in the year-ago quarter.

Executive Search North America compensation and benefits expense increased by $10.0 million, or 12%, to $90.8 million in the three months ended January 31, 2022 compared to $80.8 million in the year-ago quarter. The change was due to increases in performance-related bonus expense and salaries and related payroll taxes as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount in the three months ended January 31, 2022 compared to the year-ago quarter. The increase was partially offset by a decrease in the amounts owed under certain deferred compensation and retirement plans driven by decreases in the fair market value of the participants’ accounts in the three months ended January 31, 2022 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 60% in the three months ended January 31, 2022 from 76% in the year-ago quarter.

Executive Search EMEA compensation and benefits expense increased by $7.4 million, or 27%, to $35.2 million in the three months ended January 31, 2022 compared to $27.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.8 million, or 3%, in the three months ended January 31, 2022 compared to the year-ago quarter. The change was due to increases in performance-related bonus expense and salaries and related payroll taxes as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount in the three months ended January 31, 2022 compared to the year-ago quarter. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 74% in the three months ended January 31, 2022 from 77% in the year-ago quarter.

Executive Search Asia Pacific compensation and benefits expense increased by $5.5 million, or 41%, to $18.8 million in the three months ended January 31, 2022 compared to $13.3 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.2 million, or 2%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to higher performance-related bonus expense and salaries and related payroll taxes in the three months ended January 31, 2022 compared to the year-ago quarter as a result of the segment’s fee revenue growth, combined with an increase in overall profitability and headcount. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 60% in the three months ended January 31, 2022 from 62% in the year-ago quarter.

Executive Search Latin America compensation and benefits expense increased by $0.7 million, or 20%, to $4.2 million in the three months ended January 31, 2022 compared to $3.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.2 million, or 6%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to higher performance-related bonus expense and salaries and related payroll taxes in the three months ended January 31, 2022 compared to the year-ago quarter as a result of the segment’s fee revenue growth. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 57% in the three months ended January 31, 2022 from 79% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased by $54.9 million, or 82%, to $121.8 million in the three months ended January 31, 2022 from $66.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.9 million, or 1%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes and commission expense due to increases in fee revenue combined with an increase in overall profitability and headcount, and the acquisition of Lucas Group. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended January 31, 2022 from 70% in the year-ago quarter.

Corporate compensation and benefits expense increased by $3.8 million, or 35%, to $14.7 million in the three months ended January 31, 2022 from $10.9 million in the year-ago quarter. The increase was due to a change in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) as a result of lower death benefits recognized in in the three months ended January 31, 2022 compared to the year-ago quarter. The rest of the change was due to higher salaries and related payroll taxes due to an increase in consolidated fee revenue and headcount in the three months ended January 31, 2022 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased by $13.5 million, or 29%, to $60.8 million in the three months ended January 31, 2022 from $47.3 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.2 million, or 3%, in the three months ended January 31, 2022 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to the acquisition of Lucas Group that closed on November 1, 2021 along with the associated integration and acquisition costs and higher marketing and business development expenses which contributed to the increase in fee revenue and new business in the quarter. General and administrative expenses, as a percentage of fee revenue, were 9% in the three months ended January 31, 2022 compared to 10% in the year-ago quarter.

Consulting general and administrative expenses decreased by $0.6 million, or 5% to $11.9 million in the three months ended January 31, 2022 from $12.5 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in foreign exchange losses recognized in the three months ended January 31, 2022 compared to the year-ago quarter. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 7% in the three months ended January 31, 2022 from 9% in the year-ago quarter.

Digital general and administrative expenses were $7.6 million in the three months ended January 31, 2022 compared to $7.2 million in the year-ago quarter, an increase of $0.4 million, or 6%. The increase in general and administrative expenses was primarily due higher marketing expenses in the three months ended January 31, 2022 compared to the year-ago quarter. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended January 31, 2022 from 10% in the year-ago quarter.

Executive Search North America general and administrative expenses increased by $2.1 million, or 36% to $8.0 million in the three months ended January 31, 2022 from $5.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in business development expenses as a result of the growth in fee revenue and the impact of foreign currency with foreign exchange losses recognized in the three months ended January 31, 2022 compared to foreign currency gains in the year-ago quarter. Executive Search North America general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended January 31, 2022 from 6% in the year-ago quarter.

Executive Search EMEA general and administrative expenses were $4.2 million in the three months ended January 31, 2022 compared to $4.3 million in the year-ago quarter, essentially flat. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended January 31, 2022 from 12% in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses increased by $0.8 million, or 38%, to $2.9 million in the three months ended January 31, 2022 from $2.1 million in the year-ago quarter. The increase was due to higher bad debt expense in the three months ended January 31, 2022 compared to the year-ago quarter. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended January 31, 2022 from 10% in the year-ago quarter.

Executive Search Latin America general and administrative expenses increased by $0.3 million, or 60% to $0.8 million in the three months ended January 31, 2022 from $0.5 million in the year-ago quarter. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, were 11% for both the three months ended January 31, 2022 and 2021.

RPO & Professional Search general and administrative expenses increased by $4.4 million, or 72%, to $10.5 million in the three months ended January 31, 2022 compared to $6.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to the acquisition of Lucas Group that closed on November 1, 2021 and associated integration and acquisition costs. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 6% for both the three months ended January 31, 2022 and 2021.

Corporate general and administrative expenses increased by $6.1 million, or 71%, to $14.7 million in the three months ended January 31, 2022 compared to $8.6 million in the year-ago quarter. The increase was primarily due to higher marketing expenses and integration and acquisition costs incurred with the acquisition of Lucas Group that closed on November 1, 2021.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $11.7 million, or 59%, to $31.7 million in the three months ended January 31, 2022 compared to $20.0 million in the year-ago quarter. The increase was primarily due to the acquisition of Lucas Group and the higher fee revenue in the three months ended January 31, 2022 compared to year-ago quarter. Cost of services expense, as a percentage of fee revenue, increased to 5% in the three months ended January 31, 2022 from 4% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $16.1 million, an increase of $0.4 million, or 3%, in the three months ended January 31, 2022 compared to $15.7 million in the year-ago quarter. The increase was primarily due to the acquisition of Lucas Group which closed on November 1, 2021.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in the first quarter of fiscal 2021 and adjusted the previously recorded restructuring accruals in the third quarter of fiscal 2021, and this resulted in restructuring charges, net of $0.8 million of severance costs during the year-ago quarter. There were no restructuring charges, net during the three months ended January 31, 2022.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $32.8 million, or 64%, to $84.1 million in the three months ended January 31, 2022, as compared to $51.3 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, partially offset by an increase in compensation and benefits expense associated with the higher levels of business demand and an increase in cost of services expense primarily due to Lucas Group acquisition that closed on November 1, 2021. Also impacting Net Income attributable to Korn Ferry was an increase in income tax provision and general and administrative expenses due to the acquisition of Lucas Group along with the associated integration and acquisition costs and higher marketing and business development expenses. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 12% and 11% in the three months ended January 31, 2022 and 2021, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $41.6 million, or 43%, to $138.3 million in the three months ended January 31, 2022 as compared to $96.7 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs) as well as the change to other loss, net in the three months ended January 31, 2022 compared to other income, net in the year-ago quarter. Adjusted EBITDA, as a percentage of fee revenue, was 20% in both the three months ended January 31, 2022 and 2021.

Consulting Adjusted EBITDA was $28.6 million in the three months ended January 31, 2022, an increase of $1.1 million, or 4%, as compared to $27.5 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment. These changes were partially offset by an increase in compensation and benefits expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 20% in the three months ended January 31, 2022 and 2021, respectively.

Digital Adjusted EBITDA was $28.1 million in the three months ended January 31, 2022, an increase of $1.0 million, or 4%, as compared to $27.1 million in the year-ago quarter. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue in the segment. These changes were partially offset by increases in compensation and benefits expense during the three months ended January 31, 2022 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 36% in the three months ended January 31, 2022 and 2021, respectively.

Executive Search North America Adjusted EBITDA increased by $14.8 million, or 48%, to $45.7 million in the three months ended January 31, 2022 compared to $30.9 million in the year-ago quarter. The increase was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 30% and 29% in the three months ended January 31, 2022 and 2021, respectively.

Executive Search EMEA Adjusted EBITDA increased by $4.2 million, or 108%, to $8.1 million in the three months ended January 31, 2022 compared to $3.9 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% and 11% in the three months ended January 31, 2022 and 2021, respectively.

Executive Search Asia Pacific Adjusted EBITDA increased by $3.1 million, or 48%, to $9.5 million in the three months ended January 31, 2022 compared to $6.4 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 30% and 29% in the three months ended January 31, 2022 and 2021, respectively.

Executive Search Latin America Adjusted EBITDA increased by $2.0 million, or 400%, to $2.5 million in the three months ended January 31, 2022 compared to $0.5 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 33% and 10% in the three months ended January 31, 2022 and 2021, respectively.

RPO & Professional Search Adjusted EBITDA was $44.1 million in the three months ended January 31, 2022, an increase of $24.5 million, or 125%, as compared to $19.6 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense (excluding integration and acquisition costs), cost of services expense, and general and administrative expenses (excluding integration and acquisition costs). RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 23% and 21% in the three months ended January 31, 2022 and 2021, respectively.

Other (Loss) Income, Net

Other loss, net was $7.3 million in the three months ended January 31, 2022 compared to other income, net of $14.9 million in the year-ago quarter. The difference was primarily due to losses from the fair value of our marketable securities during the three months ended January 31, 2022 compared to gains in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019 and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.0 million in the three months ended January 31, 2022 compared to $7.3 million in the year-ago quarter. Interest expense, net decreased due to lower interest expense on borrowings under our COLI policies in the three months ended January 31, 2022 due to the lower amount of borrowings outstanding.

Income Tax Provision

The provision for income tax was $26.9 million in the three months ended January 31, 2022, compared to $21.2 million in the year-ago quarter. This reflects a 24.0% and 29.1% effective tax rate for the three months ended January 31, 2022 and 2021, respectively. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three months ended January 31, 2021, was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for tax credit.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest for the three months ended January 31, 2022 was $1.0 million, as compared to $0.3 million in the three months ended January 31, 2021.

Nine Months Ended January 31, 2022 Compared to Nine Months Ended January 31, 2021

Fee Revenue

Fee Revenue. Fee revenue increased by $650.7 million, or 52%, to $1,905.6 million in the nine months ended January 31, 2022 compared to $1,254.9 million in the year-ago period. Exchange rates favorably impacted fee revenue by $9.5 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The higher fee revenue was attributable to increases in all lines of business, primarily driven by the increased relevance of the Company’s solutions. Further, COVID-19 adversely impacted the Company on a worldwide basis in the year-ago period.

Consulting. Consulting reported fee revenue of $476.3 million, an increase of $114.0 million, or 31%, in the nine months ended January 31, 2022 compared to $362.3 million in the year-ago period. The increase in fee revenue was driven by a significant number of client workforce transformation initiatives including DE&I and ESG, delivered through our Organization Strategy, Assessment, and Leadership Development solutions. In addition, Total Rewards has increased compared to the year-ago period as clients address compensation and retention issues associated with labor market dislocation in the current environment and pay governance issues. Further, COVID-19 negatively impacted the Company on a worldwide basis in the year-ago period. Exchange rates favorably impacted fee revenue by $1.4 million, in the nine months ended January 31, 2022 compared to the year-ago period.

Digital. Digital reported fee revenue of $259.5 million, an increase of $52.7 million, or 25%, in the nine months ended January 31, 2022 compared to $206.8 million in the year-ago period. The increase in fee revenue was primarily due to growth in Leadership and Professional Development and Assessment and Succession products as companies deal with elevated levels of attrition due to dislocation in the labor markets and Professional Development around sales effectiveness as companies reassess their commercial models in a potentially post-COVID world. Exchange rates favorably impacted fee revenue by $0.8 million, in the nine months ended January 31, 2022 compared to the year-ago period.

Executive Search North America. Executive Search North America reported fee revenue of $449.5 million, an increase of $183.0 million, or 69%, in the nine months ended January 31, 2022 compared to $266.5 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.3 million in the nine months ended January 31, 2022 compared to the year-ago period. North America’s fee revenue was higher due to a 52% increase in the number of engagements billed and a 10% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2022 compared to the year-ago period.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $132.7 million, an increase of $35.0 million, or 36%, in the nine months ended January 31, 2022 compared to $97.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.9 million, or 2%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in fee revenue was due to an 18% increase in the number of engagements billed and a 13% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2022 compared to the year-ago period. Performance in the United Kingdom, France and United Arab Emirates were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2022 compared to the year-ago period.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $88.4 million, an increase of $28.7 million, or 48%, in the nine months ended January 31, 2022 compared to $59.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.2 million, or 2%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in fee revenue was due to a 31% increase in the number of engagements billed and an 11% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2022 compared to the year-ago period. The performance in Australia, India, Singapore and China were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2022 compared to the year-ago period.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $20.8 million, an increase of $8.4 million, or 68%, in the nine months ended January 31, 2022 compared to $12.4 million in the year-ago period. Exchange rates favorably impacted fee revenue by $0.1 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in fee revenue was due to a 46% increase in the number of engagements billed and a 14% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2022 compared to the year-ago period. The increase in fee revenue was due to higher fee revenue in Mexico, Brazil, Chile and Colombia in the nine months ended January 31, 2022 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $478.5 million, an increase of $229.0 million, or 92%, in the nine months ended January 31, 2022 compared to $249.5 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.9 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in fee revenue was due to higher fee revenue in RPO of $121.8 million and Professional Search of $107.2 million due to wider adoption of RPO services in the market while the increase in Professional Search is due to a 79% increase in engagements billed and 25% increase in the weighted-average fees billed per engagement in the nine months ended January 31, 2022 compared to the year-ago period. The increase in Professional Search was also due to the acquisition of Lucas Group that took place on November 1, 2021.

Compensation and Benefits

Compensation and benefits expense increased $356.2 million, or 39%, to $1,273.7 million in the nine months ended January 31, 2022 from $917.5 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $7.4 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes, performance-related bonus expense, amortization of long-term incentive awards, employer insurance and the use of outside contractors due to the increase in fee revenue combined with increases in overall profitability and average headcount. Also contributing to higher compensation and benefit expense was an increase in commission expense due to the acquisition of Lucas Group in the nine months ended January 31, 2022 compared to the year-ago period. Compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in the nine months ended January 31, 2022 from 73% in the year-ago period.

Consulting compensation and benefits expense increased by $76.4 million, or 30%, to $330.5 million in the nine months ended January 31, 2022 from $254.1 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.5 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes, performance-related bonus expense, employer insurance, amortization of long-term incentive awards and the use of outside contractors due to the increase in fee revenue combined with increases in overall profitability and average headcount in the nine months ended January 31, 2022 compared to the year-ago period. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in the nine months ended January 31, 2022 from 70% in the year-ago period.

Digital compensation and benefits expense increased by $24.8 million, or 23%, to $133.6 million in the nine months ended January 31, 2022 from $108.8 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.0 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in performance-related bonus expense, salaries and related payroll taxes and commission expenses in the nine months ended January 31, 2022 compared to the year-ago period as a result of an increase in fee revenue. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in the nine months ended January 31, 2022 from 53% in the year-ago period.

Executive Search North America compensation and benefits expense increased by $76.9 million, or 37%, to $286.2 million in the nine months ended January 31, 2022 compared to $209.3 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.7 million, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in performance-related bonus expense, and salaries and related payroll taxes due to the increase in fee revenue combined with increases in overall profitability and average headcount in the nine months ended January 31, 2022 compared to the year-ago period. The increase in compensation and benefit expense was partially offset by a decrease in the amounts owed under certain deferred compensation and retirement plans due to a decrease in the fair market value of the participants’ accounts in the nine months ended January 31, 2022 compared to the year-ago period. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in the nine months ended January 31, 2022 from 79% in the year-ago period.

Executive Search EMEA compensation and benefits expense increased by $19.3 million, or 25%, to $96.5 million in the nine months ended January 31, 2022 compared to $77.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.4 million, or 2%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes and performance-related bonus expense in the nine months ended January 31, 2022 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 73% in the nine months ended January 31, 2022 from 79% in the year-ago period.

Executive Search Asia Pacific compensation and benefits expense increased by $12.0 million, or 28%, to $54.3 million in the nine months ended January 31, 2022 compared to $42.3 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.8 million, or 2%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase was due to increases in performance-related bonus expense and salaries and related payroll taxes in the nine months ended January 31, 2022 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 61% in the nine months ended January 31, 2022 from 71% in the year-ago period.

Executive Search Latin America compensation and benefits expense increased by $2.9 million, or 28%, to $13.3 million in the nine months ended January 31, 2022 compared to $10.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.2 million, or 2%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase was due to higher performance-related bonus expense and an increase in salaries and related payroll taxes in the nine months ended January 31, 2022 compared to the year-ago period due to an increase in fee revenue combined with an increase in overall profitability. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in the nine months ended January 31, 2022 from 84% in the year-ago period.

RPO & Professional Search compensation and benefits expense increased by $130.1 million, or 71%, to $314.5 million in the nine months ended January 31, 2022 from $184.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.9 million, or 1%, in the nine months ended January 31, 2022 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes, performance-related bonus expense, an increase in the use of outside contractors and employer insurance due to the increase in fee revenue combined with increases in overall profitability and average headcount in the nine months ended January 31, 2022 compared to the year-ago period. Also contributing to the increase in compensation and benefits expense was an increase in commission expense driven by the acquisition of Lucas Group. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in the nine months ended January 31, 2022 from 74% in the year-ago period.

Corporate compensation and benefits expense increased by $13.7 million, or 44%, to $44.9 million in the nine months ended January 31, 2022 from $31.2 million in the year-ago period. The increase was due to higher salaries and related payroll taxes and performance-related bonus expense due to an increase in consolidated fee revenue, combined with increases in overall profitability and average headcount in the nine months ended January 31, 2022 compared to the year-ago period. Also contributing to the increase in compensation and benefit was due to the change in CSV of COLI as a result of lower death benefits recognized in the nine months ended January 31, 2022 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $34.3 million, or 24%, to $175.1 million in the nine months ended January 31, 2022 from $140.8 million in the year-ago period. Exchange rates unfavorably impacted general and administrative expenses by $0.7 million, in the nine months ended January 31, 2022 compared to the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint and integration and acquisition costs incurred with the acquisition of Lucas Group that closed on November 1, 2021. In addition, the Company incurred higher marketing and business development expenses, which contributed to the increase in fee revenue and new business in the nine months ended January 31, 2022, as well as increased legal and other professional fees and premise and office expense. General and administrative expenses, as a percentage of fee revenue, were 9% in the nine months ended January 31, 2022 as compared to 11% in the nine months ended January 31, 2021.

Consulting general and administrative expenses increased by $1.7 million, or 5% to $38.5 million in the nine months ended January 31, 2022 from $36.8 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the nine months ended January 31, 2022. Consulting general and administrative expenses, as a percentage of fee revenue, were 8% in the nine months ended January 31, 2022 as compared to 10% in the nine months ended January 31, 2021.

Digital general and administrative expenses were $22.9 million in the nine months ended January 31, 2022 compared to $22.0 million in the year-ago period, an increase of $0.9 million, or 4%. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint in the nine months ended January 31, 2022. Digital general and administrative expenses, as a percentage of fee revenue, were 9% in the nine months ended January 31, 2022 as compared to 11% in the nine months ended January 31, 2021.

Executive Search North America general and administrative expenses increased by $3.7 million, or 20%, to $22.6 million in the nine months ended January 31, 2022 from $18.9 million in the year-ago period. The increase in general and administrative expenses was primarily due to increases in business development expenses, bad debt expense and the impact of foreign currency with foreign exchange losses in the nine months ended January 31, 2022 compared to foreign currency gains in the year-ago period. Executive Search North America general and administrative expenses, as a percentage of fee revenue, were 5% in the nine months ended January 31, 2022 compared to 7% in the year-ago period.

Executive Search EMEA general and administrative expenses increased by $1.8 million, or 15%, to $13.8 million in the nine months ended January 31, 2022 from $12.0 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint and the impact of foreign currency with foreign exchange losses in the nine months ended January 31, 2022 compared to foreign currency gains in the year-ago period. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, were 10% in the nine months ended January 31, 2022 compared to 12% in the year-ago period.

Executive Search Asia Pacific general and administrative expenses increased by $2.1 million, or 34%, to $8.2 million in the nine months ended January 31, 2022 from $6.1 million in the year-ago period. The increase was due to higher bad debt expense and an increase in business development expenses in the nine months ended January 31, 2022 compared to the year-ago period. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 9% in the nine months ended January 31, 2022 compared to 10% in the year-ago period.

Executive Search Latin America general and administrative expenses decreased by $1.1 million, or 73%, to $0.4 million in the nine months ended January 31, 2022 compared to $1.5 million in the year-ago period. The decrease in general and administrative expenses was due to a decrease in premise and office expenses in the nine months ended January 31, 2022 compared to the year-ago period. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, was 2% in the nine months ended January 31, 2022 compared to 12% in the year-ago period.

RPO & Professional Search general and administrative expenses increased by $11.3 million, or 62%, to $29.5 million in the nine months ended January 31, 2022 compared to $18.2 million in the year-ago period. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint, integration and acquisition costs associated with the acquisition of Lucas Group, an increase in premise and office expenses and higher bad debt expense. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, were 6% in the nine months ended January 31, 2022 compared to 7% in the year-ago period.

Corporate general and administrative expenses increased by $13.8 million, or 54%, to $39.2 million in the nine months ended January 31, 2022 compared to $25.4 million in the year-ago period. The increase was primarily due to higher marketing expenses, an increase in legal and other professional fees and integration and acquisition costs incurred with the acquisition of Lucas Group that closed on November 1, 2021, during the nine months ended January 31, 2022 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense increased by $27.8 million, or 55%, to $78.0 million in the nine months ended January 31, 2022 compared to $50.2 million in the year-ago period. The increase was due to the increase in fee revenue and the acquisition of Lucas Group that closed on November 1, 2022. Cost of services expense, as a percentage of fee revenue, was 4% in both the nine months ended January 31, 2022 and 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $47.4 million, an increase of $1.3 million, or 3%, in the nine months ended January 31, 2022 compared to $46.1 million in the year-ago period. The increase was primarily due to the technology investments made in the current and prior year in software in our Digital business and the acquisition of Lucas Group that closed on November 1, 2022.

Restructuring Charges, Net

In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in fiscal 2021 and as a result recorded restructuring charges, net of $30.7 million of severance costs during the nine months ended January 31, 2021. There were no restructuring charges, net during the nine months ended January 31, 2022.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $186.4 million to $234.7 million in the nine months ended January 31, 2022, as compared to $48.3 million in the year-ago period. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, which was driven by the factors discussed above, and restructuring charges, net incurred in the year-ago period. This was partially offset by increases in compensation and benefits expense and cost of services expense associated with the higher levels of business demand and increases in income tax provision and general and administrative expenses. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 12% in the nine months ended January 31, 2022 compared to 4% in the nine months ended January 31, 2021.

Adjusted EBITDA

Adjusted EBITDA increased by $221.1 million, or 128%, to $394.5 million in the nine months ended January 31, 2022 as compared to $173.4 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs and impairment charges). Adjusted EBITDA, as a percentage of fee revenue, was 21% and 14% in the nine months ended January 31, 2022 and 2021, respectively.

Consulting Adjusted EBITDA was $85.5 million in the nine months ended January 31, 2022, an increase of $31.2 million, or 57%, as compared to $54.3 million in the year-ago period. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in the nine months ended January 31, 2022 compared to 15% in the year-ago period.

Digital Adjusted EBITDA was $82.3 million in the nine months ended January 31, 2022, an increase of $24.1 million, or 41%, as compared to $58.2 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense during the nine months ended January 31, 2022 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% in the nine months ended January 31, 2022 as compared to 28% in the nine months ended January 31, 2021.

Executive Search North America Adjusted EBITDA increased by $80.5 million, or 140%, to $137.9 million in the nine months ended January 31, 2022 compared to $57.4 million in the year-ago period. The increase was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 31% in the nine months ended January 31, 2022 as compared to 22% in the nine months ended January 31, 2021.

Executive Search EMEA Adjusted EBITDA increased by $14.9 million, or 177%, to $23.3 million in the nine months ended January 31, 2022 compared to $8.4 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges). Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% in the nine months ended January 31, 2022 as compared to 9% in the nine months ended January 31, 2021.

Executive Search Asia Pacific Adjusted EBITDA increased by $14.4 million, or 124%, to $26.0 million in the nine months ended January 31, 2022 compared to $11.6 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 29% in the nine months ended January 31, 2022 as compared to 19% in the nine months ended January 31, 2021.

Executive Search Latin America Adjusted EBITDA increased by $5.7 million, or 1140% to $6.2 million in the nine months ended January 31, 2022 compared to $0.5 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase compensation and benefits expense. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 30% in the nine months ended January 31, 2022 as compared to 4% in the nine months ended January 31, 2021.

RPO & Professional Search Adjusted EBITDA was $114.3 million in the nine months ended January 31, 2022, an increase of $74.8 million, or 189%, as compared to $39.5 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding impairment charges and integration and acquisition costs). RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in the nine months ended January 31, 2022 compared to 16% in the year-ago period.

Other Income, Net

Other income, net was $2.2 million in the nine months ended January 31, 2022 compared to $26.4 million in the year-ago period. The difference was primarily due to smaller gains from the fair value of our marketable securities during the nine months ended January 31, 2022 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019 and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $18.8 million in the nine months ended January 31, 2022 compared to $21.7 million in the year-ago period. Interest expense, net decreased due to interest income earned on the death benefits received from our COLI policies in the nine months ended January 31, 2022 and lower interest expense on borrowings under our COLI policies in the nine months ended January 31, 2022 compared to the year-ago period due to lower amount of borrowings outstanding.

Income Tax Provision

The provision for income tax was $77.0 million in the nine months ended January 31, 2022 compared to $25.4 million in the year-ago period. This reflects a 24.4% and 34.2% effective tax rate for the nine months ended January 31, 2022 and 2021, respectively. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the nine months ended January 31, 2021 was affected by a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in the three months ended July 31, 2020. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest for the nine months ended January 31, 2022 was $3.1 million, as compared to $0.5 million in the nine months ended January 31, 2021.

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

On November 1, 2021, we completed the acquisition of Lucas Group for $90.9 million, net of cash acquired. Lucas Group contributes a substantial professional search and contracting expertise that is expected to enhance our search portfolio. Lucas Group is a professional search and contracting staffing firm, targeting middle market businesses. The addition of Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search, Recruitment Process Outsourcing, and Professional Search – is expected to accelerate our ability to capture additional share of this significant market.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our revolving credit facility under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of January 31, 2022, the fair value of the Notes was $408.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 12—Long-Term Debt for a description of the Credit Agreement. We had a total of $645.3 million and $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) after $4.7 million and $4.0 million of standby letters of credit had been issued as of January 31, 2022 and April 30, 2021, respectively. We had a total of $10.3 million and $11.0 million of standby letters of credits with other financial institutions as of January 31, 2022 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors approved a 20% increase to our quarterly dividend, which is now at $0.12 per share. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 4.25 to 1.00, and pro forma liquidity is at least $50 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial condition, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. The Company repurchased approximately $31.5 million and $30.4 million of the Company’s stock during the nine months ended January 31, 2022 and 2021, respectively. As of January 31, 2022, $96.4 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

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

Cash and cash equivalents and marketable securities were $1,107.3 million and $1,097.1 million as of January 31, 2022 and April 30, 2021, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $592.0 million and $642.1 million at January 31, 2022 and April 30, 2021, respectively. As of January 31, 2022 and April 30, 2021, we held $376.1 million and $382.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2022 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and as of April 30, 2021 also includes U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of January 31, 2022 and April 30, 2021, marketable securities of $260.7 million and $246.4 million, respectively, included equity securities of $184.1 million (net of gross unrealized gains of $20.9 million and gross unrealized losses of $0.8 million) and $175.6 million (net of gross unrealized gains of $30.0 million and gross unrealized losses of $0.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $172.2 million and $166.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $175.2 million and $157.3 million as of January 31, 2022 and April 30, 2021, respectively. Unvested obligations under the deferred compensation plans totaled $25.9 million and $26.5 million as of January 31, 2022 and April 30, 2021, respectively.

The net increase in our working capital of $79.5 million as of January 31, 2022 compared to April 30, 2021 is primarily attributable to an increase in accounts receivable partially offset by an increase in compensation and benefits payable and other accrued liabilities. The increase in accounts receivable was due to an increase in fee revenue and an increase in days of sales outstanding, which went from 57 days to 68 days (which is consistent with historical experience) from April 30, 2021 to January 31, 2022. The increase in compensation and benefits payable was due to an increase in performance related bonus liability as a result of higher fee revenue while the increase in other accrued liabilities was due to higher levels of new business. Cash provided by operating activities was $221.5 million in the nine months ended January 31, 2022, an increase of $167.2 million, compared to cash provided by operating activities of $54.3 million in the nine months ended January 31, 2021.

Cash used in investing activities was $136.6 million in the nine months ended January 31, 2022 compared to $30.3 million in the year-ago period. An increase in cash used in investing activities was primarily due to $90.9 million in cash paid for the acquisition of Lucas Group, an increase in the purchase of property and equipment of $9.8 million and a decrease in proceeds received from life insurance policies of $5.0 million during the nine months ended January 31, 2022 compared to the year-ago period.

Cash used in financing activities was $62.8 million in the nine months ended January 31, 2022 compared to $55.8 million in the nine months ended January 31, 2021. The increase in cash used in financing activities was primarily due to higher cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $18.2 million in the nine months ended January 31, 2022 compared to $4.7 million in the year-ago period and an increase of $3.3 million in dividends paid to our shareholders. This was partially offset by decreases in payments made on life insurance policy loans of $7.7 million and repurchases of the Company’s common stock of $1.4 million in nine months ended January 31, 2022 compared the year ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2022 and April 30, 2021, we held contracts with gross CSV of $261.0 million and $241.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $79.8 million and $80.0 million as of January 31, 2022 and April 30, 2021, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2022 and April 30, 2021, the net cash surrender value of these policies was $181.1 million and $161.3 million, respectively.

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

As of January 31, 2022 and April 30, 2021, there was no amounts outstanding under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement were $2.6 million as of January 31, 2022 and $3.3 million as of April 30, 2021. As of January 31, 2022, we were in compliance with our debt covenants.

We had a total of $645.3 million and $646.0 million available under the Revolver after $4.7 million and $4.0 million of standby letters of credit had been issued as of January 31, 2022 and April 30, 2021, respectively. We had a total of $10.3 million and $11.0 million of standby letters of credits with other financial institutions as of January 31, 2022 and April 30, 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2022, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2022 and 2021, we recorded foreign currency losses of $1.1 million and $1.6 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Canadian Dollar, Singapore Dollar, Swiss Franc, Brazilian Real, Korean Won, Mexican Peso, South African Rand and Australian Dollar. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2022, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $12.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver, borrowings against the CSV of COLI contracts, and to a lesser extent, our fixed income debt securities. As of January 31, 2022, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

We had $79.8 million and $80.0 million of borrowings against the CSV of COLI contracts as of January 31, 2022 and April 30, 2021, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of January 31, 2022.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

November 1, 2021— November 30, 2021	52,500	$80.47	52,500	$114.3 million
December 1, 2021— December 31, 2021	81,453	$75.56	80,000	$108.2 million
January 1, 2022— January 31, 2022	173,056	$69.06	172,000	$96.4 million
Total	307,009	$72.74	304,500
(1)	Represents withholding of 2,509 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)

On March 6, 2019, our Board of Directors approved an increase to our share repurchase program to an aggregate of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $22.1 million of the Company’s common stock under the program during the third quarter of fiscal 2022.

Our Credit Agreement, dated December 16, 2019, permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA, is no greater than 4.25 to 1.00 and our pro forma liquidity is at least $50.0 million. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 11, 2022
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)