Form 10-K
period 2022-04-30
KORN FERRY
filed 2022-06-28
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _____

Commission File Number 001-14505

KORN FERRY

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Suite 1500, Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 552-1834

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	KFY	New York Stock Exchange

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 29, 2021, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $3,237,768,536 based upon the closing market price of $77.21 on that date of a share of common stock as reported on the New York Stock Exchange.

The number of shares outstanding of our common stock as of June 22, 2022 was 53,019,359 shares.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KORN FERRY

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2022

PART I.

Item 1. Business

Company Overview

Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a global organizational consulting firm.

Korn Ferry is a different firm today than when we were founded. We are a Company with a more diverse service and solution offering that is aligned with our clients’ desire to synchronize their strategy, operations, and talent to drive superior performance. Today, we believe we are the organizational consultancy that is uniquely positioned to help companies look at talent and strategy together, ensuring that they have the right people in the right places and are providing them with the right rewards. We bring their strategies to life by designing their organizational structure and helping them hire, motivate and hold on to the best people. And we help professionals navigate and advance their career.

For fiscal 2022, our exceptional performance reflects the relevance of our strategy, the top-line synergies created by our end-to-end human capital solutions, the resilience of our colleagues, and increasing connection with our Korn Ferry brand. The past year has presented many challenges. However, with the commitment of our colleagues, we have concluded the year with strong, record results.

During fiscal 2022, we partnered with almost 15,000 organizations. Our clients include the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, and government and non-profit organizations. We have built strong client loyalty, with nearly 90% of our engagements in fiscal 2022 completed on behalf of clients for whom we had conducted engagements in the previous three fiscal years. We work with:

•	97% of the S&P 100, and 85% of the S&P 500
•	92% of the Euronext 100
•	85% of the FTSE 100
•	89% of the S&P Europe 350
•	68% of the S&P Asia 50
•	73% of the S&P Latin America 40

In addition, we work with:

•	2 in every 3 best companies to work for (Fortune Magazine)
•	1 in every 2 of the fastest growing companies in the world (Fortune Magazine)
•	80% of the top companies changing the world (Fortune Magazine)
•	80% of the world’s top performing companies (Drucker Institute)
•	96% of the top 50 world's most admired companies (Fortune Magazine)

We also continued to make significant investments—in strategic acquisitions and the innovation and development of our assets, platforms, core capabilities, and solutions, all while we sought to attract, retain, and develop our people. These investments are intended to help us further differentiate our competitiveness in the marketplace. Today, as a result of our investments, innovation and growth, we believe we are uniquely positioned to address the most pressing human capital issues faced by organizations worldwide. We continue to transform ourselves and our clients. We are now a company with a more durable business, with greater and growing relevance, and a new sustainable level of business and profitability that is poised for further growth.

We continue to replicate and scale our solutions and to lead innovation at the intersection of talent and strategy in the digitally enabled new world of work. The depth and breadth of our offerings across the talent lifecycle—from attraction to assessment to recruitment to development, management, and reward—place us in a distinctive position. We offer end-to-end solutions—a view into an organization’s entire talent ecosystem—to create positive client outcomes. Our deeply embedded intellectual property (“IP”), data, and content within our solutions are designed to help clients solve new and evolving issues within today’s dynamic work landscape. We continue to align to the most pressing issues for organizations: workforce transformation, diversity equity & inclusion ("DE&I”) initiatives, environmental, social & governance (“ESG”) matters, accelerating revenue growth (“ARG”) in a post-COVID-19 world, and new career trends like career nomads who are more frequently changing jobs. We think we are uniquely positioned to help clients and their people exceed their potential in this environment.

We now place an even greater focus on driving a One Korn Ferry story. Partnering with internal and external stakeholders, this singular vision engages our employees, resonates in the broader market, and is a platform for differentiation and sustainable growth.

We develop and train nearly one million professionals a year and place on average a candidate every three minutes, each business hour.

A critical driver of our success has been the evolution and maturation of our go-to-market (“GTM”) activities. We lead with our Marquee and Regional Accounts, approximately 350 accounts or 2% of our total clients which represent 36% of our total fee revenue. We continue to invest in Global Account Leaders (“GALs”), exiting the year with more than 60 colleagues in this role. Leveraging our acquisition of the Miller Heiman Group, we use our own sales effectiveness methodologies and discipline in our Marquee and Regional account programs to drive rates of top line growth in excess of the rest of our portfolio.

We continue to capitalize on the top-line synergies created by our end-to-end core and integrated solutions that address every aspect of an employee’s engagement with their employer. This manifests itself in our ability to continue to increase fee revenues referred from one line of business to another, almost 30% for fiscal 2022.

Fiscal 2022 Performance Highlights

Our results reflect the dedication and hard work of our more than 10,770 talented colleagues. They focus on creating value that matters for all our stakeholders, the clients, shareholders, and the communities in which we operate.

Our strategic growth reflects a more balanced and sustainable organization with solid revenue and earnings streams in fiscal 2022:

•	Our performance drove record-breaking results, generating $2,626.7 million in fee revenue, up 45.1% compared to fiscal 2021.
•	Diluted Earnings Per Share was $5.98 in fiscal 2022, a new high.
•

Net Income Attributable to Korn Ferry was $ 326.4 million (margin 12.4%), an increase of $211.9 million compared to fiscal 2021. Operating income and Adjusted EBITDA* were $470.1 million (margin of 17.9%) and $538.9 million (margin of 20.5%), respectively, an increase of $314.3 million and $252.6 million, respectively, compared to fiscal 2021.

* Consolidated Adjusted EBITDA are non-GAAP financial measures and have limitations as analytical tools. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of why management believes the presentation of these non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry’s performance.

During fiscal 2022, we continued with our balanced approach to capital allocation. We repurchased approximately 1,471,000 shares of stock for $98.8 million and paid dividends of $26.8 million. Recognizing the opportunities of a large addressable market and the shift from career employee to career nomad, we acquired The Lucas Group, which brings substantial professional search and interim expertise to Korn Ferry. We also recently completed the acquisition of Patina Solutions Group, an interim executive solutions firm that provides access to a network of C-suite, top-tier, and professional interim talent. Both additions are expected to enhance our industry-leading search portfolio. These two acquisitions were completed with $133.8 million of our capital. We reinvested $45.6 million of capital into the development of technology-enabled products and solutions.

The Korn Ferry Story

Our Strategy

As the preeminent organizational consulting firm, we act as business advisors in talent and strategy and bring together solutions for our clients. Our approach is focused on the following priorities to increase our client and commercial impact:

1.	Drive a One Korn Ferry go-to-market strategy through our Marquee and Regional Accounts and integration across solutions and geographies.
2.	Create the Top-of-Mind Brand in Organizational Consulting - Lead innovation through relevant market offerings and evolve our thought leadership around talent strategy.
3.	Deliver Client Excellence and Innovation and diversify our offerings into fully integrated, scalable and sustainable client engagements.
4.

Advance Korn Ferry as a Premier Career Destination - Attract and retain top talent through continued investment in building a world-class organization through a capable, motivated, and agile workforce.

5.	Pursue Transformational M&A Opportunities at the Intersection of Talent and Strategy.

Our Core Capabilities

We offer a unique set of capabilities tailored to the new world of work. These offerings cover the entirety of the talent journey, strengthening our work and thinking in the next. Our five core capabilities include:

•	Organization Strategy: We map talent strategy to business strategy, designing operating models and organization structures that help companies put plans into action.
•	Assessment and Succession: We identify the talent organizations need, compare that to the talent they have, and help close the gaps.
•	Talent Acquisition: From executive search to recruitment process outsourcing ("RPO"), we help organizations attract and retain the right people across functions and levels.
•	Leadership and Professional Development: We develop leaders along every stage of their career journey with a spectrum of intensive high-touch and scalable high-tech development experiences.
•	Total Rewards: We help organizations pay their people fairly for doing the right things with rewards they value at a cost that the organization can afford.

Our Integrated Solutions

We deliver differentiated and integrated solutions, bringing together our best thinking from across our core capabilities to target specific client challenges:

•

Cost Optimization: There’s increased pressure to optimize costs and drive efficiency in this disruptive world. We work with leaders to manage cost drivers: organization, people and rewards. We put in place strategies designed to ensure they achieve cost reductions while maintaining performance and growth, making client organizations fit for the future.

•	Workforce Transformation: Our workforce transformation offers practical and pragmatic solutions to support organizations in re-shaping workforces for the future.
•

Accelerating Revenue Growth: Today's selling environment is more complex than ever, with sales teams challenged to deliver value. Sellers need the right tools, training, and approach to be successful. Korn Ferry combines our technology and methodology to help organizations achieve their top-line growth objectives.

•

ESG - Our people-focused approach for clients: ESG factors are high on the agenda for most of our partners. We have a unique set of capabilities to help organizations manage the issues transforming how we work and live. Our support can help accelerate their transition by taking a people-focused approach to ESG matters.

•

DE&I: We help clients build diverse and inclusive organizations to deliver superior organizational performance. We achieve this through a systematic approach, unlocking the power and potential of their people.

•

Learning Development (“LDO”): We believe businesses need to prepare for the future by creating a culture of learning that helps them quickly adapt to new trends and demands. Our LDO solution, leveraging our Korn Ferry Advance platform, takes our expertise in leadership coaching and combines it with technology to provide quality coaching at scale across organizations.

Our Businesses

We have seven reportable segments that operate through the following four lines of business, supported by a corporate center. This structure allows us to focus on our clients and partner with them to solve the challenges they face in their businesses.

1.

Consulting aligns organization structure, culture, performance, and people to drive sustainable growth by addressing four fundamental talent needs: Organization Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. We support this work with a comprehensive range of best-in-class lP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions described above, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.

Summary of financial fiscal 2022 highlights:

•	Fee revenue was $650.2 million, an increase of 26.1% compared to fiscal 2021, representing 25% of total fee revenue.
•	Adjusted EBITDA and Adjusted EBITDA margin were $116.1 million and 17.9%, respectively.
•

The number of consulting and execution staff at year-end was 1,841, an increase of 276 compared to fiscal 2021 with an increase in the average bill rate (fee revenue divided by the number of hours worked by consultants and execution staff) of $38 per hour or 12% compared to fiscal 2021.

Client Base—During fiscal 2022, the Consulting segment partnered with over 4,900 clients across the globe, and 28% of Consulting’s fiscal 2022 fee revenue was referred from Korn Ferry’s other lines of business. Our clients come from the private, public, and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—The people and organizational consulting market is fragmented, with different company offers for our core solutions. Our competitors include consulting organizations affiliated with accounting, insurance, information systems, and strategy consulting firms such as McKinsey, Willis Towers Watson and Deloitte. We also compete with smaller boutique firms specializing in specific regional, industry, or functional leadership and HR consulting aspects.

2.

Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.

Summary of financial fiscal 2022 highlights:

•	Fee revenue was $349.0 million, an increase of 21.5% compared to fiscal 2021, representing 13% of total fee revenue.
•	Subscription and License fee revenue was $108.7 million, an increase of 21% compared to fiscal 2021.
•	Adjusted EBITDA and Adjusted EBITDA margin were $110.1 million and 31.5%, respectively.

Client Base—During fiscal 2022, the Digital segment partnered with over 8,300 clients across the globe, and 34% of Digital’s fiscal 2022 fee revenue was referred from Korn Ferry’s other lines of business, primarily Consulting. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—Again, there is fragmentation in this sector. We compete with specialist suppliers, and boutique and large consulting companies in each solution area such as AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textlio. One of our advantages is linking our data, IP, and our technology platform across our solutions. This allows us to give organizations an end-to-end view of talent.

3.

Executive Search helps organizations recruit board-level, chief executive, and other senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together our research-based IP, proprietary assessments and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).

Summary of financial fiscal 2022 highlights:

•	Fee revenue was $935.6 million, an increase of 47% compared to fiscal 2021, representing 36% of total fee revenue.
•	Adjusted EBITDA and Adjusted EBITDA margin were $257.6 million and 27.5%, respectively.
•	In fiscal 2022, we opened more than 7,200 new engagements with an average of 555 consultants.

Consultants are organized in six broad industry groups and bring an in-depth understanding of the market conditions and strategic management issues clients face within their industries and geographies. In addition, we regularly look to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Functional Expertise — We also have organized executive search centers of functional expertise. Members of functional groups are located throughout our regions and across our industry groups. These consultants have extensive backgrounds in placing executives in particular functions, such as board directors, CEOs, and other senior executive officers. Most assignments for fiscal 2022 were for our Board & CEO Services group, which focuses exclusively on placing CEOs and board directors in organizations worldwide. They are a dedicated team from the most senior ranks of the Company. Their work is with CEOs and the boardroom, and their expertise is in organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans across ranges of corporate scale and purpose.

Percentage of Fiscal 2022 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	76%
Finance and Control	7%
Information Systems	6%
Marketing and Sales	4%
Manufacturing/Engineering/Research and Development/Technology	4%
Human Resources and Administration	3%

Client Base—Our more than 4,300 Executive Search engagement clients in fiscal 2022 include many of the world’s largest and most prestigious public and private companies.

Competition—Our Executive Search line of business competes with specialist global executive search firms, such as Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. We also compete with smaller boutique firms specializing in regional, industry, or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, innovative technology, unique IP, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements and other executive benefits distinguish us from most of our competitors and are essential in attracting and retaining our top consultants.

4.

RPO and Professional Search focuses on delivering enterprise talent acquisition solutions to our clients, at the professional level. We leverage the power of people, process expertise, IP-enabled technology and compensation information to do this. Transaction sizes range from single professional searches to team, department, line of business projects and global outsource recruiting solutions. During fiscal 2022, we acquired The Lucas Group, which brings substantial professional search and interim placement expertise to Korn Ferry and has enhanced our industry-leading search portfolio. We also acquired the Patina Solutions Group, an interim executive search firm that is expected to bring access to a vast network of C-suite, top-tier and professional interim talent.

Summary of financial fiscal 2022 highlights:

•	Fee revenue was $691.9 million, an increase of 87% compared to fiscal 2021, representing 26% of total fee revenue.
•	Adjusted EBITDA and Adjusted EBITDA margin were $165.1 million and 23.9%, respectively.

Client Base—During fiscal 2022, the RPO & Professional Search segment partnered with more than 3,500 clients across the globe, and 50% of RPO & Professional Search’s fiscal 2022 fee revenue was referred from Korn Ferry’s other lines of business.

Competition—We primarily compete for RPO business with other global RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, Kelly Services and Randstad and professional search assignments with regional contingency and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters and BTG. We believe our competitive advantage is distinct. We are strategic, collaborating with clients to hire best-fit candidates using our assessment IP, proprietary technology and professional recruiters. Our Talent Delivery Centers provide our teams with increased scalability, multilingual capabilities, global reach and functional specialization. We also work under the One Korn Ferry umbrella to help clients plan for their broader talent acquisition needs as part of their business strategy planning.

Finally, our corporate center manages finance, legal, technology/IT, human resources, marketing, and our research arm, the Korn Ferry Institute.

We help clients in four geographic markets: North America, Latin America, EMEA, and APAC. Our geographic markets bring together capabilities from across the organization—infusing industry and functional expertise and skills—to deliver value to our partners.

We operate in 105 offices in 53 countries, helping us deliver our solutions globally, wherever our clients do business. We continue our commitment to diversity and inclusion, hiring, promoting, and extending opportunities to women and underrepresented groups. As of April 30, 2022, 72% of our workforce in the U.S. is female or from an underrepresented group. Broken down further, 64% of our workforce in the U.S. is female, and 65% of our global workforce is female. Our global age demographic is 62% Millennials (ages 26-41), Gen Z/Centennials (ages 25 and below). As of April 30, 2022, we had 10,779 full-time employees:

	Consultants and execution staff[1]	Support staff[2]	Total employees
Executive Search	587	1,174	1,761
Consulting	1,841	396	2,237
Digital	305	985	1,290
RPO & Professional Search	738	4,544	5,282
Corporate	—	209	209
Total	3,471	7,308	10,779

1 consultants and execution staff, primarily responsible for originating client services

2 Support staff includes associates, researchers, administrative, and support staff

Business challenges we solve

Our judgment and expertise are built from decades of experience and insight into the business challenges companies are grappling with across industries. We work to understand the relevant macro trends impacting society and the future of work. As the world/workforce emerges from COVID-19, we believe it is even more evident that the world of work has permanently changed. We support our clients amid a time of enormous transition and change, with these specific business challenges:

•	Transforming businesses while delivering robust performance.
•	Solving leadership challenges arising from the new landscape of hybrid and remote working.
•	Delivering for people, planet, and profit, and assisting with ESG and other corporate strategic initiatives.
•	Finding the right talent in a dynamic and dislocated labor market.
•	Engaging and motivating employees so companies can retain and reward their talent.
•	Supporting the work-scape transition from a place of work to collaboration spaces.
•	Building work environments that are inclusive and free from bias.

Korn Ferry Intelligence Cloud

Korn Ferry Intelligence Cloud powers our capabilities, integrated solutions and products. With four billion data points, Intelligence Cloud blends our proprietary insight and consultancy with market data and AI-technology to accurately provide insights and actions. Intelligence Cloud is the digital platform that underpins our solutions; helping global organizations advance a talent strategy that results in reduced time to hire, cheaper cost per acquisition, improved mobility and retention and better sales performance.

Organizations can access the data and insight within the platform—which focuses on talent mobility, talent management, talent acquisition and sales effectiveness—via a suite of specialist enterprise applications or via tailored tech-enabled consultancy:

Talent mobility: using our Success Profiles™, organizations can benchmark people—leaders, teams and individuals—and create career paths to build a future-ready workforce.

Talent management: Intelligence Cloud is designed to pinpoint the skillsets and mindsets needed to deliver against future goals and identify gaps, while robust talent assessment and development tools upskill and reskill existing employees.

Talent acquisition & strategy: using AI, Intelligence Cloud helps make sense of external talent market data to identify candidates for critical roles to solve talent shortages and skills gaps.

Sales effectiveness: we bring together the Miller Heiman™ sales methodology, AI-powered technology and seamless integration with Salesforce and Microsoft CRMs, to improve sales performance and predictability through actionable insights for sellers.

Our Knowledge in Data

Our vast wealth of data, IP, and insights include the following:

•	More than five billion data points collected
•	Over 86 million assessments taken
•	Almost six million employee engagement survey responses over recent 3 years period.

And we hold:

•	Rewards data for over 23 million people
•	Organizational benchmark data on 12,000 entities
•	More than 5,000 individual success profiles covering more than 30,000 job titles
•	Management data on more than 150 countries.

Innovation & Intellectual Property

Korn Ferry is dedicated to developing leading-edge services and leveraging innovation. We are transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy, giving our consultants more opportunities to engage with clients. The expansion of our business into larger markets offers higher growth potential and more durable and visible revenue streams. In addition, we have made investments in technology, learning platforms, virtual coaching, individual learning journeys, data insights, and intellectual property that permeates all our solutions.

The Korn Ferry Institute

The Korn Ferry Institute is our research and analytics arm. The Korn Ferry Institute develops robust research, innovative IP, and advanced analytics to enable Korn Ferry employees to partner with people and organizations to activate their potential and succeed.

We have built the Korn Ferry Institute on three core pillars:

1.

Robust Research and Thought Leadership to anticipate and innovate: We explore trends and define leadership and human and organizational performance for a fast-changing economy. Some project examples from fiscal 2022 include:

•	Board and investor ESG research
•	CEO of the future
•	Enterprise Leader research
•	Climate change thought leadership series
•	Neuroscience and work thought leadership series
•	ESG field guide and analysis of ESG regulations and reporting practices.
2.	Science-Based IP to enable growth: We develop and measure what is required for success at work in the new economy. Examples from fiscal 2022 include:
•	Personal purpose inventory and coaching guide
•	Persona report and talent grid
•	Mobile-friendly assessment enhancement design
•	Continued expansion of Korn Ferry's robust success profiles.
3.

Client Advanced Analytics and Data Management to generate insights: We integrate and build upon our datasets and external data using advanced modeling and artificial intelligence. This allows us to produce predictive insights and deliver demonstrable client impact. During fiscal 2022, we:

•	Supported over 190 advanced analytic client projects to generate insights
•	Enabled over 45 analytics ambassadors globally to support client analytics projects
•	Expanded on internal AI/ML capabilities to analyze text
•	Developed data management, architecture, storage, mining, and compliance best practices.

In the fiscal year ahead, we intend to continue innovating to drive even greater business and societal impact by:

•	Focusing on the changing society and technology-led landscape so that our science, research and IP remain innovative and relevant.
•	Revamping and 'technologizing' our internal processes to improve how we enable and engage with our business partners and provide increasingly agile, responsive, and collaborative services.
•

Driving a step-change in value through effective collecting, organizing, structuring, and delivering our rich data, IP, and analytics. We are achieving this in collaboration with IT, Digital, and solutions for faster, easier access to insights, outcomes, and benchmarks.

Global Delivery Capability

We believe a key differentiator for us is our global delivery capability. This allows us to support all parts of our business to give clients value-added services and solutions across the globe. We can bring the right people from anywhere in the world to our clients at the right time both in physical and virtual working environments, which is a capability that is particularly crucial as business needs and conditions continue to change rapidly.

Competition

Korn Ferry operates in a rapidly changing global marketplace with a diverse range of organizations that offer services and solutions like those we offer. However, we believe no other company provides the same full range of services, uniquely positioning us for success in this highly fragmented, competitive landscape. And we believe we are poised for even more sustainable growth over the next fiscal year.

Our Market and Approach

Industry Recognition

Our company culture and excellent work within the industry are widely recognized. Some highlights from fiscal 2022 include global industry awards and accolades in recognition of performance and achievements:

•	Recognized by Seramount (formerly Working Mother Media) as the No. 1 company for female hires and promotions and one of the 100 Best Companies for Parents 2021
•	Best Places to Work for LGBTQ Equality from the Human Rights Campaign in 2021
•	Leader in 2022 Gartner Magic Quadrant for Sales Training Providers
•	Pacesetter in ALM Intelligence’s Workforce Management Services Research Report for 2021
•	Pacesetter in ALM Intelligence’s Employee Well-being Research Report for 2022
•	Leader & Star Performer in Recruitment Process Outsourcing, 2021 Everest Group
•	Listed in INC.’s Best-Led companies of 2021 in America

Our Go-To-Market Approach

Our go-to-market strategy brings together Korn Ferry’s core solutions to drive more integrated, scalable client relationships. Our goal is to drive topline synergies by increasing growth in crossline business referrals. This has been successful as during fiscal 2022, approximately 70% of revenue came from clients using multiple lines of our business, consistent with fiscal 2021.

We intend to continue evolving integrated solutions along industry lines to drive cross-geography and cross-solution referrals. Our Marquee and Regional Accounts program is a pillar of our growth strategy, which now comprises more than one-third of our revenue, yet only 2% of our clients. Its success has been realized by using our own IP and by following a disciplined approach to account planning and management with the addition of Global Account Leaders, resulting in more enduring relationships with clients. Building long-term client relationships of scale delivers less cyclical, more resilient revenue and new business through structured, programmatic account planning and strategic investments in account management talent.

Elevating our Voice

Collaboration with sales and marketing teams has enabled a deeper connection with our customers through our thought leadership and best practices. We evolved our brand and value proposition to focus on enabling people and organizations to exceed their potential. We have helped them solve their biggest people challenges around performance, leadership, recruitment, culture, team, future of work, and talent management trends. We continue to focus on timely, news-driven issues pertinent to our clients that help them set their talent agenda. We publish whitepapers, research, trend analysis, and insights around relevant talent and people topics.

Our People

Culture and Workforce

Our culture has evolved tremendously over the years with a team spirit of working together across different offices, regions, and practices. We strive to foster a supportive, respectful culture where everyone feels valued for their contribution, can do their best work and exceed their potential. Our approach to talent acquisition, development, recognition, engagement and benefits are designed to support this approach. Our priority is to hire without bias and provide under-represented talent with equal opportunity across the firm. We work hard to build an environment of recognition by acknowledging others and appreciating their contributions and achievements. Our global talent promotion process recognizes colleagues for exceptional dedication and service to clients, embracing our firm's purpose and values, outstanding collaboration and stretching to meet expectations. We believe diversity drives innovation and connects us to our customers and communities. We are committed to building strong teams of people with diverse experiences, backgrounds, and perspectives.

Our Beliefs and Behaviors

Our culture starts with our values of Inclusion, Honesty, Knowledge, and Performance. Our values set the standard for what we expect of all our people. They also reflect the experience we want our clients to have when they work with us. We seek to embrace people with different points of view. We actively help our colleagues grow and develop with mentoring and support. We strive to learn, grow, to be better today than we were yesterday, and always do our best for our clients, colleagues, and shareholders.

As a global corporation, our commitment is to act ethically, which begins with each of us. This thinking is embedded in our core values and guides how we work together and with others. We strongly believe in a radically human approach, striving for empathy, honesty and authenticity across our interactions.

Developing and Rewarding Our People

We focus on making Korn Ferry a firm that energizes, develops, rewards and empowers people to pursue their passions and help our business succeed. Our global talent promotion process recognizes colleagues for exceptional dedication and service to clients. We run promotion cycles twice a year to allow us to appreciate the contribution of colleagues more frequently. In fiscal 2022, we promoted almost 2,000 people in our four lines of business and Corporate.

We offer competitive benefits across the globe customized to each country we operate in based on market prevalence and cultural relevance. The Korn Ferry Cares benefits strategy focuses on keeping our colleagues and their families healthy – physically, emotionally, financially, and socially. Our progressive benefit offerings in the U.S. helped us earn top recognitions by Seramount (formerly Working Mother Media) as the No. 1 company for female hires and promotions in 2021, one of the 100 Best Companies for Parents 2021, and as one of the Human Rights Campaign’s Best Places to Work for LGBTQ Equality 2021.

We believe in teaching and mentoring to support our colleagues’ career growth and success. These efforts have fostered stability and expertise in our workforce. Development happens broadly throughout the organization, from our formal mentoring program to direct training on our learning management platform, iAcademy. We also champion a range of career and leadership programs, such as our Mosaic program for diverse high-potentials, Leadership U for Korn Ferry, and Leadership U PLUS for Korn Ferry colleagues, an internal leadership development program. We also extended the use of our Korn Ferry Advance platform, used externally by clients for career coaching and career development, into an internal development program platform.

We run a global colleague advisory council that offers feedback to senior leadership on the colleague experience within Korn Ferry. Also, our internal employee engagement program, the Korn Ferry Founder Awards, recognizes and celebrates exceptional performance.

Employee Well-being

The well-being of our employees is a significant focus, particularly given the last few years of unprecedented change due to COVID-19 and the need to support our people in different ways. We run a series of initiatives to support employee well-being and instill an organizational culture of health, including an Employee Assistance program, mental health awareness campaigns, well-being webinars, flexible work schedules and parental support for distance learning.

Our employee safety

We are committed to creating a place where people can be successful professionally and personally. In response to the pandemic, we developed and implemented new practices designed to prioritize the health and safety of our employees and clients.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC"), according to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at https://www.sec.gov.

We also make available, free of charge on the Investor Relations portion of our website at http://ir.kornferry.com, those annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC at www.sec.gov.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation and Personnel Committee, and Nominating and Corporate Governance Committee of our Board of Directors are also posted on the Investor Relations portion of our website at http://ir.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 1500, Los Angeles, California 90067.

In addition, we make available on the Investor Relations portion of our website at http://ir.kornferry.com press releases and related earnings presentations and other essential information, which we encourage you to review.

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

Risks Related to Our Business

We face various risks related to health epidemics, pandemics, and similar outbreaks that negatively impact the operations and financial performance of many of the clients we serve. The ultimate magnitude of any future pandemics or similar outbreaks depends on a variety of factors, including its duration, related restrictions and operational requirements that apply to our business and the businesses of our clients, and the state of the global economy, the full extent of which we may not be capable of prediction.

Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks. Pandemics can cause a global slowdown in economic activity, a decrease in demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of a pandemic and its economic consequences are uncertain and vary by region, its full impact on our operations and financial performance, is uncertain and difficult to predict. Further, a pandemic’s ultimate impact depends in part on many factors not within our control, including (1) restrictive governmental and business actions (including travel restrictions, vaccine mandates, testing requirements, and other workforce limitations), (2) economic stimulus, funding and relief programs and other governmental economic responses, (3) the effectiveness of governmental actions, (4) economic uncertainty in key global markets and financial market volatility, (5) levels of economic contraction or growth, (6) the impact of the pandemic on health and safety and (7) the availability and effectiveness of vaccines and booster shots.

Further, pandemics can subject our operations and financial performance to a number of risks, including those discussed below:

▪

Operations-related risks: Across all of our businesses, we can face operational challenges including a heightened need to protect employee health and safety, office shutdowns, workplace disruptions, cybersecurity risks, and restrictions on the movement of people, both at our own offices and at those of our clients and our suppliers.

▪

Client-related risks: Our clients will be disrupted by quarantines, fluctuations in their financial condition, and restrictions on employees’ ability to work and office closures. Such disruptions may restrict our ability to provide products and services to our clients (or for clients to pay for such products and services) and may reduce demand for our products and services.

▪

Employee-related risks: We will experience disruptions to our operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to deliver our products and services in a timely manner or meet milestones or customer commitments.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. For example, much of our corporate staff are based in California, which has a high level of risk from wildfires and earthquakes. The impacts of climate change present notable risks, including damage to assets and technology caused by extreme weather events linked to climate change and may otherwise heighten or exacerbate the occurrence of such weather events. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

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

We continue to face significant competition to each of our services and product offerings. The human resource consulting market has been traditionally fragmented and a number of large consulting firms, such as McKinsey, Willis Towers Watson and Deloitte have built businesses in human resource consulting to serve these needs. Our consulting business line has and continues to face competition from human resource consulting businesses. Many of these competitors are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Digital products in the human resource market have been traditionally fragmented and a number of firms such as AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textio offer competitive products. Competitors in the digital marketplace are a combination of large, well-capitalized firms and niche players who have received multiple rounds of private financing. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

Our executive search services face competition from both traditional and non-traditional competitors that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms.  We also face increased competition from sole proprietors and in-house human resource professionals whose ability to provide job placement services has been enhanced by professional profiles made available on the internet and enhanced social media-based search tools. The continued growth of the shared economy and related freelancing platform sites may also negatively impact demand for our services by allowing employers seeking services to connect with employees in real time and without any significant cost. Traditional executive search competitors include Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base are subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market.

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

Our RPO & Professional Search services primarily compete for business with other RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, Kelly Services, Randstad and compete for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters and BTG. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. This is a highly competitive and developing industry with numerous specialists. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively could adversely affect our operating results and future growth.

Failure to attract and retain qualified and experienced consultants could result in a loss of clients which in turn could cause a decline in our revenue and harm to our business.

We compete with other executive and professional search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2022, our top three consultants in Executive Search (including all four reportable regional segments) and in our Consulting segment had generated business equal to approximately 1% and 2% of our total fee revenues, respectively. Furthermore, our top ten consultants in Executive Search (including all four reportable regional segments) and in our Consulting segment had generated business equal to approximately 3% and 4% of our total fee revenues, respectively. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Consulting, Digital or RPO & Professional Search, or maintain the quality of service to which our clients are accustomed, as well as the ability of a departing consultant to move business to his or her new employer, could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Consulting, Digital or RPO & Professional Search consultant at another executive search or consulting firm. Failing to limit departing consultants from moving business or recruiting our consultants to a competitor could adversely affect our business, financial condition and results of operations.

We are working to advance culture change through the continued implementation of diversity, equity and inclusion initiatives throughout our organization. If we do not successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted.

We are highly dependent on the continued services of our small team of executives

We are dependent upon the efforts and services of our small executive team. While we have a preliminary plan for succession of certain key executives, the loss of any one of our key executives could have an adverse effect on our operations.

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

Our business is subject to various federal, state, local, and foreign laws and regulations that are complex, change frequently and may become more stringent over time. Future legislation, regulatory changes or policy shifts under the new U.S. administration or other governments could impact our business. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to comply with these laws, and our businesses are also subject to an increasing degree of compliance oversight by regulators and by our clients. In addition, our Digital services and increasing use of technology in our business expose us to data privacy and cybersecurity laws and regulations that vary and are evolving across jurisdictions. These and other laws and regulations, as well as laws and regulations in the various states or in other countries, could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us from private legal actions, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.

Our business and operations are impacted by developing laws and regulations, as well as evolving investor and customer expectations with regard to environmental matters, including the impacts and actions needed to address climate change.

We are subject to evolving local, state, federal and/or international laws, regulations, and expectations regarding the environment and climate change. These requirements and expectations may increase the time and cost of our efforts to monitor and comply with those obligations; limit the extent, frequency, and modality with which our consultants travel; impact our business opportunities; and expose us to liability. Within our own operations, we face additional costs from rising energy costs which make it more expensive to power our corporate offices; efforts to mitigate or reduce our operations’ impacts from or on the environment, such as a shift to cloud technology or a leasing preference for buildings that are LEED-certified.

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

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements and these estimates may not be accurate. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended 2022, 2021, and 2020, fixed-fee engagements represented 22%, 26%, and 25% of our revenues, respectively.

Inflationary pressure could adversely impact our profitability.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity many companies hire fewer permanent employees, and our business, financial condition and results of operations may be adversely affected. If unfavorable changes in economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures, may negatively impact our expense base by increasing our operating costs including labor costs. Continued inflationary pressures may result in increases in operating costs that we may not be able to fully offset by raising prices for our services because if we do our clients may choose to reduce their business with us, which may reduce our operating margin.

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

As of June 24, 2022, we had approximately $400.0 million in total indebtedness outstanding, $645.3 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and $500 million of availability under our $500.0 million five-year senior secured delayed draw term loan facility (“Delayed Draw Facility”), both provided for under our Credit Agreement, as amended on June 24, 2022 (the “Amended Credit Agreement”) that we entered into with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Amended Credit Agreement that govern our Revolver and Delayed Draw Facility and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.

Specifically, our level of debt could have important consequences to us, including the following: it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt; our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired; requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, including the Notes, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities and other purposes; we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited; our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt and the restrictive covenants in the Amended Credit Agreement and the indenture governing our Notes; our ability to borrow additional funds or to refinance debt may be limited; and it may cause potential or existing customers to not contract with us due to concerns over our ability to meet our financial obligations, such as insuring against our professional liability risks, under such contracts.

Furthermore, our debt under our Revolver bears interest at variable rates.

Despite our indebtedness levels, we and our subsidiaries may still incur substantially more debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may incur substantial additional indebtedness in the future. The Amended Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Amended Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of June 24, 2022, we had $645.3 million of availability to incur additional secured indebtedness under our Revolver and $500 million of availability to incur additional secured indebtedness under our Delayed Draw Facility.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates fluctuate. As a result, interest rates on the Revolver or other variable rate debt offerings could be higher or lower than current levels. When interest rates increase, our debt service obligations on our variable rate indebtedness, if any, would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

The Amended Credit Agreement and the indenture governing the Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things: incur or guarantee additional debt or issue capital stock; pay dividends and make other distributions on, or redeem or repurchase, capital stock; make certain investments; incur certain liens; enter into transactions with affiliates; merge or consolidate; enter into agreements that restrict the ability of subsidiaries to make dividends, distributions or other payments to us or the guarantors; in the case of the indenture governing our Notes, designate restricted subsidiaries as unrestricted subsidiaries; and transfer or sell assets.

We and our subsidiaries are subject to covenants, representations and warranties in respect of the Revolver, including financial covenants as defined in the Amended Credit Agreement. See “Note 18 –Subsequent Events – Credit Facility” of our notes to our consolidated financial statements included in this Annual Report on Form 10-K.

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

If we sustain a decline in our operating results or available cash, we could experience difficulties in complying with the financial covenants contained in the Amended Credit Agreement. The failure to comply with such covenants could result in an event of default under the Revolver and by reason of cross-acceleration or cross-default provisions, other indebtedness may then become immediately due and payable. In addition, should an event of default occur, the lenders under our Revolver could elect to terminate their commitments thereunder, cease making loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the lenders under our Revolver to avoid being in default. If we breach our covenants under our Revolver and seek a waiver, we may not be able to obtain a waiver from the lenders thereunder. If this occurs, we would be in default under our Revolver, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to Technology, Cybersecurity and Intellectual Property

Social media platforms present risks and challenges that can cause damage to our brand and reputation.

The inappropriate and/or unauthorized use of social media platforms, including blogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons by our clients or employees could increase our costs, cause damage to our brand, lead to litigation or result in information leakage, including the improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking platforms could damage our reputation, brand image and goodwill.

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

Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Some U.S. states, including California, have also enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, such as the California Consumer Privacy Act and California Privacy Rights Act. New privacy laws in Colorado and Virginia will take effect in 2023, and we expect that other states will continue to adopt legislation in this area. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.

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

We have completed several strategic acquisitions of businesses in the last several years, including our acquisition of Miller Heiman Group, AchieveForum and Strategy Execution in fiscal 2020 and The Lucas Group and Patina Solutions Group, Inc. in fiscal 2022. Targeted acquisitions have been and continue to be part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on the extent to which acquisition opportunities become available; our success in bidding for the opportunities that do become available; negotiating terms that we believe are reasonable; and regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. Our Amended Credit Agreement limits us from consummating acquisitions unless we are in pro forma compliance with our financial covenants, and certain other conditions are met. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2022, goodwill and purchased intangibles accounted for approximately 21% and 3%, respectively, of our total assets. We review goodwill and intangible assets annually (or more frequently, if impairment indicators arise) for impairment. Future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

We operate in 53 countries and, during the year ended April 30, 2022, generated 49% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

▪	difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;
▪	difficulties in building and maintaining a competitive presence in existing and new markets;
▪	social, economic and political instability, including the repercussions of Russia’s attack on Ukraine;
▪	differences in cultures and business practices;
▪	statutory equity requirements;

▪	differences in accounting and reporting requirements;
▪	repatriation controls;
▪	differences in labor and market conditions;
▪	potential adverse tax consequences;
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

We are not obligated to pay dividends on our common stock. Despite our history of paying dividends, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings, capital requirements, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends is restricted by agreements governing our debt, including our Amended Credit Agreement and indenture governing our Notes, and by Delaware law.”

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

Our ability to pay dividends is restricted by agreements governing our debt, including our Amended Credit Agreement and indenture governing our Notes, and by Delaware law.

Both our Amended Credit Agreement and the indenture governing our Notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we redeem our Notes and amend our Amended Credit Agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our Revolver, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants that could limit in a significant manner or entirely our ability to pay dividends to you. Additionally, under the Delaware General Corporation Law (“DGCL”), our Board of Directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, as a result of these restrictions, we are required to reduce or eliminate the payment of dividends, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses by you.

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

Future changes in tax laws, treaties or regulations, and their interpretations or enforcement, may be unpredictable, particularly as taxing jurisdictions face an increasing number of political, budgetary and other fiscal challenges. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic and other factors outside of our control, making it increasingly difficult for multinational corporations like ourselves to operate with certainty about taxation in many jurisdictions. Recently, the Biden Administration has proposed changes to federal tax policies that could significantly change how corporations are taxed on U.S. as well as on foreign earnings. While the proposed changes are still under debate, they could adversely affect our business and our results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is in Los Angeles, California. We lease our corporate office as well as an additional 104 offices through which we conduct business that are located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2022, we leased an aggregate of approximately 1.2 million square feet of office space. The leases generally have remaining terms of 1 to 10 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

Name	Age as of April 30, 2022	Position
Gary D. Burnison	61	President and Chief Executive Officer
Robert P. Rozek	61	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	61	Chief Executive Officer, Consulting
Byrne Mulrooney	61	Chief Executive Officer, RPO Professional Search & Digital
Michael Distefano (1)	52	Chief Executive Officer, Professional Search

(1)	Appointed as an executive officer on June 15, 2022 under Rule 3b-7.

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

Michael Distefano has been the Chief Executive Officer, Professional Search and President of Search Innovation and Delivery Team since December 2020. Mr. Distefano joined the Company over 20 years ago in March of 2001 and served in various capacities since that time, including President of Korn Ferry Asia Pacific from May 2018 until April 2021 and prior to that as the Chief Marketing Officer from 2007 to 2021 and President of the Korn Ferry Institute. Prior to Korn Ferry, Mr. Distefano held leadership positions at GetSmart.com and Benefits Consulting, Inc. Mr. Distefano is a graduate of Bloomsburg University of Pennsylvania.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol KFY. On June 21, 2022, there were approximately 46,937 stockholders of record of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return of the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) the company-established peer groups for both 2022 and 2021. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2017 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

In fiscal 2022, we established a new peer group comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 11 companies: ASGN Inc. (ASGN), Cushman & Wakefield Plc. (CWK), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Jones Lang Lasalle Inc. (JLL), ManpowerGroup Inc. (MAN), PageGroup Plc. (MPGPF) and Robert Half International Inc. (RHI). We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, with significant global exposure that mirrors our global footprint and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

The 2021 peer group, presented for comparative purposes, consisted of Heidrick & Struggles International Inc. (HSII), Robert Half International Inc, (RHI), Willis Towers Watson Plc, (WLTW), Kforce Inc. (KFRC), Kelly Services Inc. (KELYA), TrueBlue Inc. (TBI), Insperity Inc. (NSP), FTI Consulting Inc. (FCN), CBIZ Inc. (CBZ), ICF International Inc. (ICFI), Huron Consulting Group Inc, (HURN) and Resources Connection Inc. (RGP).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (*)

Among Korn Ferry, the S&P 500 Index, 2021 Peer Group and 2022 Peer Group

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

(*)	$100 invested on April 30, 2017 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2022.

Capital Allocation Approach

The Company and its Board of Directors endorse a balanced approach to capital allocation that contemplates debt service cost. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive M&A transactions that earn a return superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below under “Dividends” and in more detail in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our indebtedness. See Note 11— Long Term Debt for a description of the Credit Agreement and indenture governing the Notes and Note 18 —Subsequent Events – Credit Facility for a description of the Amended Credit Agreement.

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors increased the quarterly dividends to $0.12 per share for fiscal 2021. On June 21, 2022, the Board of Directors approved a 25% increase to our quarterly dividends to $0.15 per share.

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

Stock Repurchase Program

On June 21, 2022, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $300 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $98.8 million, $30.4 million and $92.4 million of the Company’s common stock during fiscal 2022, 2021 and 2020, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2022 — February 28, 2022	240,000	$66.68	240,000	$80.4 Million
March 1, 2022 — March 31, 2022	453,182	$64.10	450,000	$51.5 Million
April 1, 2022 — April 30, 2022	346,698	$64.82	345,402	$29.1 Million
Total	1,039,880	$64.94	1,035,402

(1)	Represents withholding of 4,478 of restricted shares to cover taxes on vested restricted shares.
(2)

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program to an aggregate of $318 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, as well as the magnitude and duration of the impact of the global (“COVID-19”) pandemic on our business, employees, customers and our ability to provide services in affected regions constitute forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of COVID-19 and of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, inflationary pressures maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions, our indebtedness, the phase-out of LIBOR, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Our seven reportable segments operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. We support this work with a comprehensive range of some of the world’s leading lP and data. The Consulting teams employ an integrated approach across core solutions, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.

Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data and analytics to deliver clear insights with the training tools needed to align organizational structure with business strategy.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Our approach to placing talent that brings together our research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, and Executive Search Latin America).

4.

RPO and Professional Search focuses on delivering enterprise talent acquisition solutions to our clients, at the professional level. We leverage the power of people, process expertise, IP-enabled technology, and compensation information to do this. Transaction sizes range from single professional searches to team, department, line of business projects, and global outsource recruiting solutions.

The Company has seven reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America and RPO & Professional Search.

Highlights of our performance in fiscal 2022 include:

▪

Approximately 76% of the executive searches we performed in fiscal 2022 were for board level, chief executive and other senior executive and general management positions. Our more than 4,300 search engagement clients in fiscal 2022 included many of the world’s largest and most prestigious public and private companies.

▪

We have built strong client loyalty, with nearly 90% of the assignments performed during fiscal 2022 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

▪	Approximately 70% of our revenues were generated from clients that have utilized multiple lines of our business.
▪

In fiscal 2022, we acquired The Lucas Group, which brings substantial professional search and interim placement expertise to Korn Ferry and has enhanced our industry-leading search portfolio. We also recently acquired Patina Solutions Group, an interim executive search firm that is expected to bring access to a vast network of C-suite, top-tier, and professional interim talent.

Performance Highlights

On November 1, 2021, we completed the acquisition of The Lucas Group for $90.9 million, net of cash acquired. The Lucas Group contributes a substantial professional search and interim expertise that has enhance our search portfolio. The Lucas Group is a professional search and interim staffing firm, targeting middle market businesses. The addition of The Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search and RPO & Professional Search – is expected to accelerate our ability to capture additional share of this significant market. The Lucas Group is included in the RPO & Professional Search segment.

On April 1, 2022, we completed the acquisition of Patina Solutions Group for $42.9 million, net of cash acquired. Patina contributes a substantial interim executive solutions expertise across multiple industry verticals. Patina’s vast network of C-suite, top-tier, and professional interim talent spans functional area of expertise such as finance, operations, legal, human resources, IT and more. We believe this combination presents real, tangible opportunity for Korn Ferry and our clients looking for the right talent, who are highly agile, with specialized skills and expertise, to help them drive superior performance, including on an interim basis. Patina offers solutions for today’s nomadic labor market. Patina Solutions Group is included in the RPO & Professional Search segment.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). For fiscal 2022, Adjusted EBITDA excluded $7.9 million of integration/acquisition costs, a $7.4 million impairment of right-of-use assets and a $1.9 million impairment of fixed assets. For fiscal 2021, Adjusted EBITDA excluded $30.7 million of restructuring charges and $0.7 million of integration/acquisition costs. For fiscal 2020, Adjusted EBITDA excluded $58.6 million of restructuring charges, $12.2 million of integration/acquisition costs and $1.8 million of separation costs.

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

Fee revenue was $2,626.7 million during fiscal 2022, an increase of $816.7 million, or 45.1%, compared to $1,810.0 million in fiscal 2021, with increases in fee revenue across all lines of business primarily due to the increasing relevance of the Company’s solutions and the acquisition of companies in the RPO and Professional Search Segment. Exchange rates unfavorably impacted fee revenue by $2.8 million during fiscal 2022 compared to fiscal 2021. Net income attributable to Korn Ferry increased by $211.9 million during fiscal 2022 to $326.4 million from $114.5 million in fiscal 2021. Adjusted EBITDA was $538.9 million, an increase of $252.6 million during fiscal 2022, from Adjusted EBITDA of $286.3 million in fiscal 2021. During fiscal 2022, the Executive Search, RPO & Professional, Consulting, and Digital lines of business contributed $257.6 million, $165.1 million, $116.1 million, and $110.1 million, respectively, offset by Corporate expenses net of other income of $110.0 million.

Our cash, cash equivalents and marketable securities increased by $114.0 million to $1,211.1 million at April 30, 2022, compared to $1,097.1 million at April 30, 2021. This increase was mainly due to cash flows from operations as a result of cost savings initiatives that were put in place in fiscal 2021, partially offset by cash paid for the acquisitions of The Lucas Group and Patina Solutions net of cash acquired, repurchases of our common stock in the open market, the negative effect of exchange rate changes on cash and cash equivalents, purchases of property and equipment, interest payments on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”) and dividends paid to stockholders during fiscal 2022. As of April 30, 2022, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $164.2 million and a fair value of $168.7 million. Our vested obligations for which these assets were held in trust totaled $160.8 million as of April 30, 2022 and our unvested obligations totaled $24.0 million.

Our working capital increased by $38.6 million to $775.7 million in fiscal 2022. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of our debt obligations and dividend payments under our dividend policy in the next twelve months. We had $645.3 million and $646.0 million available for borrowing under our Revolver (as defined herein) at April 30, 2022 and 2021, respectively. As of April 30, 2022 and 2021, there was $4.7 million and $4.0 million of standby letters of credit issued, respectively, under our long-term debt arrangements. We had a total of $10.0 million and $11.0 million of standby letters of credits with other financial institutions as of April 30, 2022 and 2021, respectively.

Our Annual Report on Form 10-K for the year ended April 30,2021 includes a discussion and analysis of our financial condition and results of operations for the year ended April 30, 2021 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Revenue is recognized when control of the goods and services is transferred to the customer, in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification 606 (“ASC 606”), Revenue from Contracts with Customers: 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

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

Fee revenue from Executive Search and Professional Search activities is generally one-third of the estimated first year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

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

Carrying Values. Valuations are required under GAAP to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are carrying value of receivables, goodwill, other intangible assets, share-based payments, leases and recoverability of deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test when performing the quantitative test is determined utilizing (1) a discounted cash flow analysis based on forecasted cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and (2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). We also reconcile the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any.

We perform an annual impairment test each year as of January 31, or more frequently if impairment indicators arise. The qualitative test performed as of January 31, 2022 did not indicate any impairment, and therefore there was no need to perform a quantitative test. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and as a result, no impairment charge was recognized. There was no indication of potential impairment through April 30, 2022 that would have required further testing.

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

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2022	2021	2020
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.6	0.5	2.3
Total revenue	100.6	100.5	102.3
Compensation and benefits	66.3	71.7	67.2
General and administrative expenses	9.0	10.6	13.4
Reimbursed expenses	0.6	0.5	2.3
Cost of services	4.4	4.0	4.4
Depreciation and amortization	2.4	3.4	2.9
Restructuring charges, net	-	1.7	3.0
Operating income	17.9	8.6	9.1
Net income	12.6%	6.4%	5.5%
Net income attributable to Korn Ferry	12.4%	6.3%	5.4%

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2022		2021		2020
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$650,204	24.8%	$515,844	28.5%	543,095	28.1%
Digital	349,025	13.3	287,306	15.9	292,366	15.1
Executive Search:
North America	605,704	23.1	397,275	21.9	434,624	22.5
EMEA	182,192	6.9	138,954	7.7	170,314	8.8
Asia Pacific	118,596	4.5	83,306	4.6	98,132	5.1
Latin America	29,069	1.1	17,500	1.0	29,400	1.5
Total Executive Search	935,561	35.6	637,035	35.2	732,470	37.9
RPO & Professional Search	691,928	26.3	369,862	20.4	364,801	18.9
Total fee revenue	2,626,718	100.0%	1,810,047	100.0%	1,932,732	100.0%
Reimbursed out-of-pocket engagement expense	16,737		9,899		44,598
Total revenue	$2,643,455		$1,819,946		$1,977,330

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

	Year Ended April 30, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$650,204	$349,025	$605,704	$182,192	$118,596	$29,069	$935,561	$691,928	$—	$2,626,718
Total revenue	$654,199	$349,437	$609,258	$182,866	$118,705	$29,079	$939,908	$699,911	$—	$2,643,455

Net income attributable to Korn Ferry										$326,360
Net income attributable to noncontrolling interest										4,485
Other loss, net										11,880
Interest expense, net										25,293
Income tax provision										102,056
Operating income										$470,074
Depreciation and amortization										63,521
Other loss, net										(11,880)
Integration/acquisition costs										7,906
Impairment of fixed assets										1,915
Impairment of right of use assets										7,392
Adjusted EBITDA	$116,108	$110,050	$181,615	$31,804	$35,105	$9,089	$257,613	$165,141	$(109,984)	$538,928
Adjusted EBITDA margin	17.9%	31.5%	30.0%	17.5%	29.6%	31.3%	27.5%	23.9%		20.5%

	Year Ended April 30, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$515,844	$287,306	$397,275	$138,954	$83,306	$17,500	$637,035	$369,862	$—	$1,810,047
Total revenue	$517,046	$287,780	$399,104	$139,213	$83,463	$17,500	$639,280	$375,840	$—	$1,819,946

Net income attributable to Korn Ferry										$114,454
Net income attributable to noncontrolling interest										1,108
Other income, net										(37,194)
Interest expense, net										29,278
Income tax provision										48,138
Operating income										$155,784
Depreciation and amortization										61,845
Other income, net										37,194
Integration/acquisition costs										737
Restructuring charges, net										30,732
Adjusted EBITDA	$81,522	$86,095	$98,099	$11,742	$16,676	$1,289	$127,806	$69,411	$(78,542)	$286,292
Adjusted EBITDA margin	15.8%	30.0%	24.7%	8.5%	20.0%	7.4%	20.1%	18.8%		15.8%

	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Subtotal	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$732,470	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$749,208	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry										$104,946
Net income attributable to noncontrolling interest										2,071
Other loss, net										2,879
Interest expense, net										22,184
Income tax provision										43,945
Operating income										$176,025
Depreciation and amortization										55,311
Other loss, net										(2,879)
Integration/acquisition costs										12,152
Restructuring charges, net										58,559
Separation costs										1,783
Adjusted EBITDA	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$181,079	$60,168	$(84,461)	$300,951
Adjusted EBITDA margin	11.2%	28.4%	27.8%	18.2%	23.3%	21.8%	24.7%	16.5%		15.6%

Fiscal 2022 Compared to Fiscal 2021

Fee Revenue

Fee Revenue. Fee revenue increased by $816.7 million, or 45.1%, to $2,626.7 million in fiscal 2022 compared to $1,810.0 million in fiscal 2021. Exchange rates unfavorably impacted fee revenue by $2.8 million, in fiscal 2022 compared to fiscal 2021. The higher fee revenue was attributable to increases in all lines of business primarily due to an increase in new business driven by the increased relevance of the Company’s solutions and the acquisition of companies in the RPO & Professional Search. Further, COVID-19 had adversely impacted demand for the Company’s services on a worldwide basis in fiscal 2021.

Consulting. Consulting reported fee revenue of $650.2 million in fiscal 2022, an increase of $134.4 million, or 26%, compared to $515.8 million in fiscal 2021. The increase in fee revenue was partially driven by our Organizational Strategy work in organization and job redesign, people strategy and culture transformation. In addition, our diversity, equity & inclusion (“DE&I”) business remained strong in fiscal 2022 as we helped clients move the needle on their diversity efforts. Also, greater expectations for organizations to be a force for good in society more broadly has been increasing demand for our environmental and social governance (“ESG”) and sustainability offerings. Leadership Development continues to focus on the importance of increasing employee engagement through coaching and structured leadership workshops. Assessment and Succession increased as clients rely on Korn Ferry’s robust data, science and IP to fuel leadership and scaled workforce transformations. Finally, growth in Total Rewards was fueled by global compensation and retention challenges associated with labor market dislocation; merger & acquisition and IPO activity; and increased focus on executive pay and governance issues, all of which increased pressure to offer higher and more competitive compensation. Exchange rates unfavorably impacted fee revenue by $2.8 million, or 1%, compared to fiscal 2021.

Digital. Digital reported fee revenue of $349.0 million in fiscal 2022, an increase of $61.7 million, or 21%, compared to $287.3 million in fiscal 2021. The increase in fee revenue was primarily due to Professional Development where we targeted new offerings and partnerships in fiscal 2022 to meet the growing need of companies focusing on sales effectiveness. We had double digit increases in fee revenue across our other solutions focusing on assessment, total rewards and organizational strategy as companies focused on retaining and rewarding key talent to reduce levels of attrition from dislocation in the labor markets. Exchange rates unfavorably impacted fee revenue by $1.8 million, or 1%, compared to fiscal 2021.

Executive Search North America. Executive Search North America reported fee revenue of $605.7 million in fiscal 2022, an increase of $208.4 million, or 52%, compared to $397.3 million in fiscal 2021. Exchange rates favorably impacted fee revenue by $1.3 million in fiscal 2022 compared to fiscal 2021. North America’s fee revenue was higher due to a 35% increase in the number of engagements billed and a 12% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2022 compared to fiscal 2021.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $182.2 million in fiscal 2022, an increase of $43.2 million, or 31%, compared to $139.0 million in fiscal 2021. Exchange rates unfavorably impacted fee revenue by $0.5 million in fiscal 2022 compared to fiscal 2021. The increase in fee revenue was due to a 15% increase in the number of engagements billed and a 14% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2022 compared to fiscal 2021. The performance in the United Kingdom, France, the United Arab Emirates and Belgium were the primary contributors to the increase in fee revenue in fiscal 2022 compared to fiscal 2021, driving $31.0 million of increased revenue.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $118.6 million in fiscal 2022, an increase of $35.3 million, or 42%, compared to $83.3 million in fiscal 2021. Exchange rates favorably impacted fee revenue by $0.6 million, or 1%, in fiscal 2022 compared to fiscal 2021. The increase in fee revenue was due to a 27% increase in the number of engagements billed and an 11% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2022 compared to fiscal 2021. The performance in Australia, India, China and Singapore were the primary contributors to the increase in fee revenue in fiscal 2022 compared to fiscal 2021, contributing $28.8 million of increased fee revenue.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $29.1 million in fiscal 2022, an increase of $11.6 million, or 66%, compared to $17.5 million in fiscal 2021. Exchange rates favorably impacted fee revenue by $0.2 million, or 1%, in fiscal 2022 compared to fiscal 2021. The increase in fee revenue was due to a 34% increase in the number of engagements billed and a 22% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2022 compared to fiscal 2021. The performance in Mexico, Brazil and Chile were the primary contributors to the increase in fee revenue in fiscal 2022 compared to fiscal 2021, driving $9.4 million of increased revenue.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $691.9 million in fiscal 2022, an increase of $322.0 million, or 87%, compared to $369.9 million in fiscal 2021. Exchange rates favorably impacted fee revenue by $0.2 million compared to fiscal 2021. The increase in fee revenue was due to higher fee revenue in

Professional Search of $166.2 million and RPO of $155.8 million due to wider adoption of RPO services in the market. The increase in Professional Search is due to an 86% increase in engagements billed and a 21% increase in the weighted-average fees billed per engagement in fiscal 2022 compared to fiscal 2021. The increase in Professional Search was also due to the acquisition of The Lucas Group and Patina Solutions Group (“Acquisitions”), which contributed $69.3 million and $4.1 million of fee revenue, respectively.

Compensation and Benefits

Compensation and benefits expense increased $443.6 million, or 34% to $1,741.5 million in fiscal 2022 from $1,297.9 million in fiscal 2021. Exchange rates favorably impacted compensation and benefits by $0.3 million in fiscal 2022 compared to fiscal 2021. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $230.4 million, performance-related bonus expense of $160.3 million, amortization of long-term incentive awards of $16.4 million, employer insurance of $13.8 million and the use of outside contractors of $9.3 million. These increases were due to the increase in fee revenue combined with increases in overall profitability and average headcount. Also contributing to higher compensation and benefit expense was an increase in commission expense of $28.5 million due to the Acquisitions, partially offset by a decrease in deferred compensation expenses of $30.7 million as a result of decreases in the fair value of participants’ accounts in fiscal 2022 compared to fiscal 2021. Compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in fiscal 2022 from 72% in fiscal 2021.

Consulting compensation and benefits expense increased by $90.5 million, or 25%, to $450.9 million in fiscal 2022 from $360.4 million in fiscal 2021. Exchange rates favorably impacted compensation and benefits by $1.2 million in fiscal 2022 compared to fiscal 2021. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $48.9 million, performance-related bonus expense of $24.5 million, amortization of long-term incentive awards of $5.0 million and employer insurance of $2.7 million due to an increase in fee revenue combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in fiscal 2022 from 70% in fiscal 2021.

Digital compensation and benefits expense increased by $31.1 million, or 21%, to $177.8 million in fiscal 2022 from $146.7 million in fiscal 2021. The impact of exchange rates was essentially flat in fiscal 2022 compared to fiscal 2021. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $11.4 million, salaries and related payroll taxes of $7.9 million and commission expenses of $5.8 million in fiscal 2022 compared to fiscal 2021 as a result of an increase in fee revenue combined with increases in overall profitability and average headcount. Digital compensation and benefits expense, as a percentage of fee revenue, was 51% in both fiscal 2022 and fiscal 2021.

Executive Search North America compensation and benefits expense increased by $77.6 million, or 26%, to $377.1 million in fiscal 2022 compared to $299.5 million in fiscal 2021. Exchange rates unfavorably impacted compensation and benefits by $0.7 million in fiscal 2022 compared to fiscal 2021. The increase was primarily due to increases in performance-related bonus expense of $82.6 million and salaries and related payroll taxes of $24.6 million due to the increase in fee revenue combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021. The increases in compensation and benefit expense was partially offset by a decrease in the amounts owed under certain deferred compensation and retirement plans $35.4 million due to a decrease in the fair market value of the participants’ accounts in fiscal 2022 compared to fiscal 2021. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in fiscal 2022 from 75% in fiscal 2021.

Executive Search EMEA compensation and benefits expense increased by $22.0 million, or 20%, to $133.1 million in fiscal 2022 compared to $111.1 million in fiscal 2021. Exchange rates favorably impacted compensation and benefits by $0.5 million in fiscal 2022 compared to fiscal 2021. The increase was primarily due to higher salaries and related payroll taxes of $12.6 million and performance-related bonus expense of $8.2 million in fiscal 2022 compared to fiscal 2021 due to the increase in fee revenue combined with an increase in overall profitability. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, decreased to 73% in fiscal 2022 from 80% in fiscal 2021.

Executive Search Asia Pacific compensation and benefits expense increased by $14.0 million, or 24%, to $72.3 million in fiscal 2022 compared to $58.3 million in fiscal 2021. Exchange rates unfavorably impacted compensation and benefits by $0.4 million, or 1%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to increases in performance-related bonus expense of $10.2 million and salaries and related payroll taxes of $6.2 million in fiscal 2022 compared to fiscal 2021 due to an increase in fee revenue combined with an increase overall profitability. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, decreased to 61% in fiscal 2022 from 70% in fiscal 2021.

Executive Search Latin America compensation and benefits expense increased by $4.3 million, or 30%, to $18.4 million in fiscal 2022 compared to $14.1 million in fiscal 2021. Exchange rates unfavorably impacted compensation and benefits by $0.3 million, or 2%, in fiscal 2022 compared to fiscal 2021. The increase was primarily due to higher salaries and related payroll taxes of $2.0 million and performance-related bonus expense of $1.4 million in fiscal 2022 compared to fiscal 2021 due to an increase in fee revenue combined with an increase in overall profitability. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in fiscal 2022 from 80% in fiscal 2021.

RPO & Professional Search compensation and benefits expense increased by $187.4 million, or 71%, to $452.0 million in fiscal 2022 from $264.6 million in fiscal 2021. The impact of exchange rates was essentially flat in fiscal 2022 compared to fiscal 2021. The increase was due to higher salaries and related payroll taxes of $122.1 million, performance-related bonus expense of $17.6 million, employer insurance of $8.4 million and the use of outside contractors of $5.0 million due to the increase in fee revenue combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021. Also contributing to the increase in compensation and benefit was an increase in commission expenses of $22.7 million and integration and acquisition costs of $1.9 million driven by the Acquisitions. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in fiscal 2022 from 72% in fiscal 2021.

Corporate compensation and benefits expense increased by $16.5 million, or 38%, to $59.7 million in fiscal 2022 from $43.2 million in fiscal 2021. The increase of $7.2 million was due to the changes in cash surrender value (“CSV”) of the company-owned life insurance (“COLI”) contracts due to lower death benefits recognized in fiscal 2022 compared to fiscal 2021. Also contributing to the increase was higher salaries and related payroll taxes of $6.0 million and performance-related bonus expense of $4.2 million due to an increase in consolidated fee revenue, combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021.

General and Administrative Expenses

General and administrative expenses increased $45.5 million, or 24%, to $237.3 million in fiscal 2022 compared to $191.8 million in fiscal 2021. Exchange rates favorably impacted general and administrative expenses by $0.9 million in fiscal 2022 compared to fiscal 2021. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $14.0 million, which contributed to the increase in fee revenue and new business in fiscal 2022, as well as an increase in premise and office expense of $6.9 million, bad debt expense of $5.8 million and legal and other professional fees of $5.3 million. In addition the Company recorded impairment charges associated with the reduction of the Company’s real estate footprint of $9.3 million and integration and acquisition costs of $6.0 million incurred with the acquisition of The Lucas Group that closed on November 1, 2021 and Patina Solutions Group that closed on April 1, 2022. General and administrative expenses, as a percentage of fee revenue, decreased to 9% in fiscal 2022 from 11% in fiscal 2021.

Consulting general and administrative expenses increased by $2.9 million, or 6%, to $51.5 million in fiscal 2022 compared to $48.6 million in fiscal 2021. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint of $2.8 million in fiscal 2022. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 8% in fiscal 2022 from 9% in fiscal 2021.

Digital general and administrative expenses increased by $1.9 million, or 7%, to $31.0 million in fiscal 2022 compared to $29.1 million in fiscal 2021. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint of $1.5 million in fiscal 2022. Digital general and administrative expenses, as a percentage of fee revenue, decreased to 9% in fiscal 2022 from 10% in fiscal 2021.

Executive Search North America general and administrative expenses increased by $3.9 million, or 14%, to $30.8 million in fiscal 2022 from $26.9 million in fiscal 2021. The increase in general and administrative expenses was primarily due to increases in business development expenses of $2.4 million and bad debt expense of $0.7 million. Executive Search North America general and administrative expenses, as a percentage of fee revenue, was 5% in fiscal 2022 compared to 7% in fiscal 2021.

Executive Search EMEA general and administrative expenses increased by $2.0 million, or 13%, to $18.0 million in fiscal 2022 from $16.0 million in fiscal 2021. The increase in general and administrative expenses was primarily due to impairment charges associated with the reduction of the Company’s real estate footprint of $1.1 million and the impact of foreign currency with foreign exchange losses of $0.7 million in fiscal 2022 compared to foreign currency gains of $0.3 million in fiscal 2021. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue was 10% in fiscal 2022 compared to 12% in fiscal 2021.

Executive Search Asia Pacific general and administrative expenses increased by $2.4 million, or 28%, to $11.0 million in fiscal 2022 from $8.6 million in fiscal 2021. The increase in general and administrative expenses was primarily due to higher bad debt expense of $1.0 million in fiscal 2022 compared to fiscal 2021. Executive Search

Asia Pacific general and administrative expenses, as a percentage of fee revenue, was 9% in fiscal 2022 compared to 10% in fiscal 2021.

Executive Search Latin America general and administrative expenses decreased by $1.3 million, or 59%, to $0.9 million in fiscal 2022 from $2.2 million in fiscal 2021. The decrease in general and administrative expenses was primarily due to lower premise and office expenses of $1.4 million in fiscal 2022 compared to fiscal 2021. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, was 3% in fiscal 2022 compared to 12% in fiscal 2021.

RPO & Professional Search general and administrative expenses increased by $15.8 million, or 64%, to $40.6 million in fiscal 2022 from $24.8 million in fiscal 2021. The increase in general and administrative expenses was primarily due to an increase in premise and office expense $5.3 million, higher bad debt expense of $3.7 million, impairment charges associated with the reduction of the Company’s real estate footprint of $3.9 million and integration and acquisition costs associated with the Acquisitions of $1.8 million. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 6% in fiscal 2022 compared to 7% in fiscal 2021.

Corporate general and administrative expenses increased by $18.0 million, or 51%, to $53.5 million in fiscal 2022 compared to $35.5 million in fiscal 2021. The increase in general and administrative expenses was primarily due to higher marketing expense of $7.2 million, integration and acquisition costs of $4.2 million incurred with the Acquisitions in fiscal 2022, legal and other professional fees of $3.8 million and an increase of $1.5 million in charitable contributions in fiscal 2022 compared to fiscal 2021.

Cost of Services Expense

Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search, Consulting and Digital. Cost of services expense was $114.4 million in fiscal 2022 compared to $72.0 million in fiscal 2021. The increase was due to an increase in fee revenue and the Acquisitions. Cost of services expense, as a percentage of fee revenue, was 4% in both fiscal 2022 and fiscal 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $63.5 million in fiscal 2022, an increase of $1.7 million, or 3%, compared to $61.8 million in fiscal 2021. The increase was primarily due to the technology investments made in the current and prior year in software for our Digital business and the Acquisitions.

Restructuring Charges, Net

There were no restructuring charges, net during fiscal 2022. In April 2020, we implemented a restructuring plan in response to the uncertainty caused by COVID-19 that resulted in reductions in our workforce in the fourth quarter of fiscal 2020. We continued the implementation of this plan in fiscal 2021 and as a result recorded restructuring charges, net of $30.7 million of severance costs in fiscal 2021.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $211.9 million to $326.4 million in fiscal 2022 compared to $114.5 million in fiscal 2021. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue of $816.7 million, which was driven by the factors discussed above, and restructuring charges, net of $30.7 million incurred in fiscal 2021. This was partially offset by increases in compensation and benefits expense of $443.6 million, cost of services expense of $42.4 million associated with the higher levels of business demand, a higher income tax provision of $54.0 million and general and an increase in administrative expenses of $45.5 million. The rest of the change is due to other loss, net of $11.9 million in fiscal 2022 compared to other income, net of $37.2 million in fiscal 2021. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 12% in fiscal 2022 as compared to 6% in fiscal 2021.

Adjusted EBITDA

Adjusted EBITDA increased by $252.6 million to $538.9 million in fiscal 2022 compared to $286.3 million in fiscal 2021. The increase in Adjusted EBITDA was driven by the increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs and impairment charges). Adjusted EBITDA, as a percentage of fee revenue, was 21% and 16% in fiscal 2022 and 2021.

Consulting Adjusted EBITDA was $116.1 million in fiscal 2022, an increase of $34.6 million, or 42%, compared to $81.5 million in fiscal 2021. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense and cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in fiscal 2022 compared to 16% in fiscal 2021.

Digital Adjusted EBITDA was $110.1 million in fiscal 2022, an increase of $24.0 million, or 28%, compared to $86.1 million in fiscal 2021. The increase in Adjusted EBITDA was mainly driven by the increase in fee revenue in the segment, as well as cost savings realized from work being conducted virtually. These changes were partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense in fiscal 2022 compared to fiscal 2021. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% in fiscal 2022 as compared to 30% in fiscal 2021.

Executive Search North America Adjusted EBITDA increased by $83.5 million, or 85%, to $181.6 million in fiscal 2022 compared to $98.1 million in fiscal 2021. The increase was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 30% in fiscal 2022 compared to 25% in fiscal 2021.

Executive Search EMEA Adjusted EBITDA increased by $20.1 million, or 172%, to $31.8 million in fiscal 2022 compared to $11.7 million in fiscal 2021. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges). Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% in fiscal 2022 compared to 8% in fiscal 2021.

Executive Search Asia Pacific Adjusted EBITDA increased by $18.4 million, or 110%, to $35.1 million in fiscal 2022 compared to $16.7 million in fiscal 2021. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in the compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 30% in fiscal 2022 compared to 20% in fiscal 2021.

Executive Search Latin America Adjusted EBITDA increased by $7.8 million to $9.1 million in fiscal 2022 compared to $1.3 million in fiscal 2021. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefit expense. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 31% in fiscal 2022 compared to 7% in fiscal 2021.

RPO & Professional Search Adjusted EBITDA was $165.1 million in fiscal 2022, an increase of $95.7 million, or 138%, compared to $69.4 million in fiscal 2021. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding impairment charges and integration and acquisition costs). RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in fiscal 2022 compared to 19% in fiscal 2021.

Other (Loss) Income Net,

Other loss, net was $11.9 million in fiscal 2022 compared to other income, net of $37.2 million in fiscal 2021. The difference was primarily due to losses from the fair value of our marketable securities in fiscal 2022 compared to gains in fiscal 2021.

Interest Expense, Net

Interest expense, net primarily relates to our Notes issued in December 2019 and borrowings under our COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $25.3 million in fiscal 2022 compared to $29.3 million in fiscal 2021. Interest expense, net decreased due to interest income earned on the death benefits received from our COLI policies in fiscal 2022 and lower interest expense on borrowings under our COLI policies in fiscal 2022 compared to fiscal 2021 due to the lower amount of borrowings outstanding.

Income Tax Provision

The provision for income tax was $102.1 million in fiscal 2022 compared to $48.1 million in fiscal 2021. This reflects a 24% effective tax rate for fiscal 2022 compared to a 29% effective tax rate for fiscal 2021. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the lower effective tax rate in fiscal 2022 was partially attributable to a tax benefit recorded in connection with tax credits claimed in the current year for eligible research and development expenditures. The fiscal 2021 effective tax rate was higher due to a tax expense recorded for withholding taxes on intercompany dividends that are not eligible for credit and a shortfall recorded in connection with stock-based awards that vested in fiscal 2021. The shortfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is less than the expense recorded in the Company’s financial statements over the awards’ vesting period. Conversely, the Company recorded a tax benefit for a windfall in connection with stock-based awards that vested in fiscal 2022.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest was $4.5 million and $1.1 million in fiscal 2022 and fiscal 2021, respectively.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Amended Credit Agreement (defined below) as well as using excess cash to repay the Notes.

On April 1, 2022, we completed the acquisition of Patina Solutions Group for $42.9 million, net of cash acquired. We believe Patina Solutions Group contributes a substantial interim executive solutions expertise across multiple industry verticals as well as offers ideal solutions for today’s nomadic labor market. Patina Solutions Group’s vast network of C-suite, top-tier, and professional interim talent spans functional areas of expertise such as finance, operations, legal, human resources, IT and more. This combination presents real, tangible opportunity for Korn Ferry and our clients looking for the right talent, who are highly agile, with specialized skills and expertise, to help them drive superior performance, including on an interim basis. Patina Solutions Group offers.

On November 1, 2021, we completed the acquisition of The Lucas Group for $90.9 million, net of cash acquired. The Lucas Group contributes a substantial professional search and interim expertise that is expected to enhance our search portfolio. The Lucas Group is a professional search and interim staffing firm, targeting middle market businesses. The addition of The Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search, RPO & Professional Search – is expected to accelerate our ability to capture additional share of this significant market.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility (the “Prior Credit Agreement”) and to pay expenses and fees in connection therewith. As of April 30, 2022, the fair value of the Notes was $379.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On December 16, 2019, we also entered into a senior secured $650.0 million credit agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 11—Long-Term Debt for a description of the Credit Agreement. We had a total of $645.3 million and $646.0 million available under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) after $4.7 million and $4.0 million of standby letters of credit had been issued as of April 30, 2022 and 2021, respectively. We had a total of $10.0 million and $11.0 million of standby letters of credits with other financial institutions as of April 30, 2022 and 2021, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.
One June 24, 2022, we entered into an Amendment to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things, extend the existing maturity date and provide for a new delayed draw term loan facility. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility and a $500 million delayed draw term loan facility. The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million. See Note 18—Subsequent Events – Credit Facility for a further description of the Amended Credit Agreement.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021, the Board of Directors increased the quarterly dividend to $0.12 per share. On June 21, 2022, the Board of Directors approved a 25% increase in the quarterly dividend, which increased the quarterly dividend to $0.15 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $98.8 million and $30.4 million of the Company’s stock during fiscal 2022 and 2021, respectively. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Amended Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Amended Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $1,211.1 million and $1,097.1 million as of April 30, 2022 and 2021, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $605.4 million and $642.1 million at April 30, 2022 and 2021, respectively. As of April 30, 2022 and 2021, we held $416.7 million and $382.8 million, respectively of cash and cash equivalents and marketable securities in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of April 30, 2022 and 2021, marketable securities of $233.0 million and $246.4 million, respectively, included equity securities of $168.7 million (net of gross unrealized gains of $10.7 million and gross unrealized losses of $6.1 million) and $175.6 million (net of gross unrealized gains of $30.0 million and gross unrealized losses of $0.1 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $158.7 million and $166.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $160.8 million and $157.3 million as of April 30, 2022 and 2021, respectively. Unvested obligations under the deferred compensation plans totaled $24.0 million and $26.5 million as of April 30, 2022 and 2021, respectively.

The net increase in our working capital of $38.6 million as of April 30, 2022 compared to April 30, 2021 is primarily attributable to increases in cash and cash equivalents and accounts receivables, partially offset by increases in compensation and benefits payable and other accrued liabilities. Cash and cash equivalents increased primarily due to cash from operations, partially offset by the Acquisitions, purchase of property and equipment, repurchase of common stock and dividends issued to shareholders. The increase in accounts receivable was due to higher revenue in the fourth quarter of fiscal 2022 compared to fiscal 2021. Compensation and benefits payable increased due to higher performance-related bonus liability as a result of higher fee revenue while the increase in other accrued liabilities was due to higher levels of new business. Cash provided by operating activities was $501.7 million in fiscal 2022, an increase of $250.3 million, compared to $251.4 million in fiscal 2021.

Cash used in investing activities was $184.3 million in fiscal 2022 compared to $61.4 million in fiscal 2021. An increase in cash used in investing activities was primarily due to $133.8 million in cash paid for the Acquisitions, an increase in the purchase of property and equipment of $18.3 million and a decrease in proceeds received from life insurance policies of $15.3 million. This was partially offset by an increase of proceeds received from sales of marketable securities for $22.8 million and a decrease in purchase of marketable securities for $21.5 million in fiscal 2022 compared to fiscal 2021.

Cash used in financing activities was $137.4 million in fiscal 2022 compared to cash used in financing activities of $66.9 million in fiscal 2021. The increase in cash used in financing activities was primarily due to an increase in repurchases of shares of the Company’s common stock of $65.9 million in fiscal 2022 compared to fiscal 2021, higher cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $18.5 million in fiscal 2022 compared to $5.0 million in fiscal 2021 and an increase of $4.3 million in dividends paid to our shareholders. This was partially offset by less payments made on life insurance policy loans of $12.1 million in fiscal 2022 compared to fiscal 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2022:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	15	$222,862	$55,890	$87,643	$55,345	$23,984
Finance lease commitments	15	2,835	1,115	1,299	421	—
Accrued restructuring charges	13	1,502	1,001	—	—	501
Interest payments on COLI loans (2)	11	35,855	4,421	8,832	8,621	13,981
Long-term debt	11	400,000	—	—	—	400,000
Estimated interest on long-term debt (3)	11	111,000	18,500	37,000	37,000	18,500
Total		$774,054	$80,927	$134,774	$101,387	$456,966

(1)	See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)

Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $449.3 million at April 30, 2022.

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

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2022 and 2021, we held contracts with gross cash surrender value (“CSV”) of $263.2 million and $241.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $79.8 million and $80.0 million as of April 30, 2022 and 2021, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2022 and 2021, the net cash value of these policies was $183.3 million and $161.3 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $449.3 million and $443.9 million at April 30, 2022 and 2021, respectively.

Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2022.

Accounting Developments

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. We adopted this guidance in our fiscal year beginning May 1, 2021 and we elected to apply the amendments prospectively through December 12, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In October 2021, the FASB issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022. The amendment should be applied prospectively to business combinations that occur after the effective date. We will adopt this guidance in our fiscal year beginning May 1, 2023. We are currently evaluating the impact of this accounting guidance but do not anticipate that it will have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest rates. We manage our exposure to these risks in the normal course of our business as described below.

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at daily rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss, net on our consolidated balance sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2022, 2021 and 2020, we recorded foreign currency losses of $1.2 million, $2.7 million and $4.1 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Euro, Canadian Dollar, Singapore Dollar, Brazilian Real, Mexican Peso, Danish Krone, Swiss Franc, Korean Won and South African Rand. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2022, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $13.0 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of April 30, 2022 and 2021, there were no amounts outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility, and fees relating to the issuance of letters of credit. During fiscal 2020, the average interest rate on current and previous term loans was 3.34%.

We had $79.8 million and $80.0 million of borrowings against the CSV of COLI contracts as of April 30, 2022 and 2021, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of April 30, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and, when applicable, “Delinquent Section 16(a) Reports” and elsewhere in our 2022 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” and elsewhere in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2022 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

Financial Statements.

a)	The following documents are filed as part of this report:

1.	Index to Financial Statements:	Page
	See Consolidated Financial Statements included as part of this Annual Report on Form 10-K.	F-1
2.	Index to Financial Statement Schedules:
	All schedules have been omitted because the required information is included in the financial statements or notes thereto, or because it is not required.	_
3.	Index to Exhibits:
	See exhibits listed under Part (b) below.	46
b)	Exhibits:

Exhibit Number	Description
2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated as of September 23, 2015, filed as Exhibit 2.1 to the Company’s Form 8-K, filed September 24, 2015.
2.2+	Letter Agreement dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Form 8-K, filed December 2, 2015.
2.3+	Letter Agreement dated April 19, 2018, by and between Korn/Ferry International and HG (Bermuda) Limited.
3.1+	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2+	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
4.2+	Description of Securities, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
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

10.15*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10.16*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.17*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed October 2, 2012.
10.18*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.19*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.20*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of January 1, 2019, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.21*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of December 4, 2019, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2020.
10.22*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 15, 2015.
10.23*+	Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.24*+	Korn Ferry Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed June 28,2019.
10.25*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, as of December 4, 2019, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2020.
10.26*+	Third Amendment and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.27*+	Fourth Amended and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Form 8-K, filed October 7, 2019.
10.28*+	Summary of Non-Employee Director Compensation Program Effective December 7, 2016, filed as Exhibit 10.1 to the Company’s 10-Q, filed March 10, 2017.
10.29*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors under the 2008 Stock Incentive Plan, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.30*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.31*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.32*+	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.33+

Credit Agreement, dated December 16, 2019, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Form 8-K, filed December 16, 2019.

10.34*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective June 1, 2020, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
10.35*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective July 1, 2020, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
10.36*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, effective July 1, 2021, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.37*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective July 1, 2021, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.38*+	Form of Unit Award Agreement under Amended and Restated Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K.
10.39*+	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Gary Burnison, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K.
10.40*+	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Robert Rozek, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K.
10.41*+	Employment Agreement dated June 28, 2021 between the Company and Byrne Mulrooney, filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K.
10.42*+	Employment Agreement dated June 28, 2021 between the Company and Mark Arian, filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K.
10.43	First Amendment to Credit Agreement, dated June 24, 2022, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto.
21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, had been formatted in Inline XBRL and included as Exhibit 101.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.

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

Date:  June 28, 2022

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

Signature	Title	Date

/s/ CHRISTINA A. GOLD Christina A. Gold	Chairman of the Board and Director	June 28, 2022
/s/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2022
/s/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2022
/s/ DOYLE N. BENEBY Doyle N. Beneby	Director	June 28, 2022
/s/ LAURA BISHOP Laura Bishop	Director	June 28, 2022
/s/ JERRY LEAMON Jerry Leamon	Director	June 28, 2022
/s/ ANGEL MARTINEZ Angel Martinez	Director	June 28, 2022
/s/ DEBRA J. PERRY Debra J. Perry	Director	June 28, 2022
/s/ LORI ROBINSON Lori Robinson	Director	June 28, 2022
/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 28, 2022

KORN FERRY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2022

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2022 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2022, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Korn Ferry:

Opinion on Internal Control over Financial Reporting

We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2022 and the related notes and our report dated June 28, 2022 expressed an unqualified opinion thereon.

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

June 28, 2022

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Korn Ferry

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the “Company”) as of April 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2022 expressed an unqualified opinion thereon.

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

Los Angeles, California

June 28, 2022

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2022	2021
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$978,070	$850,778
Marketable securities	57,244	63,667
Receivables due from clients, net of allowance for doubtful accounts of $36,384 and $29,324 at April 30, 2022 and 2021, respectively	590,260	448,733
Income taxes and other receivables	31,884	40,024
Unearned compensation	60,749	53,206
Prepaid expenses and other assets	41,763	30,724
Total current assets	1,759,970	1,487,132

Marketable securities, non-current	175,783	182,692
Property and equipment, net	138,172	131,778
Operating lease right-of-use assets, net	167,734	174,121
Cash surrender value of company-owned life insurance policies, net of loans	183,308	161,295
Deferred income taxes	84,712	73,106
Goodwill	725,592	626,669
Intangible assets, net	89,770	92,949
Unearned compensation, non-current	118,238	102,356
Investments and other assets	21,267	24,428
Total assets	$3,464,546	$3,056,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$50,932	$44,993
Income taxes payable	34,450	23,041
Compensation and benefits payable	547,826	394,606
Operating lease liability, current	48,609	47,986
Other accrued liabilities	302,408	239,444
Total current liabilities	984,225	750,070

Deferred compensation and other retirement plans	357,175	346,455
Operating lease liability, non-current	151,212	155,998
Long-term debt	395,477	394,794
Deferred tax liabilities	2,715	3,832
Other liabilities	24,153	36,602
Total liabilities	1,914,957	1,687,751

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 75,409 and 74,915 shares issued and 53,190 and 54,008 shares outstanding at April 30, 2022 and 2021, respectively	502,008	583,260
Retained earnings	1,134,523	834,949
Accumulated other comprehensive loss, net	(92,185)	(51,820)
Total Korn Ferry stockholders' equity	1,544,346	1,366,389
Noncontrolling interest	5,243	2,386
Total stockholders' equity	1,549,589	1,368,775
Total liabilities and stockholders' equity	$3,464,546	$3,056,526

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2022	2021	2020
	(in thousands, except per share data)
Fee revenue	$2,626,718	$1,810,047	$1,932,732
Reimbursed out-of-pocket engagement expenses	16,737	9,899	44,598
Total revenue	2,643,455	1,819,946	1,977,330

Compensation and benefits	1,741,452	1,297,880	1,297,994
General and administrative expenses	237,272	191,776	258,957
Reimbursed expenses	16,737	9,899	44,598
Cost of services	114,399	72,030	85,886
Depreciation and amortization	63,521	61,845	55,311
Restructuring charges, net	—	30,732	58,559
Total operating expenses	2,173,381	1,664,162	1,801,305

Operating income	470,074	155,784	176,025
Other (loss) income, net	(11,880)	37,194	(2,879)
Interest expense, net	(25,293)	(29,278)	(22,184)
Income before provision for income taxes	432,901	163,700	150,962
Income tax provision	102,056	48,138	43,945
Net income	330,845	115,562	107,017
Net income attributable to noncontrolling interest	(4,485)	(1,108)	(2,071)
Net income attributable to Korn Ferry	$326,360	$114,454	$104,946

Earnings per common share attributable to Korn Ferry:
Basic	$6.04	$2.11	$1.91
Diluted	$5.98	$2.09	$1.90

Weighted-average common shares outstanding:
Basic	52,807	52,928	54,342
Diluted	53,401	53,405	54,767

Cash dividends declared per share:	$0.48	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2022	2021	2020
	(in thousands)

Net income	$330,845	$115,562	$107,017

Other comprehensive (loss) income:
Foreign currency translation adjustments	(59,227)	50,069	(23,764)
Deferred compensation and pension plan adjustments, net of tax	19,096	5,419	(6,716)
Net unrealized (loss) gain on marketable securities, net of tax	(410)	(53)	34
Net unrealized loss on interest rate swap, net of tax	—	—	(456)
Comprehensive income	290,304	170,997	76,115
Less: comprehensive income attributable to noncontrolling interest	(4,309)	(1,191)	(1,689)
Comprehensive income attributable to Korn Ferry	$285,995	$169,806	$74,426

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance at May 1, 2019	56,431	$656,463	$660,845	$(76,652)	$1,240,656	$2,731	$1,243,387
Net income	—	—	104,946	—	104,946	2,071	107,017
Other comprehensive loss	—	—	—	(30,520)	(30,520)	(382)	(30,902)
Dividends paid to shareholders	—	—	(22,798)	—	(22,798)	—	(22,798)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,110)	(2,110)
Purchase of stock	(2,839)	(101,439)	—	—	(101,439)	—	(101,439)
Issuance of stock	858	9,041	—	—	9,041	—	9,041
Stock-based compensation	—	21,495	—	—	21,495	—	21,495
Balance at April 30, 2020	54,450	585,560	742,993	(107,172)	1,221,381	2,310	1,223,691
Net income	—	—	114,454	—	114,454	1,108	115,562
Other comprehensive income	—	—	—	55,352	55,352	83	55,435
Dividends paid to shareholders	—	—	(22,498)	—	(22,498)	—	(22,498)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(1,146)	(35,376)	—	—	(35,376)	—	(35,376)
Issuance of stock	704	6,560	—	—	6,560	—	6,560
Stock-based compensation	—	26,516	—	—	26,516	—	26,516
Balance at April 30, 2021	54,008	583,260	834,949	(51,820)	1,366,389	2,386	1,368,775
Net income	—	—	326,360	—	326,360	4,485	330,845
Other comprehensive loss	—	—	—	(40,365)	(40,365)	(176)	(40,541)
Dividends paid to shareholders	—	—	(26,786)	—	(26,786)	—	(26,786)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,452)	(1,452)
Purchase of stock	(1,743)	(117,301)	—	—	(117,301)	—	(117,301)
Issuance of stock	925	7,688	—	—	7,688	—	7,688
Stock-based compensation	—	28,361	—	—	28,361	—	28,361
Balance at April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$330,845	$115,562	$107,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,521	61,845	55,311
Stock-based compensation expense	29,210	27,157	22,818
Impairment of right to use assets	7,392	—	2,282
Impairment of fixed assets	1,915	—	372
Provision for doubtful accounts	21,552	15,763	14,644
Gain on cash surrender value of life insurance policies	(5,819)	(13,017)	(6,551)
Loss (gain) on marketable securities	11,978	(38,529)	2,066
Deferred income taxes	(16,963)	(14,140)	(9,330)
Change in other assets and liabilities:
Deferred compensation	27,197	64,005	23,496
Receivables due from clients	(138,627)	(67,331)	34,152
Income taxes and other receivables	3,969	5,798	(6,421)
Prepaid expenses and other assets	(9,534)	(3,902)	(956)
Unearned compensation	(23,425)	(32,935)	300
Income taxes payable	12,751	(1,824)	1,246
Accounts payable and accrued liabilities	191,447	122,687	(6,011)
Other	(5,751)	10,294	1,914
Net cash provided by operating activities	501,658	251,433	236,349
Cash flows from investing activities:
Purchase of property and equipment	(49,406)	(31,122)	(41,460)
Purchase of marketable securities	(82,015)	(103,499)	(83,563)
Proceeds from sales/maturities of marketable securities	92,472	69,683	47,936
Cash paid for acquisitions, net of cash acquired	(133,802)	—	(108,602)
Premium on company-owned life insurance policies	(15,218)	(15,353)	(15,699)
Proceeds from life insurance policies	3,382	18,707	2,280
Dividends received from unconsolidated subsidiaries	255	205	346
Net cash used in investing activities	(184,332)	(61,379)	(198,762)
Cash flows from financing activities:
Repurchases of common stock	(96,258)	(30,387)	(92,446)
Payments of tax withholdings on restricted stock	(18,532)	(4,989)	(8,993)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	6,919	5,706	7,684
Payments on life insurance policy loans	(178)	(12,279)	(943)
Principal payments on finance leases	(1,157)	(1,324)	(1,833)
Dividends paid to shareholders	(26,786)	(22,498)	(22,798)
Dividends paid to noncontrolling interest	(1,452)	(1,115)	(2,110)
Proceeds from long term debt	—	—	1,045,500
Principal payments on long term debt	—	—	(876,875)
Payment of debt issuance costs	—	—	(3,050)
Payment of contingent consideration from acquisitions	—	—	(455)
Net cash (used in) provided by financing activities	(137,444)	(66,886)	43,681
Effect of exchange rate changes on cash and cash equivalents	(52,590)	38,366	(18,384)
Net increase in cash and cash equivalents	127,292	161,534	62,884
Cash and cash equivalents at beginning of year	850,778	689,244	626,360
Cash and cash equivalents at end of the period	$978,070	$850,778	$689,244
Supplemental cash flow information:
Cash used to pay interest	$24,607	$25,207	$12,526
Cash used to pay income taxes, net of refunds	$107,602	$55,317	$54,914

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

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

The Company has seven reportable segments that operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data. The Consulting teams employ an integrated approach across core solutions each one strengthening our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.

2.

Digital delivers scalable tech-enabled solutions that identify the best structures, roles, capabilities and behaviors to drive businesses forward. Powered by the Korn Ferry Intelligence Cloud, the end-to-end system combines Korn Ferry proprietary data, client data and external market data to deliver clear insights with the training tools needed to align organizational structure with business strategy.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Korn Ferry’s approach to placing talent brings together our research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).

4.

Recruitment Process Outsourcing (“RPO”) & Professional Search focuses on delivering enterprise talent acquisition solutions to our clients, at the professional level. The Company leverages the power of people, process expertise, IP-enabled technology, and compensation information to do this. Transaction sizes range from single professional searches to team, department, line of business projects, and global outsource recruiting solutions.

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

April 30, 2022 (continued)

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

Revenue is recognized when control of the goods and services are transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standards Codification (“ASC”) 606 (“ASC 606”), Revenue from Contracts with Customers: 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

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

April 30, 2022 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2022 and 2021, the Company’s investments in cash equivalents consisted of money market funds and commercial paper with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities as of April 30, 2022 and 2021. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During fiscal 2022, 2021 and 2020, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

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

As of April 30, 2022 and 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

April 30, 2022 (continued)

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

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During fiscal 2022, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of income in general and administrative expenses. During fiscal 2020, the Company decided that it would exit 16 office leases as part of the integration of the Acquired Companies. This resulted in an impairment charge of the ROU asset of $2.3 million and impairment of leasehold improvements and furniture and fixtures of $0.4 million, both recorded in the consolidated statements of income in general and administrative expenses in the Digital reportable segment. During fiscal 2021, there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2022, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2022 that would require further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of April 30, 2022, 2021 and 2020.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $447.6 million, $287.3 million and $197.1 million for the years ended April 30, 2022, 2021 and 2020, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the unit credit cost method for the Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”), Enhanced Wealth Accumulation Plan (“EWAP”) and Worldwide Executive Benefit Plan (“WEB”) and the pension plan acquired under Hay Group, while the medical and life insurance plan and Long Term Performance Unit Plan (“LTPU Plan”) uses the projected unit credit cost method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive loss. The actuarial gains/losses included in accumulated other comprehensive loss are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation and current and future market conditions.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

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

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2022 and 2021, the Company held contracts with net CSV of $183.3 million and $161.3 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive loss. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. During fiscal 2022, 2021 and 2020, the Company recorded foreign currency losses of $1.2 million, $2.7 million and $4.1 million respectively, in general and administrative expenses in the consolidated statements of income.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities and commercial papers while investments include mutual funds, commercial papers, corporate notes/bonds and US Treasury and Agency securities. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2022 and 2021, the Company had no other significant credit concentrations.

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued guidance on Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions to the guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative rates. Entities can elect to adopt this guidance as of any date within an interim period that includes or is subsequent to March 12, 2020 and can adopt it for new contracts and contract modifications entered into through December 31, 2022. The Company adopted this guidance in its fiscal year beginning May 1, 2021 and the Company elected to apply the amendments prospectively through December 12, 2022. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Recently Proposed Accounting Standards - Not Yet Adopted

In October 2021, the FASB issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022. The amendment should be applied prospectively to business combinations that occur after the effective date. The Company will adopt this guidance in its fiscal year beginning May 1, 2023. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the consolidated financial statements.

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

April 30, 2022 (continued)

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

During fiscal 2022, 2021 and 2020, restricted stock awards of 1.2 million shares, 1.3 million shares and 0.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2022	2021	2020
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$326,360	$114,454	$104,946
Less: distributed and undistributed earnings to nonvested restricted stockholders	7,343	2,763	1,140
Basic net earnings attributable to common stockholders	319,017	111,691	103,806
Add: undistributed earnings to nonvested restricted stockholders	6,750	2,185	901
Less: reallocation of undistributed earnings to nonvested restricted stockholders	6,676	2,165	894
Diluted net earnings attributable to common stockholders	$319,091	$111,711	$103,813

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,807	52,928	54,342
Effect of dilutive securities:
Restricted stock	580	476	367
ESPP	14	1	58
Diluted weighted-average number of common shares outstanding	53,401	53,405	54,767

Net earnings per common share:
Basic earnings per share	$6.04	$2.11	$1.91
Diluted earnings per share	$5.98	$2.09	$1.90

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

The components of accumulated other comprehensive loss, net were as follows:

	April 30,
	2022	2021
	(in thousands)
Foreign currency translation adjustments	$(92,717)	$(33,666)
Deferred compensation and pension plan adjustments, net of taxes	961	(18,135)
Marketable securities unrealized loss, net of tax	(429)	(19)
Accumulated other comprehensive loss, net	$(92,185)	$(51,820)

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities (2)	Unrealized Gains on Interest Rate Swap (3)	Accumulated Other Comprehensive Loss
		(in thousands)
Balance as of May 1, 2019	$(60,270)	$(16,838)	$—	$456	$(76,652)
Unrealized (losses) gains arising during the period	(23,382)	(8,883)	37	(678)	(32,906)
Reclassification of realized net losses (gains) to net income	—	2,167	(3)	222	2,386
Balance as of April 30, 2020	(83,652)	(23,554)	34	—	(107,172)
Unrealized gains (losses) arising during the period	49,986	2,660	(53)	—	52,593
Reclassification of realized net losses to net income	—	2,759	—	—	2,759
Balance as of April 30, 2021	(33,666)	(18,135)	(19)	—	(51,820)
Unrealized (losses) gains arising during the period	(59,051)	17,747	(411)	—	(41,715)
Reclassification of realized net losses to net income	—	1,349	1	—	1,350
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$—	$(92,185)

(1)

The tax effects on unrealized gains (losses) were $6.0 million, $1.1 million and $(3.1) million as of April 30, 2022, 2021 and 2020, respectively. The tax effects on reclassifications of realized net losses were $0.5 million, $1.0 million and $0.8 million as of April 30, 2022, 2021 and 2020, respectively.

(2)	The tax effects on unrealized (losses) were $(0.1) million as of April 30, 2022.
(3)	The tax effects on unrealized (losses) were $(0.2) million as of April 30, 2020. The tax effects on the reclassification of realized net losses to net income was $0.1 million as of April 30, 2020.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Restricted stock	$28,361	$26,516	$21,495
ESPP	849	641	1,323
Total stock-based compensation expense	$29,210	$27,157	$22,818

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

April 30, 2022 (continued)

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

Restricted stock activity is summarized below:

	April 30,
	2022		2021		2020
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	2,370	$34.34	1,365	$44.59	1,460	$38.42
Granted	483	$65.05	1,606	$27.63	608	$38.38
Vested	(821)	$43.76	(516)	$39.78	(638)	$25.42
Forfeited	(52)	$34.30	(85)	$22.35	(65)	$33.48
Non-vested, end of year	1,980	$40.32	2,370	$34.34	1,365	$44.59

As of April 30, 2022, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $9.3 million.

As of April 30, 2022, there was $51.9 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During fiscal 2022 and 2021, 271,794 shares of restricted stock for $18.5 million and 172,749 shares for $5.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85%, or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During fiscal 2022, 2021, and 2020, employees purchased 103,826 shares at an average price of $66.64 per share, 188,608 shares at an average price of $30.25 per share and 220,161 shares at an average price of $34.90 per share, respectively. As of April 30, 2022, the ESPP had approximately 0.4 million shares remaining available for future issuance.

Common Stock

During fiscal 2022, 2021 and 2020, the Company repurchased (on the open market or privately negotiated transactions) 1,470,983 shares of the Company’s common stock for $98.8 million, 973,451 shares for $30.4 million and 2,606,861 shares for $92.4 million, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2022 and 2021:

	April 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$41,627	$—	$(126)	$41,501	$15,489	$26,012	$—	$—
Corporate notes/bonds	37,736	—	(450)	37,286	—	20,242	17,044	—
U.S. Treasury and Agency Securities	995	—	(8)	987	—	987	—	—
Total debt investments	$80,358	$—	$(584)	$79,774	$15,489	$47,241	$17,044	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$168,742	$—	$10,003	$158,739	$—
Total equity investments				$168,742	$—	$10,003	$158,739	$—
Cash				$874,490	$874,490	$—	$—	$—
Money market funds				88,091	88,091	—	—	—
Level 2:
Foreign currency forward contracts				(204)	—	—	—	(204)
Total				$1,210,893	$978,070	$57,244	$175,783	$(204)

	April 30, 2021
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $160.8 million and $157.3 million as of April 30, 2022 and 2021, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $24.0 million and $26.5 million as of April 30, 2022 and 2021, respectively. During fiscal 2022 and 2020, the fair value of the investments decreased; therefore, the Company recognized a loss of $12.0 million and $1.8 million, respectively, which was recorded in other (loss) income, net. During fiscal 2021, the fair value of the investments increased; therefore, the Company recognized income of $38.5 million which was recorded in other (loss) income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2022 and 2021, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and US Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2022, available-for-sale marketable securities had remaining maturities ranging from one to twenty-one months. During fiscal 2022, 2021 and 2020, there were $79.3 million, $60.6 million and $4.8 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2022 and 2021, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses that relate to equity securities still held as of April 30, 2022 and 2020, was $27.3 million and $8.2 million while unrealized gains that relate to equity securities held as of April 30, 2021, was $32.7 million.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2022	2021
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,639	$822
Derivative liabilities:
Foreign currency forward contracts	$1,843	$834

As of April 30, 2022, the total notional amounts of the forward contracts purchased and sold were $89.7 million and $35.8 million, respectively. As of April 30, 2021, the total notional amounts of the forward contracts purchased and sold were $69.4 million and $44.9 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2022 and 2020, the Company incurred losses of $0.2 million and $0.3 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During fiscal 2021, the Company incurred gains of $2.7 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2022	2021
	(in thousands)
Deferred compensation and pension plans	$189,608	$178,994
Medical and Life Insurance plan	5,365	6,584
International retirement plans	14,395	15,633
Executive Capital Accumulation Plan	166,723	163,582
Total benefit obligation	376,091	364,793
Less: current portion of benefit obligation(1)	(18,916)	(18,338)
Non-current benefit obligation	$357,175	$346,455

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

On July 8, 2016, the Company established the LTPU Plan in order to promote the success of the Company by providing a select group of management and highly compensated employees with nonqualified supplemental retirement benefits as an additional means to attract, motivate and retain such employees. A unit award has a base value of either $25,000 or $50,000 for the purpose of determining the payment that would be made upon early termination for a partially vested unit award. The units vest 25% on each anniversary date with the unit becoming fully vested on the fourth anniversary of the grant date, subject to the participant’s continued service as of each anniversary date. Each vested unit award will pay out an annual benefit of either $12,500 or $25,000 for each of five years commencing on the seventh anniversary of the grant date.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

Deferred Compensation and Pension Plans

The following tables reconcile the benefit obligation for the deferred compensation and pension plans:

	Year Ended April 30,
	2022	2021
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$205,740	$180,821
Service cost	37,952	31,947
Interest cost	4,028	4,035
Actuarial gain	(25,757)	(590)
Administrative expenses paid	(196)	(265)
Benefits paid from plan assets	(2,543)	(2,327)
Benefits paid from cash	(7,626)	(7,881)
Benefit obligation, end of year	211,598	205,740

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	26,746	24,235
Actual return on plan assets	(2,113)	4,523
Benefits paid from plan assets	(2,543)	(2,327)
Administrative expenses paid	(196)	(265)
Employer contributions	96	580
Fair value of plan assets, end of year	21,990	26,746

Funded status and balance, end of year (1)	$(189,608)	$(178,994)

Current liability	$8,833	$9,074
Non-current liability	180,775	169,920
Total liability	$189,608	$178,994

Plan Assets - weighted-average asset allocation:
Debt securities	42%	36%
Equity securities	55%	62%
Other	3%	2%
Total	100%	100%

(1)

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As the COLI contracts are held in trust and are not separated from our general corporate assets, they are not included in the funded status. As of April 30, 2022 and 2021, the Company held contracts with gross CSV of $263.2 million and $241.3 million, offset by outstanding policy loans of $79.8 million and $80.0 million, respectively.

The pension obligation in fiscal 2022 increased compared to fiscal 2021 due to the ongoing accruals for the LTPU Plan for additional awards issued in fiscal 2022. Additionally, the change in mortality assumption from the MP-2020 to the MP-2021 mortality projection scale, and the actual return on plan assets being lower than the assumed return caused our funded position to deteriorate. The increase in pension benefit obligations was partially offset by the actuarial gain which was primarily due to an increase in discount rates. The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2022 and 2021:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 30, 2022:
Mutual funds	$—	$21,353	$—	$21,353
Money market funds	637	—	—	637
Total	$637	$21,353	$—	$21,990

April 30, 2021:
Mutual funds	$—	$26,140	$—	$26,140
Money market funds	606	—	—	606
Total	$606	$26,140	$—	$26,746

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 40% to 60% and debt securities 40% to 60%. We establish our estimated long‑term return on plan assets considering various factors, including the targeted asset allocation percentages, historic returns and expected future returns.

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Service cost	$37,952	$31,947	$24,939
Interest cost	4,028	4,035	5,433
Amortization of actuarial loss	2,170	4,117	3,261
Net prior service credit amortization	(97)	(97)	(24)
Expected return on plan assets	(1,554)	(1,404)	(1,452)
Net periodic benefit cost (1)	$42,499	$38,598	$32,157

(1)

The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2022	2021	2020
Discount rate, beginning of year	2.17%	2.29%	3.57%
Discount rate, end of year	4.08%	2.17%	2.29%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	5.50%	6.00%	6.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2023	$11,078
2024	16,216
2025	25,772
2026	34,109
2027	43,923
2028-2032	222,200

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

Medical and Life Insurance Plan

In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 111 participants. The medical and life insurance benefit plan is closed to new entrants and is unfunded.

The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2022	2021
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$6,584	$7,527
Interest cost	110	140
Actuarial gain	(857)	(549)
Benefits paid	(472)	(534)
Benefit obligation, end of year	$5,365	$6,584

Current liability	$585	$601
Non-current liability	4,780	5,983
Total liability	$5,365	$6,584

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Service cost	$—	$—	$—
Interest cost	110	140	227
Net periodic service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	—	—	—
Net periodic benefit cost (1)	$(198)	$(168)	$(81)

(1)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.

The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2022	2021	2020
Discount rate, beginning of year	2.54%	2.45%	3.67%
Discount rate, end of year	4.25%	2.54%	2.45%
Healthcare care cost trend rate	6.00%	6.25%	6.50%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2023	$592
2024	571
2025	545
2026	519
2027	481
2028-2032	1,980

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 25 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2022 and 2021 is $14.4 million for 3,568 participants and $15.6 million for 2,557 participants, respectively. The Company’s contribution to these plans was $14.8 million and $12.7 million in fiscal 2022 and 2021, respectively.

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

The Company issued ECAP awards during fiscal 2022, 2021 and 2020 of $7.5 million, $8.2 million and $9.0 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During both fiscal 2022 and 2020, the deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $10.6 million and $0.8 million, respectively. Offsetting the decreases in compensation and benefits expense in fiscal 2022 and 2020 was decreases in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.0 million and $1.8 million in fiscal 2022 and 2020, respectively, recorded in other (loss) income, net on the consolidated statements of income. During fiscal 2021, deferred compensation liability increased; therefore, the Company recognized a compensation expense of $37.3 million. Offsetting the increase in compensation and benefits expense in fiscal 2021 was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $38.5 million in fiscal 2021, recorded in other (loss) income, net on the consolidated statement of income.

Changes in ECAP liability were as follows:

	Year Ended April 30,
	2022	2021
	(in thousands)
Balance, beginning of year	$163,582	$129,315
Employee contributions	8,541	4,935
Amortization of employer contributions	7,060	6,287
(Loss) gain on investment	(10,602)	37,323
Employee distributions	(10,880)	(15,652)
Acquisition of Lucas Group	9,620	—
Exchange rate fluctuations	(598)	1,374
Balance, end of year	166,723	163,582
Less: current portion	(9,498)	(8,663)
Non-current portion	$157,225	$154,919

As of April 30, 2022 and 2021, the unamortized portion of the Company contributions to the ECAP was $18.2 million and $20.2 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. Beginning in fiscal 2022, the Company began to match a portion of the employee contributions each pay period and made $2.1 million matching contributions during fiscal 2022. In addition the Company intends to make an additional matching contribution relating to fiscal 2022 of $3.2 million in fiscal 2023, which are accrued in compensation and benefits payable on the consolidated balance sheet. The Company made a

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

$3.0 million matching contribution in fiscal 2022 related to contributions made by employees in fiscal 2021. Due to the impact of COVID-19, the Company did not make a matching contribution related to fiscal 2020.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $263.2 million and $241.3 million as of April 30, 2022 and 2021, respectively, is offset by outstanding policy loans of $79.8 million and $80.0 million in the accompanying consolidated balance sheets as of April 30, 2022 and 2021, respectively. Total death benefits payable, net of loans under COLI contracts, were $449.3 million and $443.9 million at April 30, 2022 and 2021, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV of the underlying COLI investments increased by $5.8 million, $13.0 million and $6.6 million during fiscal 2022, 2021 and 2020, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2022, COLI contracts with a net CSV of $162.8 million and death benefits, net of loans, of $400.6 million were held in trust for these purposes.

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

The following table outlines the Company’s contract asset and liability balances as of April 30, 2022 and 2021:

	April 30,
	2022	2021
	(in thousands)
Contract assets-unbilled receivables	$100,652	$82,842
Contract liabilities-deferred revenue	$244,149	$184,610

During fiscal 2022, 2021, and 2020 we recognized revenue of $131.3 million, $92.4 million and $94.1 million, respectively, that were included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of April 30, 2022, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,034.9 million. Of the $1,034.9 million of remaining performance obligations, the Company expects to recognize approximately $541.2 million in fiscal 2023, $295.6 million in fiscal 2024, $128.1 million in fiscal 2025 and the remaining $70.0 million in fiscal 2026 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 12—Segments.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

The following table provides further disaggregation of fee revenue by industry:

	Year Ended April 30,
	2022		2021		2020
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$688,902	26.2%	$490,863	27.1%	$556,189	28.8%
Life Sciences/Healthcare	501,463	19.1	355,668	19.7	343,955	17.8
Financial Services	475,326	18.1	331,976	18.3	334,433	17.3
Consumer Goods	372,720	14.2	239,457	13.2	285,927	14.8
Technology	456,498	17.4	275,510	15.2	285,562	14.8
Education/Non–Profit/General	131,809	5.0	116,573	6.5	126,666	6.5
Fee Revenue	$2,626,718	100.0%	$1,810,047	100.0%	$1,932,732	100.0%

8. Credit Losses

The Company is exposed to credit losses primarily through the provision of its Executive Search, Consulting, Digital and RPO & Professional Search services. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at May 1, 2019	$21,582
Provision for credit losses	14,644
Write-offs	(12,518)
Recoveries of amounts previously written off	398
Foreign currency translation	(311)
Balance at April 30, 2020	23,795
Provision for credit losses	15,763
Write-offs	(12,073)
Recoveries of amounts previously written off	311
Foreign currency translation	1,528
Balance at April 30, 2021	29,324
Provision for credit losses	21,552
Write-offs	(14,052)
Recoveries of amounts previously written off	702
Foreign currency translation	(1,142)
Balance at April 30, 2022	$36,384

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of April 30, 2022 and 2021, are as follows:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-Current
	(in thousands)
Balance at April 30, 2021
Commercial paper	$36,378	$7	$—	$—	$5,749	$30,629	$—
Corporate notes/bonds	$26,351	$20	$—	$—	$—	$10,134	$16,217
Balance at April 30, 2022
Commercial paper	$37,002	$125	$4,499	$1	$15,489	$26,012	$—
Corporate notes/bonds	$32,186	$446	$3,800	$4	$—	$18,942	$17,044
U.S. Treasury and Agency Securities	$987	$8	$—	$—	$—	$987	$—

The unrealized losses on 27 and 18 investments in commercial paper securities, 23 and 15 investments in corporate notes/bonds, and 1 investment and no investments in U.S treasury and agency securities on April 30, 2022 and 2021, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

Income from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Domestic	$184,877	$34,661	$40,736
Foreign	248,024	129,039	110,226
Income before provision for income taxes	$432,901	$163,700	$150,962

The provision for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Current income taxes:
Federal	$43,993	$16,913	$14,336
State	15,962	4,719	4,974
Foreign	59,064	40,646	33,965
Current provision for income taxes	119,019	62,278	53,275
Deferred income taxes:
Federal	(13,858)	(5,809)	(6,862)
State	(3,936)	(5,025)	(784)
Foreign	831	(3,306)	(1,684)
Deferred benefit for income taxes	(16,963)	(14,140)	(9,330)
Total provision for income taxes	$102,056	$48,138	$43,945

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal effect	2.5	1.0	2.2
Foreign tax rates differential	2.5	4.5	4.5
Non-deductible officers compensation	0.7	2.3	0.5
Excess tax (benefit) expense on stock-based compensation	(0.6)	0.8	(1.0)
Change in valuation allowance	(0.7)	0.3	—
COLI increase, net	(0.3)	(1.7)	(0.9)
Change in uncertain tax positions	0.3	1.1	0.2
R&D tax credit	(1.3)	(0.9)	—
Other	(0.5)	1.0	2.6
Effective income tax rate	23.6%	29.4%	29.1%

Components of deferred tax assets and liabilities were as follows:

	April 30,
	2022	2021
	(in thousands)
Deferred tax assets:
Deferred compensation	$111,133	$107,834
Operating lease liability	35,158	34,183
Loss carryforwards	33,360	39,704
Reserves and accruals	20,887	16,393
Allowance for doubtful accounts	5,645	4,885
Deferred revenue	6,207	—
Gross deferred tax assets	212,390	202,999
Deferred tax liabilities:
Operating lease, right-of-use, assets	(27,513)	(27,777)
Intangibles and goodwill	(28,388)	(26,570)
Property and equipment	(24,063)	(20,590)
Prepaid expenses	(24,453)	(23,928)
Marketable securities	(1,260)	(7,003)
Other	(691)	(2,684)
Gross deferred tax liabilities	(106,368)	(108,552)
Valuation allowances	(24,025)	(25,173)
Net deferred tax asset	$81,997	$69,274

Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management believes uncertainty exists regarding the realizability of certain deferred tax assets and has, therefore, established a valuation allowance offsetting deferred tax assets that are not more-likely-than-not to be realized. Realization of the deferred tax asset is dependent on the Company generating enough taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than-not that the net deferred tax assets will be realized. In fiscal 2022, the Company’s valuation allowance decreased by $1.1 million primarily due to the reversal of valuation allowance previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that had returned to profitability and were now more-likely-than-not to realize those deferred tax assets. In fiscal 2021 and 2020, the Company’s valuation allowance increased by $7.3 million and $3.8 million, respectively, primarily due to increases in net operating losses in certain foreign jurisdictions that were not more-likely-than-not to be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.

As of April 30, 2022, the Company had U.S. federal net operating loss carryforwards of $14.6 million, which if unutilized, will begin to expire in fiscal 2030. The Company has state net operating loss carryforwards of $34.2 million, which, if unutilized, will begin to expire in fiscal 2023. The Company also has foreign net operating loss carryforwards of $112.5 million, which, if unutilized, will begin to expire in fiscal 2023.

We continue to consider approximately $662.1 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, have provided no state, local or foreign withholding income taxes on such

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

earnings. While we do not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, we review our cash positions regularly and, to the extent we determine that all or a portion of our foreign earnings are not indefinitely reinvested, we provide additional state, local and foreign withholding income taxes. Under current U.S. federal tax law, we do not expect to incur a U.S. federal income tax liability on the undistributed earnings in the event they are repatriated to the United States.

The Company elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).

The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. Currently, income tax returns of the Company’s subsidiaries are under audit in Brazil, Germany, Switzerland, Japan, and India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2016 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2022, the Company had a liability of $10.7 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Unrecognized tax benefits, beginning of year	$9,954	$6,037	$7,794
Settlement with tax authority	—	—	(1,767)
Additions based on tax positions related to the current year	456	1,716	10
Additions based on tax positions related to prior years	272	2,201	—
Unrecognized tax benefits, end of year	$10,682	$9,954	$6,037

The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $2.9 million.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $1.4 million, $0.9 million, and $0.6 million for interest related to unrecognized tax benefits as of April 30, 2022, 2021, and 2020 respectively. The Company had an accrual of $0.5 million and $0.5 million as of April 30, 2022 and 2021, respectively, for penalties related to unrecognized tax benefits. The Company recognized tax expense of $0.4 million, $0.8 million, and $0.2 million for interest and penalties related to unrecognized tax benefits during fiscal 2022, 2021, and 2020, respectively.

10. Property and Equipment, Net

Property and equipment include the following:

	April 30,
	2022	2021
	(in thousands)
Computer equipment and software (1)	$331,371	$290,417
Leasehold improvements	81,743	89,276
Furniture and fixtures	41,999	44,033
Automobiles	3,460	3,356
	458,573	427,082
Less: accumulated depreciation and amortization	(320,401)	(295,304)
Property and equipment, net	$138,172	$131,778

(1)

Depreciation expense for capitalized software was $28.0 million, $25.4 million and $18.8 million during fiscal 2022, 2021 and 2020, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $94.7 million and $85.6 million as of April 30, 2022 and 2021, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

Depreciation expense for property and equipment was $43.2 million, $42.6 million and $39.0 million during fiscal 2022, 2021 and 2020, respectively.

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's revolving credit facility. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes is 4.86% as of April 30, 2022. As of April 30, 2022 and 2021, the fair value of the Notes was $379.5 million and $416.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2022	April 30, 2021
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(4,523)	(5,206)
Long-term borrowings, net of unamortized discount and debt issuance costs	$395,477	$394,794

Credit Facility

On December 16, 2019, the Company entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for a $650.0 million five-year senior secured revolving credit facility (the “Revolver”), and contains certain customary affirmative and negative covenants, including a maximum consolidated net leverage ratio, a maximum consolidated secured net leverage ratio and a minimum interest coverage ratio. The Credit Agreement permits the payment of dividends to stockholders and Company share repurchases so long as there is no default under the Credit Agreement, the total funded debt to adjusted EBITDA ratio (as set forth in the credit agreement, the “consolidated net leverage ratio”), is no greater than 4.25 to 1.00, and

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

the pro forma liquidity is at least $50.0 million.

The principal balance of the Revolver, if any, is due on the date of its termination. The Revolver matures on December 16, 2024 and any unpaid principal balance is payable on this date. The Revolver may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.125% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s consolidated net leverage ratio at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. The average interest rate on our current and previous term loan for fiscal 2020 was 3.34%.

As of April 30, 2022 and 2021, there was no outstanding liability under the Revolver. The unamortized debt issuance costs associated with the Credit Agreement was $2.4 million and $3.3 million as of April 30, 2022 and 2021, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of April 30, 2022, the Company was in compliance with its debt covenants.

The Company had a total of $645.3 million and $646.0 million available under the Revolver after $4.7 million and $4.0 million of standby letters of credit have been issued as of April 30, 2022 and 2021, respectively. The Company had a total of $10.0 million and $11.0 million of standby letters with other financial institutions as of April 30, 2022 and 2021, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

The Company has outstanding borrowings against the CSV of COLI contracts of $79.8 million and $80.0 million at April 30, 2022 and 2021, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

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

The Company’s seven reportable segments operate through the following four lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.

2.

Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent that brings together research-based IP, proprietary assessments, and behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, and Executive Search Latin America).

4.

RPO & Professional Search focuses on delivering enterprise talent acquisition solutions to clients, at the professional level. The Company leverages the power of people, process expertise, IP-enabled technology, and compensation information to do this. Transaction sizes range from single professional searches to team, department, line of business projects, and global outsource recruiting solutions.

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

Financial highlights by reportable segments are as follows:

	Year Ended April 30, 2022
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$650,204	$349,025	$605,704	$182,192	$118,596	$29,069	$691,928	$—	$2,626,718
Total revenue	$654,199	$349,437	$609,258	$182,866	$118,705	$29,079	$699,911	$—	$2,643,455

Net income attributable to Korn Ferry									$326,360
Net income attributable to noncontrolling interest									4,485
Other loss, net									11,880
Interest expense, net									25,293
Income tax provision									102,056
Operating income									$470,074
Depreciation and amortization									63,521
Other loss, net									(11,880)
Integration/acquisition costs									7,906
Impairment of fixed assets									1,915
Impairment of right of use assets									7,392
Adjusted EBITDA(1)	$116,108	$110,050	$181,615	$31,804	$35,105	$9,089	$165,141	$(109,984)	$538,928

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and impairment charges.
	Year Ended April 30, 2021
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$515,844	$287,306	$397,275	$138,954	$83,306	$17,500	$369,862	$—	$1,810,047
Total revenue	$517,046	$287,780	$399,104	$139,213	$83,463	$17,500	$375,840	$—	$1,819,946

Net income attributable to Korn Ferry									$114,454
Net income attributable to noncontrolling interest									1,108
Other income, net									(37,194)
Interest expense, net									29,278
Income tax provision									48,138
Operating income									$155,784
Depreciation and amortization									61,845
Other income, net									37,194
Integration/acquisition costs									737
Restructuring charges, net									30,732
Adjusted EBITDA(1)	$81,522	$86,095	$98,099	$11,742	$16,676	$1,289	$69,411	$(78,542)	$286,292

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs and net restructuring charges.

	Year Ended April 30, 2020
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$543,095	$292,366	$434,624	$170,314	$98,132	$29,400	$364,801	$—	$1,932,732
Total revenue	$557,255	$294,261	$447,528	$172,978	$99,209	$29,493	$376,606	$—	$1,977,330

Net income attributable to Korn Ferry									$104,946
Net income attributable to noncontrolling interest									2,071
Other loss, net									2,879
Interest expense, net									22,184
Income tax provision									43,945
Operating income									$176,025
Depreciation and amortization									55,311
Other loss, net									(2,879)
Integration/acquisition costs									12,152
Restructuring charges, net									58,559
Separation costs									1,783
Adjusted EBITDA(1)	$61,092	$83,073	$120,725	$31,067	$22,885	$6,402	$60,168	$(84,461)	$300,951

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes, integration/acquisition costs, net restructuring charges and separation costs.

Fee revenue attributed to an individual customer or country, other than the U.S. in fiscal year 2022 and the U.S and United Kingdom in fiscal year 2021 and 2020, did not account for more than 10% of the total revenue in those fiscal years. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
U.S.	$1,348,377	$837,682	$875,605
United Kingdom	247,617	189,893	204,271
Other countries	1,030,724	782,472	852,856
Total fee revenue	$2,626,718	$1,810,047	$1,932,732

Other than the U.S. in fiscal 2022 and the U.S. and United Kingdom in fiscal 2021 and 2020, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
U.S. (1)	$185,228	$182,218	$199,436
United Kingdom	26,711	34,081	35,739
Other countries	93,967	89,600	102,630
Total long-lived assets	$305,906	$305,899	$337,805

(1)	Includes Corporate long-lived assets

13. Restructuring Charges, Net

There were no restructuring charges in fiscal 2022. In the fourth quarter of fiscal 2020, in light of the uncertainty in worldwide economic conditions caused by COVID-19 and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the then-current economic environment and to position the Company to invest in its recovery. The Company continued the implementation of this plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $30.7 million and $40.5 million during fiscal 2021 and 2020, respectively, across all lines of business relating to severance for positions that were eliminated.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

In the third quarter of fiscal 2020, the Company adopted a restructuring plan to rationalize its cost structure to realize the efficiencies and operational improvement that the investments in the Digital business have enabled us to realize. This plan impacted the Consulting and Digital segments which resulted in restructuring charges, net of $18.1 million in fiscal 2020, relating to severance for redundant positions that were eliminated.

Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of May 1, 2019	$531
Restructuring charges, net	58,559
Reductions for cash payments	(16,737)
Non-cash payments	(8,053)
Exchange rate fluctuations	(147)
As of April 30, 2020	34,153
Restructuring charges, net	30,732
Reductions for cash payments	(56,387)
Non-cash payments	(3,968)
Exchange rate fluctuations	2,455
As of April 30, 2021	6,985
Reductions for cash payments	(4,829)
Exchange rate fluctuations	(654)
As of April 30, 2022	$1,502

As of April 30, 2022 and 2021, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.5 million and $0.6 million, respectively, which are included in other long-term liabilities.

14. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	RPO & Professional Search	Consolidated
	(in thousands)
Balance as of May 1, 2020	$173,014	$322,727	$45,721	$44,494	$972	$27,015	$613,943
Adjustments	—	2,643	—	—	—	—	2,643
Exchange rate fluctuations	396	1,258	2,777	2,955	—	2,697	10,083
Balance as of April 30, 2021	173,410	326,628	48,498	47,449	972	29,712	626,669
Additions (1)	—	—	—	—	—	104,962	104,962
Exchange rate fluctuations	(440)	(1,274)	(934)	(877)	—	(2,514)	(6,039)
Balance as of April 30, 2022	$172,970	$325,354	$47,564	$46,572	$972	$132,160	$725,592

(1)	Additions to goodwill in fiscal 2022 was due to $76.8 million and $28.2 million from the acquisition of the Lucas Group and Patina Solutions Group, respectively.

Tax deductible goodwill from the Miller Heiman acquisition was $22.7 million and $24.5 million as of April 30, 2022 and 2021, respectively. Tax deductible goodwill from the PIVOT Leadership acquisition was $5.9 million and $6.6 million as of April 30, 2022 and 2021, respectively.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

Intangible assets include the following:

	April 30, 2022			April 30, 2021
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$146,799	$(89,024)	$57,775	$131,299	$(76,489)	$54,810
Intellectual property	69,100	(40,720)	28,380	69,100	(33,623)	35,477
Proprietary databases	4,256	(4,256)	—	4,256	(4,234)	22
Non-compete agreements	910	(910)	—	910	(910)	—
Trademarks	8,986	(5,261)	3,725	7,186	(4,636)	2,550
Total (1)	$230,051	$(140,171)	89,880	$212,751	$(119,892)	92,859
Exchange rate fluctuations			(110)			90
Total Intangible assets			$89,770			$92,949

(1)	In fiscal 2022 there were intangible assets additions of $11.6 million and $5.7 million from the acquisition of the Lucas Group and Patina Solutions Group, respectively.

Acquisition-related intangible assets acquired in fiscal 2022 consists of customer relationships and tradenames of $15.5 million and $1.8 million, respectively, with weighted-average useful lives from the date of purchase of seven years and two years, respectively.

Amortization expense for amortized intangible assets was $20.3 million, $19.2 million and $16.3 million during fiscal 2022, 2021 and 2020, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2023	$20,384
2024	17,583
2025	16,889
2026	16,388
2027	10,635
Thereafter	7,891
$89,770

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

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

of equipment leases and have remaining terms that range from less than one year to five years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.

During fiscal 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $7.4 million recorded in the consolidated statements of income. On November 1, 2021, the Company acquired Lucas Group and as a result recognized ROU assets of $3.8 million with a corresponding liability of $9.4 million. On April 1, 2022, the Company acquired Patina Solutions Group and as a result recognized ROU asset of $0.2 million with a corresponding liability of $0.7 million. In both acquisitions, the ROU asset was adjusted to reflect unfavorable lease terms when compared with current market rates.

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

The components of lease expense were as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Finance lease cost
Amortization of ROU assets	$1,065	$1,221	$1,820
Interest on lease liabilities	84	114	149
	1,149	1,335	1,969
Operating lease cost	53,092	56,166	57,683
Short-term lease cost	966	474	1,111
Variable lease cost	10,986	11,592	13,562
Lease impairment cost	7,392	—	2,282
Sublease income	(1,119)	(657)	(447)
Total lease cost	$72,466	$68,910	$76,160

Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,996	$66,991	$59,631
Financing cash flows from finance leases	$1,157	$1,324	$1,833

ROU assets obtained in exchange for lease obligations:
Operating leases	$49,235	$13,638	$15,246
Finance leases	$1,586	$516	$1,333

Supplemental balance sheet information related to leases was as follows:

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

	Year Ended April 30,
	2022	2021
	(in thousands)
Finance Leases:

Property and equipment, at cost	$5,770	$4,801
Accumulated depreciation	(3,085)	(2,590)
Property and equipment, net	$2,685	$2,211

Other accrued liabilities	$1,049	$1,010
Other liabilities	1,657	1,301
Total finance lease liabilities	$2,706	$2,311

Weighted average remaining lease terms:
Operating leases	5.1 years	5.0 years
Finance leases	3.3 years	2.7 years

Weighted average discount rate:
Operating leases	4.3%	4.8%
Finance leases	3.2%	4.2%

Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2023	$55,890	$1,115
2024	47,290	776
2025	40,353	523
2026	37,427	293
2027	17,918	128
Thereafter	23,984	—
Total lease payments	222,862	2,835
Less: imputed interest	23,041	129
Total	$199,821	$2,706

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

16. Acquisition

The following table provides a summary of the net assets acquired in the periods indicated (no acquisitions were completed in fiscal 2021):

	Year Ended April 30
	2022 (2), (3)	2020 (4)
	(in thousands)
Current assets (1)	$36,071	$44,475
Long-term assets	9,351	15,024
Intangibles assets	17,300	45,400
Current liabilities	17,672	29,503
Long-term liabilities	16,210	5,720
Net assets acquired	28,840	69,676
Purchase price	133,802	108,602
Goodwill	$104,962	$38,926

(1)	Included in current assets is acquired receivables in the amount of $24.5 million and $41.1 million for acquisitions completed in fiscal 2022 and 2020, respectively.

(2)

On April 1, 2022, the Company completed its acquisition of Patina Solutions Group for $42.9 million, net of cash acquired. We believe Patina Solutions Group brings to the Company substantial interim executive solutions expertise across multiple industry verticals as well as offers ideal solutions for today’s nomadic labor market. Patina’s vast network of C-suite, top-tier, and professional interim talent spans functional area of expertise such as finance, operations, legal, human resources, IT and more. This combination presents real, tangible opportunity for Korn Ferry and our clients looking for the right talent, who are highly agile, with specialized skills and expertise, to help them drive superior performance, including on an interim basis. Actual results of operation of Patina Solution Group are included in the Company’s consolidated financial statement from April 1, 2022, the effective date of the acquisition.

(3)

On November 1, 2021, the Company completed its acquisition of Lucas Group for $90.9 million, net of cash acquired. Lucas Group has contributed a substantial professional search and interim expertise that has enhanced the Company’s search portfolio. The addition of Lucas Group to Korn Ferry’s broader talent acquisition portfolio – spanning Executive Search, RPO, and Professional Search – has accelerated Korn Ferry’s ability to capture additional share of this significant market. Lucas Group is included in the RPO & Professional Search segment. Actual results of operations of Lucas Group are included in the Company’s consolidated financial statements from November 1, 2021, the effective date of the acquisition.

(4)

On November 1, 2019, the Company completed its acquisition of the Acquired Companies for $108.6 million, net of cash acquired. The Acquired Companies contributed a world-class portfolio of learning, development and performance improvement offerings and expertise to Korn Ferry and bolster the Company’s substantial leadership development capabilities. These companies are included in the Digital segment. The addition of the Acquired Companies further expanded Korn Ferry’s vast IP and content and leveraged the firm’s digital delivery platforms. Actual results of operations of the Acquired Companies are included in the Company’s consolidated financial statements from November 1, 2019, the effective date of the acquisition. During fiscal 2021, the Company finalized the purchase price allocation by recording an increase in goodwill of $2.6 million as a result of additional tax liabilities.

For each acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2022, the aggregate purchase price allocations for Lucas Group and Patina Solutions remain preliminary with regard to income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances become available, not to exceed 12 months.

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

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

18. Subsequent Event

Quarterly Dividend Declaration

On June 21, 2022, the Board of Directors of the Company approved an increase of 25% in the Company’s quarterly dividend policy to $0.15 per share and declared a cash dividend of $0.15 per share with a payment date of July 29, 2022 to holders of the Company’s common stock of record at the close of business on July 6, 2022. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

On June 21, 2022, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $300 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million.

Credit Facility

On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things, extend the existing maturity date and provide for a new delayed draw term loan facility. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.

Extensions of credit under the Delayed Draw Facility are available to the Company in up to two advances through June 24, 2023. Any amounts undrawn under the Delayed Draw Facility as of June 24, 2023 will no longer be available to the Company. The Amended Credit Agreement contains certain customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement contains a covenant that requires the Company to maintain a maximum consolidated secured leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 following certain material acquisitions under certain circumstances) (the “Financial Covenant”).

The principal balance of the Delayed Draw Facility, if any, is subject to annual term loan amortization of 2.5% for the fiscal quarters ending September 30, 2022 through June 30, 2024, and 5.0% for the fiscal quarters ending September 30, 2024 through June 30, 2027, with the remaining principal due at maturity. The principal balance of the Revolver, if any, is due at maturity. The Credit Facilities mature on June 24, 2027 and any unpaid principal balance is payable on

KORN FERRY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 (continued)

this date. The Credit Facilities may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary breakage fees).

Amounts outstanding under the Amended Credit Agreement will bear interest at a rate equal to, at the Company’s election, either Term Secured Financing Overnight Rate (“SOFR”) plus a SOFR adjustment of 0.10%, plus an interest rate margin between 1.125% per annum and 2.00% per annum, depending on the Company’s consolidated net leverage ratio, or base rate plus an interest rate margin between 0.125% per annum and 1.00% per annum, depending on the Company’s consolidated net leverage ratio. In addition, the Company will be required to pay to the lenders ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw facility, and a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the actual daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.