Form 10-Q
period 2022-07-31
KORN FERRY
filed 2022-09-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of our common stock as of September 2, 2022 was 53,379,890 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2022	April 30, 2022
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$639,784	$978,070
Marketable securities	71,172	57,244
Receivables due from clients, net of allowance for doubtful accounts of $39,432 and $36,384 at July 31, 2022 and April 30, 2022, respectively	637,061	590,260
Income taxes and other receivables	35,186	31,884
Unearned compensation	60,726	60,749
Prepaid expenses and other assets	53,363	41,763
Total current assets	1,497,292	1,759,970

Marketable securities, non-current	185,492	175,783
Property and equipment, net	147,117	138,172
Operating lease right-of-use assets, net	158,918	167,734
Cash surrender value of company-owned life insurance policies, net of loans	184,742	183,308
Deferred income taxes	81,422	84,712
Goodwill	724,426	725,592
Intangible assets, net	84,167	89,770
Unearned compensation, non-current	117,346	118,238
Investments and other assets	23,157	21,267
Total assets	$3,204,079	$3,464,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$55,003	$50,932
Income taxes payable	37,552	34,450
Compensation and benefits payable	250,818	547,826
Operating lease liability, current	46,700	48,609
Other accrued liabilities	295,981	302,408
Total current liabilities	686,054	984,225

Deferred compensation and other retirement plans	380,137	357,175
Operating lease liability, non-current	140,611	151,212
Long-term debt	395,653	395,477
Deferred tax liabilities	4,052	2,715
Other liabilities	26,338	24,153
Total liabilities	1,632,845	1,914,957

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 76,568 and 75,409 shares issued and 53,502 and 53,190 shares outstanding at July 31, 2022 and April 30, 2022, respectively	470,127	502,008
Retained earnings	1,203,067	1,134,523
Accumulated other comprehensive loss, net	(108,444)	(92,185)
Total Korn Ferry stockholders' equity	1,564,750	1,544,346
Noncontrolling interest	6,484	5,243
Total stockholders' equity	1,571,234	1,549,589
Total liabilities and stockholders' equity	$3,204,079	$3,464,546

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2022	2021
	(in thousands, except per share data)
Fee revenue	$695,903	$585,395
Reimbursed out-of-pocket engagement expenses	7,245	2,703
Total revenue	703,148	588,098

Compensation and benefits	465,626	396,236
General and administrative expenses	64,457	50,267
Reimbursed expenses	7,245	2,703
Cost of services	37,992	21,993
Depreciation and amortization	16,229	15,644
Total operating expenses	591,549	486,843

Operating income	111,599	101,255
Other income, net	775	4,447
Interest expense, net	(7,612)	(5,426)
Income before provision for income taxes	104,762	100,276
Income tax provision	26,226	23,879
Net income	78,536	76,397
Net income attributable to noncontrolling interest	(1,289)	(1,574)
Net income attributable to Korn Ferry	$77,247	$74,823

Earnings per common share attributable to Korn Ferry:
Basic	$1.46	$1.38
Diluted	$1.45	$1.37

Weighted-average common shares outstanding:
Basic	51,771	52,760
Diluted	52,106	53,320

Cash dividends declared per share:	$0.15	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Net income	$78,536	$76,397

Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,305)	(8,344)
Deferred compensation and pension plan adjustments, net of tax	51	341
Net unrealized (loss) gain on marketable securities, net of tax	(53)	4
Comprehensive income	62,229	68,398
Less: comprehensive income attributable to noncontrolling interest	(1,241)	(1,598)
Comprehensive income attributable to Korn Ferry	$60,988	$66,800

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	77,247	—	77,247	1,289	78,536
Other comprehensive loss	—	—	—	(16,259)	(16,259)	(48)	(16,307)
Dividends paid to shareholders	—	—	(8,703)	—	(8,703)	—	(8,703)
Purchase of stock	(735)	(44,276)	—	—	(44,276)	—	(44,276)
Issuance of stock	1,047	4,857	—	—	4,857	—	4,857
Stock-based compensation	—	7,538	—	—	7,538	—	7,538
Balance as of July 31, 2022	53,502	$470,127	$1,203,067	$(108,444)	$1,564,750	$6,484	$1,571,234

				Accumulated Other	Total Korn Ferry		Total
	Common Stock		Retained	Comprehensive	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Loss, Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	$574,123	$902,906	$(59,843)	$1,417,186	$3,984	$1,421,170

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$78,536	$76,397
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,229	15,644
Stock-based compensation expense	7,757	7,158
Provision for doubtful accounts	5,546	4,599
Gain on cash surrender value of life insurance policies	(2,029)	(531)
Gain on marketable securities	(58)	(5,242)
Deferred income taxes	3,831	4,587
Change in other assets and liabilities:
Deferred compensation	23,469	17,861
Receivables due from clients	(52,347)	(68,787)
Income taxes and other receivables	(2,431)	2,527
Prepaid expenses and other assets	(11,600)	(10,325)
Unearned compensation	915	(37,274)
Income taxes payable	3,887	5,536
Accounts payable and accrued liabilities	(302,289)	(173,520)
Other	(1,302)	825
Net cash used in operating activities	(231,886)	(160,545)
Cash flows from investing activities:
Purchase of property and equipment	(16,646)	(9,010)
Purchase of marketable securities	(39,308)	(26,566)
Proceeds from sales/maturities of marketable securities	15,612	23,108
Premium on company-owned life insurance policies	(276)	(277)
Proceeds from life insurance policies	50	2,277
Dividends received from unconsolidated subsidiaries	150	115
Net cash used in investing activities	(40,418)	(10,353)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(21,870)	(17,627)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,371	3,593
Dividends paid to shareholders	(8,703)	(6,866)
Principal payments on finance leases	(412)	(289)
Repurchases of common stock	(24,385)	(2,464)
Payments on life insurance policy loans	(50)	—
Net cash used in financing activities	(51,049)	(23,653)
Effect of exchange rate changes on cash and cash equivalents	(14,933)	(6,923)
Net decrease in cash and cash equivalents	(338,286)	(201,474)
Cash and cash equivalents at beginning of period	978,070	850,778
Cash and cash equivalents at end of the period	$639,784	$649,304

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022

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

The Company is pursuing a strategy designed to help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of the Company’s past and give the Company a clear path to the future with focused initiatives to increase its client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving its consultants more frequent and expanded opportunities to engage with clients. In the past year, the Company has acquired companies that have added critical mass to our existing professional search and interim executive operations, as described in Note 10. This provided us with the opportunity to reassess how we manage our Recruitment Process Outsourcing (“RPO”) & Professional Search segment. Therefore, beginning in fiscal 2023, we separated RPO & Professional Search into two segments to align with the Company’s strategy and the decisions of the Company’s chief operating decision maker, who has begun to regularly make separate resource allocation decisions and assess performance separately between Professional Search & Interim and RPO.

The Company now has eight reportable segments that operate through the following five lines of business:

1.

Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data. The Consulting teams employ an integrated approach across core solutions each one strengthening our work and thinking of the next, to help clients execute their strategy in a digitally enabled world.

2.

Digital delivers scalable tech-enabled solutions that identify the best structures, roles, capabilities and behaviors to drive businesses forward. Powered by the Korn Ferry Intelligence Cloud, the end-to-end system combines Korn Ferry proprietary data, client data and external market data to deliver clear insights with the training and tools needed to align organizational structure with business strategy.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Korn Ferry’s approach to placing talent brings together our research-based IP, proprietary assessments and behavioral interviewing with our practical experience to determine ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).

4.

Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.

5.

RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2022 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within our different industries. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Fee revenue from executive and professional search activities is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period. In addition to talent acquisition for permanent placement roles, the Professional Search & Interim segment also offers recruitment services for interim roles. Interim roles are short term in duration, generally less than 12 months. Generally, each interim role is a separate performance obligation. The Company recognizes fee revenue over the duration that the interim resources’ services are provided which also aligns to the contracted invoicing plan and enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2022 and April 30, 2022, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2022 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2022 and 2021, no amount was recognized as a credit loss for the Company’s available for sales debt securities.

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:

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

As of July 31, 2022 and April 30, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended July 31, 2022 and 2021 there were no impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2022, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. As of July 31, 2022 and April 30, 2022, there were no indicators of impairment with respect to the Company’s goodwill.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of July 31, 2022 and April 30, 2022.

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

Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by Executive Search and Professional Search consultants and revenue and other performance/profitability metrics for Consulting, Digital, Interim and RPO consultants), the level of engagements referred by a consultant in one line of business to a different line of business, and Company performance, including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance-related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $101.8 million and $96.0 million during the three months ended July 31, 2022 and 2021, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company-owned life insurance (“COLI”) contracts, amortization of stock-based compensation awards, commissions, payroll taxes and employee insurance benefits. Unearned compensation on the consolidated balance sheets includes long-term retention awards that are generally amortized over four-to-five years.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

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

Reclassifications

Certain reclassifications have been made to the amounts in the prior periods in order to conform to the current period’s presentation.

Recently Proposed Accounting Standards - Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022. The amendment should be applied prospectively to business combinations that occur after the effective date. The Company will adopt this guidance in its fiscal year beginning May 1, 2023. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the consolidated financial statements.

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

During the three months ended July 31, 2022 and 2021, restricted stock awards of 1.2 million shares and 1.4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2022	2021
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$77,247	$74,823
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,645	1,897
Basic net earnings attributable to common stockholders	75,602	72,926
Add: undistributed earnings to nonvested restricted stockholders	1,474	1,725
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,465	1,707
Diluted net earnings attributable to common stockholders	$75,611	$72,944

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,771	52,760
Effect of dilutive securities:
Restricted stock	335	558
ESPP	—	2
Diluted weighted-average number of common shares outstanding	52,106	53,320

Net earnings per common share:
Basic earnings per share	$1.46	$1.38
Diluted earnings per share	$1.45	$1.37

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

The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2022	April 30, 2022
	(in thousands)
Foreign currency translation adjustments	$(108,974)	$(92,717)
Deferred compensation and pension plan adjustments, net of tax	1,012	961
Marketable securities unrealized loss, net of tax	(482)	(429)
Accumulated other comprehensive loss, net	$(108,444)	$(92,185)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized losses arising during the period	(16,257)	—	(53)	(16,310)
Reclassification of realized net losses to net income	—	51	—	51
Balance as of July 31, 2022	$(108,974)	$1,012	$(482)	$(108,444)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(8,368)	—	3	(8,365)
Reclassification of realized net losses to net income	—	341	1	342
Balance as of July 31, 2021	$(42,034)	$(17,794)	$(15)	$(59,843)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million for the three months ended July 31, 2021.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Restricted stock	$7,538	$6,962
ESPP	219	196
Total stock-based compensation expense	$7,757	$7,158

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

Restricted stock activity during the three months ended July 31, 2022 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2022	1,980	$40.32
Granted	1,047	$46.74
Vested	(963)	$37.12
Forfeited/expired	(11)	$54.08
Non-vested, July 31, 2022	2,053	$49.01

As of July 31, 2022, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $22.7 million.

As of July 31, 2022, there was $92.7 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. During the three months ended July 31, 2022 and 2021, 365,464 shares and 259,078 shares of restricted stock totaling $21.9 million and $17.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2022 and 2021, employees purchased 83,704 shares at $52.22 per share and 55,025 shares at $65.30 per share, respectively. As of July 31, 2022, the ESPP had approximately 0.4 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2022 and 2021, the Company repurchased (on the open market or through privately negotiated transactions) 369,867 shares of the Company’s common stock for $22.4 million and 37,696 shares for $2.5 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2022 and April 30, 2022:

	July 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$35,709	$—	$(180)	$35,529	$—	$35,529	$—	$—
Corporate notes/bonds	43,600	8	(470)	43,138	—	24,138	19,000	—
U.S. Treasury and Agency Securities	996	—	(10)	986	—	986	—	—
Total debt investments	$80,305	$8	$(660)	$79,653	$—	$60,653	$19,000	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$177,011	$—	$10,519	$166,492	$—
Total equity investments				$177,011	$—	$10,519	$166,492	$—
Cash				$577,195	$577,195	$—	$—	$—
Money market funds				62,589	62,589	—	—	—
Level 2:
Foreign currency forward contracts				497	—	—	—	497
Total				$896,945	$639,784	$71,172	$185,492	$497

	April 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $178.8 million and $160.8 million as of July 31, 2022 and April 30, 2022, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $17.5 million and $24.0 million as of July 31, 2022 and April 30, 2022, respectively. During the three months ended July 31, 2022 and 2021, the fair value of the investments increased; therefore, the Company recognized a gain of $0.1 million and $5.2 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2022 and April 30, 2022, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and US Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of July 31, 2022, available-for-sale marketable securities had remaining maturities ranging from one to twenty-one months. During the three months ended July 31, 2022 and 2021 there were $14.4 million and $21.7 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2022 and April 30, 2022, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses recorded for the period that relate to equity securities still held as of July 31, 2022 were $0.5 million. Unrealized gains recorded for the period that relate to equity securities still held as of July 31, 2021 were $4.1 million.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2022	April 30, 2022
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,026	$1,639
Derivative liabilities:
Foreign currency forward contracts	$529	$1,843

As of July 31, 2022, the total notional amounts of the forward contracts purchased and sold were $97.9 million and $40.5 million, respectively. As of April 30, 2022, the total notional amounts of the forward contracts purchased and sold were $89.7 million and $35.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three months ended July 31, 2022 and 2021, the Company incurred losses of $0.6 million and gains of $0.1 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses and gains related to forward contracts offset foreign currency gains and losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Service cost	$9,143	$8,679
Interest cost	2,387	1,019
Amortization of actuarial loss	218	543
Expected return on plan assets (1)	(289)	(387)
Net periodic service credit amortization	(101)	(101)
Net periodic benefit costs (2)	$11,358	$9,753

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

(1)	The expected long-term rate of return on plan assets was 5.50% and 6.00% for July 31, 2022 and 2021, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $264.5 million and $263.2 million as of July 31, 2022 and April 30, 2022, respectively, was offset by outstanding policy loans of $79.8 million and $79.8 million in the accompanying consolidated balance sheets as of July 31, 2022 and April 30, 2022, respectively. The CSV value of the underlying COLI investments increased by $2.0 million and $0.5 million during the three months ended July 31, 2022 and 2021, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2022 and 2021, deferred compensation liability increased; therefore, the Company recognized compensation expense of $0.9 million and $5.4 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $0.1 million and $5.2 million during the three months ended July 31, 2022 and 2021, respectively, recorded in other income, net on the consolidated statements of income (see Note 5—Financial Instruments).

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

The following table outlines the Company’s contract asset and liability balances as of July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022
	(in thousands)
Contract assets-unbilled receivables	$119,850	$100,652
Contract liabilities-deferred revenue	$243,510	$244,149

During the three months ended July 31, 2022, we recognized revenue of $84.6 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of July 31, 2022, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,075.5 million. Of the $1,075.5 million of remaining performance obligations, the Company expects to recognize approximately $466.3 million in the remainder of fiscal 2023, $371.4 million in fiscal 2024, $148.5 million in fiscal 2025 and the remaining $89.3 million in fiscal 2026 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

Disaggregation of Revenue

The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$195,909	28.2%	$149,356	25.5%
Life Sciences/Healthcare	133,204	19.1	115,190	19.7
Technology	122,652	17.6	94,934	16.2
Financial Services	118,799	17.1	105,649	18.0
Consumer Goods	95,948	13.8	81,564	13.9
Education/Non–Profit/General	29,391	4.2	38,702	6.7
Fee Revenue	$695,903	100.0%	$585,395	100.0%

8. Credit Losses

The Company is exposed to credit losses primarily through its services it provides. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2022	$36,384
Provision for credit losses	5,546
Write-offs	(2,601)
Recoveries of amounts previously written off	586
Foreign currency translation	(483)
Balance at July 31, 2022	$39,432

The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Balance at July 31, 2022
Commercial paper	$33,831	$178	$1,698	$2	$—	$35,529	$—
Corporate notes/bonds	$31,566	$447	$9,153	$23	$—	$24,137	$16,582
U.S. Treasury and Agency Securities	$986	$10	$—	$—	$—	$986	$—
Balance at April 30, 2022
Commercial paper	$37,002	$125	$4,499	$1	$15,489	$26,012	$—
Corporate notes/bonds	$32,186	$446	$3,800	$4	$—	$18,942	$17,044
U.S. Treasury and Agency Securities	$987	$8	$—	$—	$—	$987	$—

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

The unrealized losses on 25 and 27 investments in commercial paper securities, 27 and 23 investments in corporate notes/bonds, and 1 and 1 investment in U.S. treasury and agency securities on July 31, 2022 and April 30, 2022, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

9. Income Taxes

The provision for income tax was an expense of $26.2 million in the three months ended July 31, 2022, with an effective tax rate of 25.0%, compared to an expense of $23.9 million in the three months ended July 31, 2021, with an effective rate of 23.8%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three months ended July 31, 2022 was affected by a tax expense recorded for withholding taxes that are not eligible for credit.

10. Segments

In the past year, the Company has allocated capital to build out its Professional Search and Interim operations through the acquisition of Lucas Group and Patina. These acquisitions provided the Company with the opportunity to reassess how it manages its RPO & Professional Search segment. Given the Company’s strategy and development of separate financial and operational metrics for the Professional Search & Interim and RPO operations, the Company’s chief operating decision maker has begun to regularly make separate resource allocation decisions between Professional Search & Interim and RPO. Therefore, on May 1, 2022, the Company changed the composition of its global segments and under the new reporting format, the RPO & Professional Search segment has been separated into two segments; Professional Search & Interim and RPO. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Due to this change, the Company completed a quantitative assessment for potential goodwill impairment both prior and subsequent to the aforementioned change and determined there was no goodwill impairment. The presentation of operating results prior to May 1, 2022 has been revised to conform to the new segment reporting.

The Company now has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.

The Company’s eight reportable segments operate through the following five lines of business:

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

2.

Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data, and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent that brings together research -based IP, proprietary assessments, behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).

4.

Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

5.

RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.

Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, Professional Search & Interim and RPO are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Digital, Professional Search & Interim and RPO report directly to the Chief Executive Officer of the Company. The Company also operates Corporate to record global expenses.

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

Financial highlights are as follows:

	Three Months Ended July 31,
	2022	2021
	Consolidated
	(in thousands)
Fee revenue	$695,903	$585,395
Total revenue	$703,148	$588,098

Net income attributable to Korn Ferry	$77,247	$74,823
Net income attributable to noncontrolling interest	1,289	1,574
Other income, net	(775)	(4,447)
Interest expense, net	7,612	5,426
Income tax provision	26,226	23,879
Operating income	111,599	101,255
Depreciation and amortization	16,229	15,644
Other income, net	775	4,447
Integration/acquisition costs	3,605	—
Adjusted EBITDA(1)	$132,208	$121,346

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs.

Financial highlights by reportable segments are as follows:

	Three Months Ended July 31,
	2022			2021
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA
	(in thousands)
Consulting	$166,484	$168,735	$29,550	$148,478	$149,007	$26,841
Digital	83,761	83,815	24,178	80,671	80,681	25,632
Executive Search:
North America	151,544	152,884	43,749	138,678	139,300	43,330
EMEA	47,056	47,329	8,515	42,747	42,843	7,585
Asia Pacific	26,381	26,452	7,351	28,703	28,732	8,320
Latin America	7,808	7,809	2,617	6,776	6,779	2,354
Professional Search & Interim	98,947	100,052	29,161	51,837	51,932	19,439
RPO	113,922	116,072	17,709	87,505	88,824	14,528
Corporate	—	—	(30,622)	—	—	(26,683)
Consolidated	$695,903	$703,148	$132,208	$585,395	$588,098	$121,346

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

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

The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of July 31, 2022. As of July 31, 2022 and April 30, 2022, the fair value of the Notes was $382.5 million and $379.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

Long-term debt, at amortized cost, consisted of the following:

In thousands	July 31, 2022	April 30, 2022
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(4,347)	(4,523)
Long-term borrowings, net of unamortized discount and debt issuance costs	$395,653	$395,477

Credit Facility

On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent, to, among other things, (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below,  (iii) replace the London interbank offered rate with forward-looking SOFR term rate (“Term SOFR”) as described below, and (iv) replace the existing financial covenants with the financial covenant described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.

Extensions of credit under the Delayed Draw Facility are available to the Company in up to two advances through June 24, 2023. Any amounts undrawn under the Delayed Draw Facility as of June 24, 2023 will no longer be available to the Company. The Amended Credit Agreement contains certain customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

dispositions and restricted payments. In addition, the Amended Credit Agreement contains a covenant that requires the Company to maintain a maximum consolidated secured leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 following certain material acquisitions under certain circumstances) (the “Financial Covenant”).

The principal balance of the Delayed Draw Facility, if any, is subject to annual term loan amortization of 2.5% for the fiscal quarters ending September 30, 2022 through June 30, 2024, and 5.0% for the fiscal quarter ending September 30, 2024 through June 30, 2027, with the remaining principal due at maturity. The principal balance of the Revolver, if any, is due at maturity. The Credit Facilities mature on June 24, 2027 and any unpaid principal balance is payable on this date. The Credit Facilities may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary breakage fees).

Amounts outstanding under the Amended Credit Agreement will bear interest at a rate equal to, at the Company’s election, either Term SOFR plus a SOFR adjustment of 0.10%, plus an interest rate margin between 1.125% per annum and 2.00% per annum, depending on the Company’s consolidated net leverage ratio, or base rate plus an interest rate margin between 0.125% per annum and 1.00% per annum depending on the Company’s consolidated net leverage ratio. In addition, the Company will be required to pay to the lenders a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility, and a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the actual daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.

As of July 31, 2022 and April 30, 2022, there was no outstanding liability under the Credit Facilities and the credit facilities under the Credit Agreement prior to the Amendment (the “Prior Credit Facility”), respectively. The unamortized debt issuance costs associated with the Amended Credit Agreement was $4.9 million as of July 31, 2022 and $2.4 million under the Credit Agreement as of April 30, 2022. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of July 31, 2022, the Company was in compliance with its debt covenants.

The Company had a total of $1,145.3 million available under the Credit Facilities and $645.3 million available under the Prior Credit Facility after $4.7 million of standby letters of credit were issued as of both July 31, 2022 and April 30, 2022, respectively. The Company had a total of $10.3 million and $10.0 million of standby letters with other financial institutions as of July 31, 2022 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

The components of lease expense were as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Finance lease cost
Amortization of ROU assets	$373	$280
Interest on lease liabilities	48	24
	421	304
Operating lease cost	12,415	13,818
Short-term lease cost	163	269
Variable lease cost	2,655	1,668
Sublease income	(507)	(231)
Total lease cost	$15,147	$15,828

Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,513	$14,771
Financing cash flows from finance leases	$412	$289

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,555	$1,238
Finance leases	$2,384	$306

Supplemental balance sheet information related to leases was as follows:

	July 31, 2022	April 30, 2022
	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,254	$5,770
Accumulated depreciation	(2,708)	(3,085)
Property and equipment, net	$4,546	$2,685

Other accrued liabilities	$1,328	$1,049
Other liabilities	3,250	1,657
Total finance lease liabilities	$4,578	$2,706

Weighted average remaining lease terms:
Operating leases	4.9 years	5.1 years
Finance leases	4.3 years	3.3 years

Weighted average discount rate:
Operating leases	4.4%	4.3%
Finance leases	4.3%	3.2%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2022 (continued)

Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2023 (excluding the three months ended July 31, 2022)	$40,153	$1,151
2024	47,870	1,245
2025	40,610	1,001
2026	37,324	716
2027	17,940	522
Thereafter	24,736	388
Total lease payments	208,633	5,023
Less: imputed interest	21,322	445
Total	$187,311	$4,578

13. Subsequent Event

Quarterly Dividend Declaration

On September 6, 2022, the Board of Directors of the Company declared a cash dividend of $0.15 per share with a payment date of October 14, 2022 to holders of the Company’s common stock of record at the close of business on September 23, 2022. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, global and local political and or economic developments in or affecting countries where we have operations, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and resulting organizational changes, our indebtedness, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

We are pursuing a strategy designed to help Korn Ferry to focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of our past and give us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy business, giving our consultants more frequent and expanded opportunities to engage with clients.

Our eight reportable segments operate through the following five lines of business:

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

3.

Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Our approach to placing talent that brings together research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographical basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific (“APAC”), and Executive Search Latin America).

4.

Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. We to help clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.

5.

Recruitment Process Outsourcing (“RPO”) offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.

Professional Search & Interim and RPO were formerly referred to, and reported together, as Korn Ferry RPO & Professional Search (“RPO & Professional Search”). Over the past year we acquired companies that have added critical mass to our professional search and interim operations. These acquisitions provided us the opportunity to reassess how we manage our RPO & Professional Search segment. Therefore, beginning in fiscal 2023, we separated RPO & Professional Search into two segments to align with the Company’s strategy and the decisions of the Company’s chief operating decision maker, who has begun to regularly make separate resource allocation decisions and assess performance separately between our Professional Search & Interim business and RPO business.

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
▪

In fiscal 2022, we acquired the Lucas Group and Patina Solutions Group (the “Acquired Companies”). The Lucas Group brings substantial professional search and interim placement expertise to Korn Ferry and has enhanced our industry-leading search portfolio. Patina Solutions Group, an interim executive search firm brings access to a vast network of C-suite, top-tier, and professional interim talent.

Performance Highlights

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended July 31, 2022, Adjusted EBITDA excluded $3.6 million of integration/acquisition costs. For the three months ended July 31, 2021, there was no adjustments.

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

Fee revenue was $695.9 million during the three months ended July 31, 2022, an increase of $110.5 million, or 19%, compared to $585.4 million in the three months ended July 31, 2021, with increases in fee revenue across all lines of business. Exchange rates unfavorably impacted fee revenue by $24.4 million, or 4%, in the three months ended July 31, 2022 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended July 31, 2022 was $77.2 million, an increase of $2.4 million as compared to $74.8 million in the year-ago quarter. Adjusted EBITDA in the three months ended July 31, 2022 was $132.2 million, an increase of $10.9 million as compared to $121.3 million in the year-ago quarter. During the three months ended July 31, 2022, the Executive Search, Consulting, Professional Search & Interim, Digital and RPO lines of business contributed $62.2 million, $29.6 million, $29.2 million, $24.2 million and $17.7 million, respectively, to Adjusted EBITDA, which was offset by Corporate expenses net of other income of $30.6 million.

Our cash, cash equivalents and marketable securities decreased by $314.7 million to $896.4 million at July 31, 2022, compared to $1,211.1 million at April 30, 2022. This decrease was mainly due to annual bonuses earned in fiscal 2022 and paid during the first quarter of fiscal 2023, retention payments, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), capital expenditures, stock repurchases and dividends paid to stockholders during the three months ended July 31, 2022. As of July 31, 2022, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $172.9 million and a fair value of $177.0 million. Our vested obligations for which these assets were held in trust totaled $178.8 million as of July 31, 2022 and our unvested obligations totaled $17.5 million.

Our working capital increased by $35.5 million to $811.2 million as of July 31, 2022, as compared to $775.7 million at April 30, 2022. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $1,145.3 million under the Credit Facilities (defined in Liquidity and Capital Resources) and $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit issued as of both July 31, 2022 and April 30, 2022. We had a total of $10.3 million and $10.0 million of standby letters of credit with other financial institutions as of July 31, 2022 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2022	2021
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.0	0.5
Total revenue	101.0	100.5
Compensation and benefits	66.9	67.7
General and administrative expenses	9.3	8.6
Reimbursed expenses	1.0	0.5
Cost of services	5.5	3.8
Depreciation and amortization	2.3	2.7
Operating income	16.0	17.3
Net income	11.3%	13.1%
Net income attributable to Korn Ferry	11.1%	12.8%

The operating results prior to May 1, 2022 have been revised to conform to the new segment reporting.

The following tables summarize the results of our operations:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$166,484	23.9%	$148,478	25.3%
Digital	83,761	12.0	80,671	13.8
Executive Search:
North America	151,544	21.8	138,678	23.7
EMEA	47,056	6.8	42,747	7.3
Asia Pacific	26,381	3.8	28,703	4.9
Latin America	7,808	1.1	6,776	1.2
Total Executive Search	232,789	33.5	216,904	37.1
Professional Search & Interim	98,947	14.2	51,837	8.9
RPO	113,922	16.4	87,505	14.9
Total fee revenue	695,903	100.0%	585,395	100.0%
Reimbursed out-of-pocket engagement expense	7,245		2,703
Total revenue	$703,148		$588,098

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

	Three Months Ended July 31,
	2022	2021
	Consolidated
	(in thousands)
Fee revenue	$695,903	$585,395
Total revenue	$703,148	$588,098

Net income attributable to Korn Ferry	$77,247	$74,823
Net income attributable to noncontrolling interest	1,289	1,574
Other income, net	(775)	(4,447)
Interest expense, net	7,612	5,426
Income tax provision	26,226	23,879
Operating income	111,599	101,255
Depreciation and amortization	16,229	15,644
Other income, net	775	4,447
Integration/acquisition costs	3,605	—
Adjusted EBITDA	$132,208	$121,346
Adjusted EBITDA margin	19.0%	20.7%

	Three Months Ended July 31,
	2022				2021
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin
	(dollars in thousands)
Consulting	$166,484	$168,735	$29,550	17.7%	$148,478	$149,007	$26,841	18.1%
Digital	83,761	83,815	24,178	28.9%	80,671	80,681	25,632	31.8%
Executive Search:
North America	151,544	152,884	43,749	28.9%	138,678	139,300	43,330	31.2%
EMEA	47,056	47,329	8,515	18.1%	42,747	42,843	7,585	17.7%
Asia Pacific	26,381	26,452	7,351	27.9%	28,703	28,732	8,320	29.0%
Latin America	7,808	7,809	2,617	33.5%	6,776	6,779	2,354	34.7%
Total Executive Search	232,789	234,474	62,232	26.7%	216,904	217,654	61,589	28.4%
Professional Search & Interim	98,947	100,052	29,161	29.5%	51,837	51,932	19,439	37.5%
RPO	113,922	116,072	17,709	15.5%	87,505	88,824	14,528	16.6%
Corporate	—	—	(30,622)		—	—	(26,683)
Consolidated	$695,903	$703,148	$132,208	19.0%	$585,395	$588,098	$121,346	20.7%

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021

Fee Revenue

Fee Revenue. Fee revenue increased by $110.5 million, or 19%, to $695.9 million in the three months ended July 31, 2022 compared to $585.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $24.4 million, or 4%, in the three months ended July 31, 2022 compared to the year-ago quarter. The higher fee revenue was attributable to increases in all lines of business primarily due to the increased demand for the Company’s integrated service offerings and the acquisitions of the Acquired Companies in the Professional Search & Interim segment.

Consulting. Consulting reported fee revenue of $166.5 million, an increase of $18.0 million, or 12%, in the three months ended July 31, 2022 compared to $148.5 million in the year-ago quarter. The increase in fee revenue was mainly driven by increased demand from large workforce transformation initiatives delivered through our Organization Strategy, Assessment and Succession, and Leadership Development solutions. We also saw significant growth in Organization Design, Change Management, and Workforce Sales Compensation demand as clients aligned their structures to new market opportunities and addressed compensation and retention issues associated with labor market dislocation. Exchange rates unfavorably impacted fee revenue by $7.2 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter.

Digital. Digital reported fee revenue of $83.8 million, an increase of $3.1 million, or 4%, in the three months ended July 31, 2022 compared to $80.7 million in the year-ago quarter. The increase in fee revenue was primarily due to growth in Total Rewards and Leadership Development offerings as companies try to reward and retain employees in a changing labor market and invest in sales effectiveness tools to enable their commercial teams to maximize revenue growth. Exchange rates unfavorably impacted fee revenue by $4.7 million, or 6%, in the three months ended July 31, 2022 compared to the year-ago quarter.

Executive Search North America. Executive Search North America reported fee revenue of $151.5 million, an increase of $12.8 million, or 9%, in the three months ended July 31, 2022 compared to $138.7 million in the year-ago quarter. North America’s fee revenue was higher due to an 18% increase in the weighted-average fee billed per engagement (calculated using local currency) offset by a 7% decrease in the number of engagements billed during the three months ended July 31, 2022 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $47.1 million, an increase of $4.4 million, or 10%, in the three months ended July 31, 2022 compared to $42.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 10%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 14% increase in the weighted-average fee billed per engagement (calculated using local currency) and an 8% increase in the number of engagements billed during the three months ended July 31, 2022 compared to the year-ago quarter. Performance in France, Belgium, the United Arab Emirates, and Germany were the primary contributors to the increase in fee revenue in the three months ended July 31, 2022 compared to the year-ago quarter.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $26.4 million, a decrease of $2.3 million, or 8%, in the three months ended July 31, 2022 compared to $28.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.6 million, or 6%, in the three months ended July 31, 2022 compared to the year-ago quarter. The decrease in fee revenue was due to a 3% decrease in the number of engagements billed during the three months ended July 31, 2022 compared to the year-ago quarter. The performance in China, Australia and Korea were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2022 compared to the year-ago quarter, partially offset by increase in fee revenue in Malaysia and India.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.8 million, an increase of $1.0 million, or 15%, in the three months ended July 31, 2022 compared to $6.8 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.1 million, or 1%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 9% increase in the number of engagements billed and a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Mexico and Chile in the three months ended July 31, 2022 compared to the year-ago quarter.

Professional Search & Interim. Professional Search & Interim reported fee revenue of $98.9 million, an increase of $47.1 million, or 91%, in the three months ended July 31, 2022 compared to $51.8 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.0 million, or 4%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue and permanent placement fee revenue of $24.8 million and $22.3 million, respectively, primarily due to the Acquired Companies.

RPO. RPO reported fee revenue of $113.9 million, an increase of $26.4 million, or 30%, in the three months ended July 31, 2022 compared to $87.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.

Compensation and Benefits

Compensation and benefits expense increased by $69.4 million, or 18%, to $465.6 million in the three months ended July 31, 2022 from $396.2 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $14.7 million, or 4%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes of $49.8 million, performance-related bonus expense of $5.8 million, employee insurance of $4.9 million and amortization of long-term incentive awards of $1.4 million. These increases were due to the increase in fee revenue growth from an increase in average headcount of 33% in the three months ended July 31, 2022 compared to the year-ago quarter. Also contributing to higher compensation and benefit expense was an increase in commission expense of $9.8 million due to higher fee revenue and integration/acquisition costs of $1.3 million, partially offset by a decrease in deferred compensation expenses of $2.5 million as a result of a smaller increase in the fair value of participants' accounts in the three months ended July 31, 2022 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, decreased to 67% in the three months ended July 31, 2022 from 68% in the year-ago quarter.

Consulting compensation and benefits expense increased by $11.6 million, or 11%, to $113.8 million in the three months ended July 31, 2022 from $102.2 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $4.6 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $7.8 million, employee insurance of $0.7 million and performance-related bonus expense of $2.1 million. These increases were due to the segment’s revenue growth with an increase in average headcount of 15% in the three months ended July 31, 2022 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the three months ended July 31, 2022 from 69% in the year-ago quarter.

Digital compensation and benefits expense increased by $2.9 million, or 7%, to $43.7 million in the three months ended July 31, 2022 from $40.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.1 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes of $2.2 million and performance-related bonus expense of $0.6 million associated with the increased investment made on product development initiatives and an increase in commercial salesforce. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 52% in the three months ended July 31, 2022 from 51% in the year-ago quarter.

Executive Search North America compensation and benefits expense increased by $6.4 million, or 7%, to $97.9 million in the three months ended July 31, 2022 compared to $91.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.2 million, in the three months ended July 31, 2022 compared to the year-ago quarter. The change was due to increases in performance-related bonus expense of $5.3 million and salaries and related payroll taxes of

$4.0 million. These increases were due to the segment’s revenue growth with an increase in average headcount of 19% in the three months ended July 31, 2022 compared to the year-ago quarter. The increase was partially offset by a decrease in deferred compensation expenses of $3.4 million as a result of a smaller increase in the fair value of participants’ accounts in the three months ended July 31, 2022 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended July 31, 2022 from 66% in the year-ago quarter.

Executive Search EMEA compensation and benefits expense increased by $3.7 million, or 12%, to $34.6 million in the three months ended July 31, 2022 compared to $30.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.9 million, or 9%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in performance-related bonus expense of $2.5 million and amortization of long-term incentive awards of $0.7 million. These increases were due to the segment’s revenue growth in the three months ended July 31, 2022 compared to the year-ago quarter. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 74% in the three months ended July 31, 2022 from 72% in the year-ago quarter.

Executive Search Asia Pacific compensation and benefits expense decreased by $1.3 million, or 7%, to $16.7 million in the three months ended July 31, 2022 compared to $18.0 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.9 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter. The decrease in compensation and benefits expense was due to a decrease in performance-related bonus expense of $1.2 million in the three months ended July 31, 2022 compared to the year-ago quarter due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, was 63% for both the three months ended July 31, 2022 and 2021.

Executive Search Latin America compensation and benefits expense decreased by $0.3 million, or 6%, to $4.7 million in the three months ended July 31, 2022 compared to $5.0 million in the year-ago quarter. Exchange rates did not have an impact in the three months ended July 31, 2022 compared to the year-ago quarter. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 60% in the three months ended July 31, 2022 from 74% in the year-ago quarter.

Professional Search & Interim compensation and benefits expense increased by $22.5 million, or 82%, to $50.0 million in the three months ended July 31, 2022 from $27.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.8 million, or 3%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $13.1 million, commission expense of $9.9 million, employee insurance of $1.4 million and integration/acquisition costs of $1.3 million due to the acquisition of the Acquired Companies which resulted in a 117% increase in the average headcount in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset a decrease in performance-related bonus expense of $3.9 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in the three months ended July 31, 2022 from 53% in the year-ago quarter.

RPO compensation and benefits expense increased by $22.8 million, or 35%, to $88.4 million in the three months ended July 31, 2022 from $65.6 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.2 million, or 5%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $21.0 million as a result of the segment’s fee revenue growth with an increase in average headcount of 51% in the three months ended July 31, 2022 compared to the year-ago quarter. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 78% in the three months ended July 31, 2022 from 75% in the year-ago quarter.

Corporate compensation and benefits expense increased by $0.9 million, or 6%, to $15.7 million in the three months ended July 31, 2022 from $14.8 million in the year-ago quarter. The increase was due to higher performance-related bonus expense of $1.0 million and higher salaries and related payroll taxes of $1.3 million due to a 25% increase in the average headcount in the three months ended July 31, 2022 compared to the year-ago quarter. These were partially offset by an increase in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $1.5 million as a result of increased death benefits in the three months ended July 31, 2022 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased by $14.2 million, or 28%, to $64.5 million in the three months ended July 31, 2022 from $50.3 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $2.8 million, or 6%, in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in general and administrative expenses was due to higher marketing and business development expenses of $4.3 million, which contributed to the increase in fee revenue in the three months ended July 31, 2022, as well as an increase in legal and other professional fees of $3.3 million and premise and office expenses of $3.0 million due to technology cost associated with an increase in headcount. In addition, the Company incurred integration/acquisition costs of $2.3 million due to the acquisition of the Acquired Companies. General and administrative expenses, as a percentage of fee revenue, was 9% in both the three months ended July 31, 2022 and 2021.

Consulting general and administrative expenses increased by $0.9 million, or 8%, to $12.9 million in the three months ended July 31, 2022 compared to $12.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in foreign exchange losses in the three months ended July 31, 2022 compared to the year-ago quarter. Consulting general and administrative expenses, as a percentage of fee revenue, were 8% for both the three months ended July 31, 2022 and 2021.

Digital general and administrative expenses increased by $2.0 million, or 28%, to $9.1 million in the three months ended July 31, 2022 from $7.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $1.0 million and increases in technology cost of $0.4 million associated with an increase in headcount and legal and other professional fees of $0.3 million. Digital general and administrative expenses, as a percentage of fee revenue, increased to 11% in the three months ended July 31, 2022 from 9% in the year-ago quarter.

Executive Search North America general and administrative expenses increased by $1.7 million, or 25%, to $8.4 million in the three months ended July 31, 2022 compared to $6.7 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher business development expenses of $0.6 million and legal and other professional fees of $0.7 million. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended July 31, 2022 from 5% in the year-ago quarter.

Executive Search EMEA general and administrative expenses decreased by $0.5 million, or 12%, to $3.8 million in the three months ended July 31, 2022 from $4.3 million in the year-ago quarter. The decrease in general and administrative expenses was due to a decrease in premise and office expense of $0.6 million from the reduction of the Company’s real estate footprint in fiscal 2022. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended July 31, 2022 from 10% in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses were $2.5 million in the three months ended July 31, 2022 compared to $2.6 million in the year-ago quarter, essentially flat. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 9% for both the three months ended July 31, 2022 and 2021.

Executive Search Latin America recognized an increase in general and administrative expenses of $2.0 million in the three months ended July 31, 2022 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to a gain recorded in the three months ended July 31, 2021 due to the termination of a lease agreement Mexico thereby increasing premise and office of $1.5 million and a decrease in foreign currency gains of $0.3 million in the three months ended July 31, 2022 compared to the year-ago quarter.

Professional Search & Interim general and administrative expenses increased by $3.5 million, or 125%, to $6.3 million in the three months ended July 31, 2022 compared to $2.8 million in the year-ago quarter. The increase in general and administrative expense was primarily due to higher bad debt expense of $1.0 million, premise and office expenses of $1.0 million and integration/acquisition costs of $1.2 million. Profession Search & Interim general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended July 31, 2022 from 5% in the year-ago quarter.

RPO general and administrative expenses increased by $0.7 million, or 17%, to $4.8 million in the three months ended July 31, 2022 compared to $4.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in technology cost of $0.7 million associated with an increase in headcount. RPO general and administrative expenses, as a percentage of fee revenue, decreased to 4% in the three months ended July 31, 2022 from 5% in the year-ago quarter.

Corporate general and administrative expenses increased by $4.1 million, or 34%, to $16.2 million in the three months ended July 31, 2022 compared to $12.1 million in the year-ago quarter. The increase was primarily due to higher legal and other professional fees of $2.1 million and increases in marketing expenses and integration/acquisition costs of $1.2 million and $1.1 million, respectively, during the three months ended July 31, 2022 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consist of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $16.0 million, or 73%, to $38.0 million in the three months ended July 31, 2022 compared to $22.0 million in the year-ago quarter. The increase of $14.0 million is from Professional Search & Interim which is due the acquisition of the Acquired Companies which includes a significant amount of interim business as part of the services they perform that has higher cost of service expense. The rest of the increase is from Consulting due to an increase in fee revenue in that segment. Cost of services expense, as a percentage of fee revenue, increased to 5% in the three months ended July 31, 2022 from 4% in the three months ended July 31, 2021.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $16.2 million, an increase of $0.6 million, or 4%, in the three months ended July 31, 2022 compared to $15.6 million in the year-ago quarter. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $2.4 million, or 3%, to $77.2 million in the three months ended July 31, 2022, as compared to $74.8 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was driven by the increase in fee revenue, which was driven by the factors discussed above. The increase in fee revenue was partially offset by increases in compensation and benefits expense and cost of services expense associated with the higher levels of business demand and increases in general and administrative expenses and income tax provision in the three months ended July 31, 2022 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 11% and 13% in the three months ended July 31, 2022 and 2021, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $10.9 million, or 9%, to $132.2 million in the three months ended July 31, 2022 as compared to $121.3 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 19% in the three months ended July 31, 2022 compared to 21% in the year-ago quarter.

Consulting Adjusted EBITDA was $29.6 million in the three months ended July 31, 2022, an increase of $2.8 million, or 10%, as compared to $26.8 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense and general and administrative expenses. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended July 31, 2022 and 2021.

Digital Adjusted EBITDA was $24.2 million in the three months ended July 31, 2022, a decrease of $1.4 million, or 5%, as compared to $25.6 million in the year-ago quarter. This decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense and general and administrative expenses partially offset by an increase in fee revenue in the segment, during the three months ended July 31, 2022 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 29% and 32% in the three months ended July 31, 2022 and 2021, respectively.

Executive Search North America Adjusted EBITDA increased by $0.4 million, or 1%, to $43.7 million in the three months ended July 31, 2022 compared to $43.3 million in the year-ago quarter. The increase was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 29% and 31% in the three months ended July 31, 2022 and 2021, respectively.

Executive Search EMEA Adjusted EBITDA increased by $0.9 million, or 12%, to $8.5 million in the three months ended July 31, 2022 compared to $7.6 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended July 31, 2022 and 2021.

Executive Search Asia Pacific Adjusted EBITDA decreased $0.9 million, or 11%, to $7.4 million in the three months ended July 31, 2022 compared to $8.3 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 28% and 29% in the three months ended July 31, 2022 and 2021, respectively.

Executive Search Latin America Adjusted EBITDA increased by $0.2 million to $2.6 million in the three months ended July 31, 2022 compared to $2.4 million in the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 34% and 35% in the three months ended July 31, 2022 and 2021, respectively.

Professional Search & Interim Adjusted EBITDA was $29.2 million in the three months ended July 31, 2022, an increase of $9.8 million, or 51%, as compared to $19.4 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment as a result of the acquisitions of the Acquired Companies, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 29% and 38% in the three months ended July 31, 2022 and 2021, respectively.

RPO Adjusted EBITDA was $17.7 million in the three months ended July 31, 2022, an increase of $3.2 million, or 22%, as compared to $14.5 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% and 17% in the three months ended July 31, 2022 and 2021, respectively.

Other Income, Net

Other income, net was $0.8 million in the three months ended July 31, 2022 compared to $4.4 million in the year-ago quarter. The difference was primarily due to smaller gains from the fair value of our marketable securities during the three months ended July 31, 2022 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to the Notes issued in December 2019 and borrowings under COLI policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.6 million in the three months ended July 31, 2022 compared to $5.4 million in the year-ago quarter. Interest expense, net increased due to smaller interest income earned as a result of death benefits received from our COLI policies in three months ended July 31, 2022 compared to the year-ago quarter.

Income Tax Provision

The provision for income tax was $26.2 million in the three months ended July 31, 2022, with an effective tax rate of 25.0%, compared to $23.9 million in the three months ended July 31, 2021, with an effective rate of 23.8%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three months ended July 31, 2022 was affected by a tax expense recorded for withholding taxes that are not eligible for credit.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2022 was $1.3 million, as compared to $1.6 million in the three months ended July 31, 2021.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that are expected to earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Amended Credit Agreement (defined below), as well as using excess cash to repay the Notes.

On August 1, 2022, we completed the acquisition of Infinity Consulting Solutions (“ICS”) for approximately $100 million, net of cash acquired. ICS will be part of our rapidly growing Interim business, which is a part of our Professional Search & Interim segment.

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of July 31, 2022, the fair value of the Notes was $382.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On June 24, 2022, we entered into an Amendment to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company had a total of $1,145.3 million available under the Credit Facilities and $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit have been issued as of both July 31, 2022 and April 30, 2022, respectively. The Company had a total of $10.3 million and $10.0 million of standby letters with other financial institutions as of July 31, 2022 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

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

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $22.4 million and $2.5 million of the Company’s stock during three months ended July 31, 2022 and 2021, respectively. As of July 31, 2022, $306.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Our primarily source of liquidity is the fee revenue generated from our operations, supplemented by our borrowing capacity under our Amended Credit Agreement. Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Amended Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, including as a result of ongoing macroeconomic uncertainty due to inflation and a potential recession, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Amended Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $896.4 million and $1,211.1 million as of July 31, 2022 and April 30, 2022, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $613.9 million and $605.4 million at July 31, 2022 and April 30, 2022, respectively. As of July 31, 2022 and April 30, 2022, we held $414.4 million and $416.7 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.

As of July 31, 2022 and April 30, 2022, marketable securities of $256.7 million and $233.0 million, respectively, included equity securities of $177.0 million (net of gross unrealized gains of $10.0 million and gross unrealized losses of $5.9 million) and $168.7 million (net of gross unrealized gains of $10.7 million and gross unrealized losses of $6.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $166.5 million and $158.7 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $178.8 million and $160.8 million as of July 31, 2022 and April 30, 2022, respectively. Unvested obligations under the deferred compensation plans totaled $17.5 million and $24.0 million as of July 31, 2022 and April 30, 2022, respectively.

The net increase in our working capital of $35.5 million as of July 31, 2022 compared to April 30, 2022 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, partially offset by a decrease in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2022 and paid during the first quarter of fiscal 2023. The increase in accounts receivable was due to an increase in fee revenue and an increase in days of sales outstanding, which went from 58 days to 69 days (which is consistent with historical experience) from April 30, 2022 to July 31, 2022. Cash used by operating activities was $231.9 million in the three months ended July 31, 2022, an increase in cash used of $71.4 million, compared to $160.5 million in the three months ended July 31, 2021.

Cash used in investing activities was $40.4 million in the three months ended July 31, 2022 compared to $10.4 million in the year-ago quarter. An increase in cash used in investing activities was primarily due to an increase in the purchase of marketable securities net of sale/maturities of $20.2 million, an increase in purchase of property, plant and equipment of $7.6 million and $2.2 million less in proceeds from life insurance policies during the three months ended July 31, 2022 compared to the year-ago quarter.

Cash used in financing activities was $51.0 million in the three months ended July 31, 2022 compared to $23.7 million in the three months ended July 31, 2021. The increase in cash used in financing activities was primarily due to increase in repurchases of the Company’s common stock of $21.9 million, $4.2 million more in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock and increase in dividends paid to shareholders of $1.8 million in the three months ended July 31, 2022 compared to the year-ago quarter.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2022 and April 30, 2022, we held contracts with gross cash surrender value (“CSV”) of $264.5 million and $263.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $79.8 million as of July 31, 2022 and April 30, 2022. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2022 and April 30, 2022, the net cash surrender value of these policies was $184.7 million and $183.3 million, respectively.

Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2022, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, leases and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2022.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2022 and 2021, we recorded foreign currency losses of $0.3 million and $0.2 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Singapore Dollar, Euro, Swiss Franc, Mexican Peso, Danish Krone, Brazilian Real, South African Rand, Polish Zloty and Korean Won. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2022, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $13.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2022, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility, and fees relating to the issuance of letters of credit.

We had $79.8 million of borrowings against the CSV of COLI contracts as of both July 31, 2022 and April 30, 2022, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of July 31, 2022.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2022— May 31, 2022	174,120	$61.61	174,120	$18.4 million
June 1, 2022— June 30, 2022	41,227	$57.52	40,000	$316.1 million
July 1, 2022— July 31, 2022	519,984	$59.96	155,747	$306.7 million
Total	735,331	$60.21	369,867

(1)	Represents withholding of 365,464 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $22.4 million of the Company’s common stock under the program during the first quarter of fiscal 2023.

Our Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Amended Credit Agreement, the consolidated net leverage ratio, which uses adjusted EBITDA, is no greater than 5.00 to 1.00 and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
10.1*

First Amendment to Credit Agreement, dated June 24, 2022, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022, has been formatted in Inline XBRL and included as Exhibit 101.

*	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 8, 2022
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)