Form 10-Q
period 2022-10-31
KORN FERRY
filed 2022-12-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 2, 2022 was 52,709,950 shares.

KORN FERRY

Item 1. Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2022	April 30, 2022
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$593,900	$978,070
Marketable securities	59,188	57,244
Receivables due from clients, net of allowance for doubtful accounts of $40,959 and $36,384 at October 31, 2022 and April 30, 2022, respectively	670,408	590,260
Income taxes and other receivables	48,070	31,884
Unearned compensation	62,411	60,749
Prepaid expenses and other assets	46,388	41,763
Total current assets	1,480,365	1,759,970

Marketable securities, non-current	178,565	175,783
Property and equipment, net	153,041	138,172
Operating lease right-of-use assets, net	151,537	167,734
Cash surrender value of company-owned life insurance policies, net of loans	184,230	183,308
Deferred income taxes	83,899	84,712
Goodwill	790,063	725,592
Intangible assets, net	94,408	89,770
Unearned compensation, non-current	122,361	118,238
Investments and other assets	23,266	21,267
Total assets	$3,261,735	$3,464,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$48,623	$50,932
Income taxes payable	26,094	34,450
Compensation and benefits payable	327,949	547,826
Operating lease liability, current	49,039	48,609
Other accrued liabilities	303,470	302,408
Total current liabilities	755,175	984,225

Deferred compensation and other retirement plans	369,960	357,175
Operating lease liability, non-current	127,886	151,212
Long-term debt	395,831	395,477
Deferred tax liabilities	2,776	2,715
Other liabilities	27,387	24,153
Total liabilities	1,679,015	1,914,957

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 76,622 and 75,409 shares issued and 52,909 and 53,190 shares outstanding at October 31, 2022 and April 30, 2022, respectively	446,280	502,008
Retained earnings	1,268,437	1,134,523
Accumulated other comprehensive loss, net	(136,665)	(92,185)
Total Korn Ferry stockholders' equity	1,578,052	1,544,346
Noncontrolling interest	4,668	5,243
Total stockholders' equity	1,582,720	1,549,589
Total liabilities and stockholders' equity	$3,261,735	$3,464,546
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Fee revenue	$727,849	$639,443	$1,423,752	$1,224,838
Reimbursed out-of-pocket engagement expenses	7,870	3,955	15,115	6,658
Total revenue	735,719	643,398	1,438,867	1,231,496

Compensation and benefits	464,766	431,640	930,392	827,876
General and administrative expenses	65,086	64,065	129,543	114,332
Reimbursed expenses	7,870	3,955	15,115	6,658
Cost of services	61,257	24,329	99,249	46,322
Depreciation and amortization	17,093	15,633	33,322	31,277
Total operating expenses	616,072	539,622	1,207,621	1,026,465

Operating income	119,647	103,776	231,246	205,031
Other (loss) income, net	(9,048)	5,066	(8,273)	9,513
Interest expense, net	(7,098)	(6,365)	(14,710)	(11,791)
Income before provision for income taxes	103,501	102,477	208,263	202,753
Income tax provision	28,886	26,145	55,112	50,024
Net income	74,615	76,332	153,151	152,729
Net income attributable to noncontrolling interest	(1,074)	(560)	(2,363)	(2,134)
Net income attributable to Korn Ferry	$73,541	$75,772	$150,788	$150,595

Earnings per common share attributable to Korn Ferry:
Basic	$1.39	$1.40	$2.85	$2.78
Diluted	$1.38	$1.38	$2.83	$2.75

Weighted-average common shares outstanding:
Basic	51,868	53,114	51,820	52,937
Diluted	52,005	53,568	52,143	53,494

Cash dividends declared per share:	$0.15	$0.12	$0.30	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$74,615	$76,332	$153,151	$152,729

Other comprehensive (loss) income:
Foreign currency translation adjustments	(27,774)	(7,195)	(44,079)	(15,539)
Deferred compensation and pension plan adjustments, net of tax	54	351	105	692
Net unrealized loss on marketable securities, net of tax	(258)	(21)	(311)	(17)
Comprehensive income	46,637	69,467	108,866	137,865
Less: comprehensive income attributable to noncontrolling interest	(1,317)	(382)	(2,558)	(1,980)
Comprehensive income attributable to Korn Ferry	$45,320	$69,085	$106,308	$135,885
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount
	(in thousands)
Balance as of April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	77,247	—	77,247	1,289	78,536
Other comprehensive loss	—	—	—	(16,259)	(16,259)	(48)	(16,307)
Dividends paid to shareholders	—	—	(8,703)	—	(8,703)	—	(8,703)
Purchase of stock	(735)	(44,276)	—	—	(44,276)	—	(44,276)
Issuance of stock	1,047	4,857	—	—	4,857	—	4,857
Stock-based compensation	—	7,538	—	—	7,538	—	7,538
Balance as of July 31, 2022	53,502	470,127	1,203,067	(108,444)	1,564,750	6,484	1,571,234
Net income	—	—	73,541	—	73,541	1,074	74,615
Other comprehensive loss	—	—	—	(28,221)	(28,221)	243	(27,978)
Dividends paid to shareholders	—	—	(8,171)	—	(8,171)	—	(8,171)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,133)	(3,133)
Purchase of stock	(627)	(33,286)	—	—	(33,286)	—	(33,286)
Issuance of stock	34	—	—	—	—	—	—
Stock-based compensation	—	9,439	—	—	9,439	—	9,439
Balance as of October 31, 2022	52,909	$446,280	$1,268,437	$(136,665)	$1,578,052	$4,668	$1,582,720

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount
	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	574,123	902,906	(59,843)	1,417,186	3,984	1,421,170
Net income	—	—	75,772	—	75,772	560	76,332
Other comprehensive loss	—	—	—	(6,687)	(6,687)	(178)	(6,865)
Dividends paid to shareholders	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of stock	(99)	(7,353)	—	—	(7,353)	—	(7,353)
Issuance of stock	59	—	—	—	—	—	—
Stock-based compensation	—	7,288	—	—	7,288	—	7,288
Balance as of October 31, 2021	54,466	$574,058	$971,995	$(66,530)	$1,479,523	$4,366	$1,483,889
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$153,151	$152,729
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	33,322	31,277
Stock-based compensation expense	17,426	14,649
Impairment of right of use assets	—	7,392
Impairment of fixed assets	—	1,915
Provision for doubtful accounts	11,018	9,629
Gain on cash surrender value of life insurance policies	(4,890)	(2,184)
Loss (gain) on marketable securities	9,691	(10,041)
Deferred income taxes	(817)	3,006
Change in other assets and liabilities:
Deferred compensation	18,871	30,339
Receivables due from clients	(71,747)	(169,037)
Income taxes and other receivables	(12,220)	(1,588)
Prepaid expenses and other assets	(4,209)	(6,330)
Unearned compensation	(5,785)	(44,955)
Income taxes payable	(6,582)	(1,832)
Accounts payable and accrued liabilities	(235,729)	(56,852)
Other	(218)	(641)
Net cash used in operating activities	(98,718)	(42,524)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(99,322)	—
Purchase of marketable securities	(52,085)	(54,070)
Proceeds from sales/maturities of marketable securities	37,186	38,725
Purchase of property and equipment	(36,867)	(18,988)
Proceeds from life insurance policies	1,050	3,163
Premium on company-owned life insurance policies	(289)	(295)
Dividends received from unconsolidated subsidiaries	150	195
Net cash used in investing activities	(150,177)	(31,270)
Cash flows from financing activities:
Repurchases of common stock	(56,891)	(9,386)
Payments of tax withholdings on restricted stock	(22,060)	(18,058)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,371	3,593
Dividends paid to shareholders	(16,874)	(13,549)
Dividends - noncontrolling interest	(3,133)	—
Principal payments on finance leases	(814)	(592)
Payments on life insurance policy loans	(662)	(64)
Net cash used in financing activities	(96,063)	(38,056)
Effect of exchange rate changes on cash and cash equivalents	(39,212)	(13,537)
Net decrease in cash and cash equivalents	(384,170)	(125,387)
Cash and cash equivalents at beginning of period	978,070	850,778
Cash and cash equivalents at end of the period	$593,900	$725,391
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022
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
The Company now has eight reportable segments that operate through the following five lines of business:
1.Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data. The Consulting teams employ an integrated approach across core solutions each one strengthening our work and thinking of the next, to help clients execute their strategy in a digitally enabled world.
2.Digital delivers scalable tech-enabled solutions that identify the best structures, roles, capabilities and behaviors to drive businesses forward. Powered by the Korn Ferry Intelligence Cloud, the end-to-end system combines Korn Ferry proprietary data, client data and external market data to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Korn Ferry’s approach to placing talent brings together our research-based IP, proprietary assessments and behavioral interviewing with our practical experience to determine ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.
5.RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
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
RPO fee revenue is generated through two distinct phases: 1) the implementation phase and 2) the post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2022 and April 30, 2022, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2022 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and US Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2022 and 2021, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
Fair Value of Financial Instruments
Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets,

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:
•Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of October 31, 2022 and April 30, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended October 31, 2022 there were no impairment charges recorded. During the three and six months ended October 31, 2021, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of income in general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2022, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. As of October 31, 2022 and April 30, 2022, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of October 31, 2022 and April 30, 2022.
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $99.8 million and $201.6 million during the three and six months ended October 31, 2022, respectively, included in compensation and benefits expense in the consolidated statements of income. The performance-related bonus expense was $119.2 million and $215.2 million during the three and six months ended October 31, 2021, respectively, included in compensation and benefits expense in the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
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
During the three and six months ended October 31, 2022, restricted stock awards of 1.6 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2021, restricted stock awards of 1.2 million shares and 1.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$73,541	$75,772	$150,788	$150,595
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,615	1,654	3,295	3,321
Basic net earnings attributable to common stockholders	71,926	74,118	147,493	147,274
Add: undistributed earnings to nonvested restricted stockholders	1,436	1,510	2,945	3,005
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,432	1,497	2,927	2,974
Diluted net earnings attributable to common stockholders	$71,930	$74,131	$147,511	$147,305

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,868	53,114	51,820	52,937
Effect of dilutive securities:
Restricted stock	134	453	319	555
ESPP	3	1	4	2
Diluted weighted-average number of common shares outstanding	52,005	53,568	52,143	53,494

Net earnings per common share:
Basic earnings per share	$1.39	$1.40	$2.85	$2.78
Diluted earnings per share	$1.38	$1.38	$2.83	$2.75
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
The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2022	April 30, 2022
	(in thousands)
Foreign currency translation adjustments	$(136,991)	$(92,717)
Deferred compensation and pension plan adjustments, net of tax	1,066	961
Marketable securities unrealized loss, net of tax	(740)	(429)
Accumulated other comprehensive loss, net	$(136,665)	$(92,185)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2022	$(108,974)	$1,012	$(482)	$(108,444)
Unrealized losses arising during the period	(28,017)	—	(258)	(28,275)
Reclassification of realized net losses to net income	—	54	—	54
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities (2)	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized losses arising during the period	(44,274)	—	(311)	(44,585)
Reclassification of realized net losses to net income	—	105	—	105
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
___________________

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million for the six months ended October 31, 2022.
(2)	The tax effect on the unrealized losses were $0.1 million and $0.1 million for the three and six months ended October 31, 2022.
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of July 31, 2021	$(42,034)	$(17,794)	$(15)	$(59,843)
Unrealized (losses) gains arising during the period	(7,017)	15	(21)	(7,023)
Reclassification of realized net losses to net income	—	336	—	336
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2021:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(15,385)	15	(18)	(15,388)
Reclassification of realized net losses to net income	—	677	1	678
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)
___________________

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.2 million for the three and six months ended October 31, 2021.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Restricted stock	$9,439	$7,288	$16,977	$14,250
ESPP	230	203	449	399
Total stock-based compensation expense	$9,669	$7,491	$17,426	$14,649
Stock Incentive Plan
At the Company’s 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company’s stockholders approved the Korn Ferry 2022 Stock Incentive Plan (the "2022 Plan"), which, among other things, increased the total number of shares of the Company’s common stock available for stock-based awards by 1,700,000 shares, leaving 2,248,284 shares available for issuance, subject to certain changes in the Company’s capital structure and other extraordinary events. The 2022 Plan requires a minimum one-year vesting for all future awards, and provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which are market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof.
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
Restricted stock activity during the six months ended October 31, 2022 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2022	1,980	$40.32
Granted	1,116	$49.12
Vested	(997)	$37.66
Forfeited/expired	(27)	$55.15
Non-vested, October 31, 2022	2,072	$50.10
As of October 31, 2022, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $22.6 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
As of October 31, 2022, there was $88.3 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three and six months ended October 31, 2022, 3,969 shares and 369,433 shares of restricted stock totaling $0.2 million and $22.1 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During three and six months ended October 31, 2021, 5,729 shares and 264,807 shares of restricted stock totaling $0.5 million and $18.1 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company’s 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company’s stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company’s common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. No shares were purchased under the ESPP during the three months ended October 31, 2022 and 2021. During the six months ended October 31, 2022 and 2021, employees purchased 83,704 shares at $52.22 per share and 55,025 shares at $65.30 per share, respectively. As of October 31, 2022, the ESPP had approximately 1.9 million shares remaining available for future issuance.
Common Stock
During the three and six months ended October 31, 2022, the Company repurchased (on the open market or through privately negotiated transactions) 622,500 shares and 992,367 shares of the Company’s common stock for $33.1 million and $55.5 million, respectively. During the three and six months ended October 31, 2021, the Company repurchased (on the open market or through privately negotiated transactions) 93,385 shares and 131,081 shares of the Company's common stock for $6.9 million and $9.4 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2022 and April 30, 2022:

	October 31, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities
	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$23,362	$—	$(213)	$23,149	$—	$23,149	$—	$—
Corporate notes/bonds	37,476	—	(780)	36,696	—	26,761	9,935	—
U.S. Treasury and Agency Securities	998	—	(8)	990	—	990	—	—
Total debt investments	$61,836	$—	$(1,001)	$60,835	$—	$50,900	$9,935	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$176,918	$—	$8,288	$168,630	$—
Total equity investments				$176,918	$—	$8,288	$168,630	$—
Cash				$513,256	$513,256	$—	$—	$—
Money market funds				80,644	80,644	—	—	—
Level 2:
Foreign currency forward contracts				(201)	—	—	—	(201)
Total				$831,452	$593,900	$59,188	$178,565	$(201)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)

	April 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $164.1 million and $160.8 million as of October 31, 2022 and April 30, 2022, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $20.7 million and $24.0 million as of October 31, 2022 and April 30, 2022, respectively. During the three and six months ended October 31, 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $9.7 million and $9.7 million, respectively, which was recorded in other (loss) income, net. During the three and six months ended October 31, 2021, the fair value of the investments increased; therefore, the Company recognized a gain of $4.8 million and $10.0 million, respectively, which was recorded in other (loss) income, net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2022 and April 30, 2022, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and US Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of October 31, 2022, available-for-sale marketable securities had remaining maturities ranging from one month to 18 months. During the three and six months ended October 31, 2022, there were $18.6 million and $33.0 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2021, there were $14.3 million and $36.0 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2022 and April 30, 2022, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses recorded for the period that relate to equity securities still held as of October 31, 2022 were $10.7 million. Unrealized gains recorded for the period that relate to equity securities still held as of October 31, 2021 were $8.1 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2022	April 30, 2022
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,526	$1,639
Derivative liabilities:
Foreign currency forward contracts	$1,727	$1,843
As of October 31, 2022, the total notional amounts of the forward contracts purchased and sold were $107.4 million and $40.3 million, respectively. As of April 30, 2022, the total notional amounts of the forward contracts purchased and sold were $89.7 million and $35.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three and six months ended October 31, 2022, the Company incurred losses of $1.5 million and $2.1 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses related to forward contracts offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three and six months ended October 31, 2021, the Company realized gains of $0.4 million and $0.5 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains related to forward contracts offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Service cost	$10,484	$9,749	$19,627	$18,428
Interest cost	2,437	1,038	4,824	2,057
Amortization of actuarial loss	218	542	436	1,085
Expected return on plan assets (1)	(289)	(386)	(578)	(773)
Net periodic service credit amortization	(102)	(102)	(203)	(203)
Net periodic benefit costs (2)	$12,748	$10,841	$24,106	$20,594
___________________

(1)	The expected long-term rate of return on plan assets was 5.50% and 6.00% for October 31, 2022 and 2021, respectively.

(2)	The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $263.4 million and $263.2 million as of October 31, 2022 and April 30, 2022, respectively, was offset by outstanding policy loans of $79.2 million and $79.8 million in the accompanying consolidated balance sheets as of October 31, 2022 and April 30, 2022, respectively. The CSV value of the underlying COLI investments increased by $2.9 million and $4.9 million during the three and six months ended October 31, 2022, respectively, and is recorded as a decrease in compensation and

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investment increased by $1.7 million and $2.2 million during the three and six months ended October 31, 2021, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $9.5 million and $8.6 million, respectively. Offsetting the decreases in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $9.7 million during both the three and six months ended October 31, 2022, recorded in other (loss) income, net on the consolidated statements of income. During the three and six months ended October 31, 2021, deferred compensation liability increased; therefore, the Company recognized compensation expense of $4.7 million and $10.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $4.8 million and $10.0 million during the three and six months ended October 31, 2021, respectively, recorded in other (loss) income, net on the consolidated statements of income. (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022
	(in thousands)
Contract assets-unbilled receivables	$128,644	$100,652
Contract liabilities-deferred revenue	$241,708	$244,149
During the six months ended October 31, 2022, we recognized revenue of $136.2 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of October 31, 2022, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,211.7 million. Of the $1,211.7 million of remaining performance obligations, the Company expects to recognize approximately $344.9 million in the remainder of fiscal 2023, $471.3 million in fiscal 2024, $246.8 million in fiscal 2025 and the remaining $148.7 million in fiscal 2026 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$206,448	28.4%	$169,706	26.5%
Life Sciences/Healthcare	133,595	18.4	127,979	20.0
Financial Services	131,199	18.0	113,991	17.8
Technology	124,605	17.1	103,667	16.2
Consumer Goods	99,280	13.6	92,459	14.5
Education/Non–Profit/General	32,722	4.5	31,641	5.0
Fee Revenue	$727,849	100.0%	$639,443	100.0%

	Six Months Ended October 31,
	2022		2021
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$402,357	28.3%	$319,062	26.1%
Life Sciences/Healthcare	266,799	18.7	243,169	19.9
Financial Services	249,998	17.5	219,640	17.9
Technology	247,257	17.4	198,601	16.2
Consumer Goods	195,228	13.7	174,023	14.2
Education/Non–Profit/General	62,113	4.4	70,343	5.7
Fee Revenue	$1,423,752	100.0%	$1,224,838	100.0%
8. Credit Losses
The Company is exposed to credit losses primarily through the services it provides. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2022	$36,384
Provision for credit losses	11,018
Write-offs	(5,937)
Recoveries of amounts previously written off	621
Foreign currency translation	(1,127)
Balance at October 31, 2022	$40,959
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current
	(in thousands)
Balance at October 31, 2022
Commercial paper	$21,302	$211	$1,847	$2	$—	$23,149	$—
Corporate notes/bonds	$21,771	$465	$14,925	$315	$—	$26,761	$9,935
U.S. Treasury and Agency Securities	$990	$8	$—	$—	$—	$990	$—
Balance at April 30, 2022
Commercial paper	$37,002	$125	$4,499	$1	$15,489	$26,012	$—
Corporate notes/bonds	$32,186	$446	$3,800	$4	$—	$18,942	$17,044
U.S. Treasury and Agency Securities	$987	$8	$—	$—	$—	$987	$—
The unrealized losses on 16 and 27 investments in commercial paper securities, 25 and 23 investments in corporate notes/bonds, and 1 and 1 investment in U.S. treasury and agency securities on October 31, 2022 and April 30, 2022, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was an expense of $28.9 million and $55.1 million in the three and six months ended October 31, 2022, with an effective tax rate of 27.9% and 26.5%, respectively, compared to an expense of $26.1 million and $50.0 million in the three and six months ended October 31, 2021, with an effective tax rate of 25.5% and 24.7%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three and six months ended October 31, 2022 were affected by a tax expense recorded for withholding taxes that are not eligible for credit.
10. Segments
In the past year, the Company has allocated capital to build out its Professional Search and Interim operations through the acquisition of Lucas Group, Patina and Infinity Consulting Solutions ("ICS"). These acquisitions provided the Company with the opportunity to reassess how it manages its RPO & Professional Search segment. Given the Company’s strategy and development of separate financial and operational metrics for the Professional Search & Interim and RPO operations, the Company’s chief operating decision maker has begun to regularly make separate resource allocation decisions between Professional Search & Interim and RPO. Therefore, on May 1, 2022, the Company changed the composition of its global segments and under the new reporting format, the RPO & Professional Search segment has been separated into two segments; Professional Search & Interim and RPO. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues,

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
headcount and other factors. Due to this change, the Company completed a quantitative assessment for potential goodwill impairment both prior and subsequent to the aforementioned change and determined there was no goodwill impairment. The presentation of operating results prior to May 1, 2022 has been revised to conform to the new segment reporting.
The Company now has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.
The Company’s eight reportable segments operate through the following five lines of business:
1.Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data, and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent that brings together research-based IP, proprietary assessments, behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.
5.RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Financial highlights are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	Consolidated
	(in thousands)
Fee revenue	$727,849	$639,443	$1,423,752	$1,224,838
Total revenue	$735,719	$643,398	$1,438,867	$1,231,496

Net income attributable to Korn Ferry	$73,541	$75,772	$150,788	$150,595
Net income attributable to noncontrolling interest	1,074	560	2,363	2,134
Other loss (income), net	9,048	(5,066)	8,273	(9,513)
Interest expense, net	7,098	6,365	14,710	11,791
Income tax provision	28,886	26,145	55,112	50,024
Operating income	119,647	103,776	231,246	205,031
Depreciation and amortization	17,093	15,633	33,322	31,277
Other (loss) income, net	(9,048)	5,066	(8,273)	9,513
Integration/acquisition costs	3,411	1,084	7,016	1,084
Impairment of fixed assets	—	1,915	—	1,915
Impairment of right of use assets	—	7,392	—	7,392
Adjusted EBITDA(1)	$131,103	$134,866	$263,311	$256,212
___________________

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets and impairment of right of use assets.
Financial highlights by reportable segments are as follows:

	Three Months Ended October 31,
	2022			2021
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA
	(in thousands)
Consulting	$173,092	$175,845	$31,089	$164,893	$165,732	$30,061
Digital	94,329	94,577	27,524	88,639	88,712	28,556
Executive Search:
North America	142,485	144,147	37,969	158,197	159,082	48,907
EMEA	44,645	44,919	8,081	42,434	42,571	7,663
Asia Pacific	23,408	23,523	5,834	28,257	28,267	8,201
Latin America	7,821	7,822	2,607	6,571	6,572	1,366
Professional Search & Interim	134,743	135,762	32,457	54,559	54,702	21,825
RPO	107,326	109,124	16,004	95,893	97,760	14,433
Corporate	—	—	(30,462)	—	—	(26,146)
Consolidated	$727,849	$735,719	$131,103	$639,443	$643,398	$134,866

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)

	Six Months Ended October 31,
	2022			2021
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA
	(in thousands)
Consulting	$339,576	$344,580	$60,639	$313,371	$314,739	$56,902
Digital	178,090	178,392	51,702	169,310	169,393	54,188
Executive Search:
North America	294,029	297,031	81,718	296,875	298,382	92,237
EMEA	91,701	92,248	16,596	85,181	85,414	15,248
Asia Pacific	49,789	49,975	13,185	56,960	56,999	16,521
Latin America	15,629	15,631	5,224	13,347	13,351	3,720
Professional Search & Interim	233,690	235,814	61,618	106,396	106,634	41,264
RPO	221,248	225,196	33,713	183,398	186,584	28,961
Corporate	—	—	(61,084)	—	—	(52,829)
Consolidated	$1,423,752	$1,438,867	$263,311	$1,224,838	$1,231,496	$256,212
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
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of October 31, 2022. As of October 31, 2022 and April 30, 2022, the fair value of the Notes was $364.0 million and $379.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Long-term debt, at amortized cost, consisted of the following:

In thousands	October 31, 2022	April 30, 2022
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(4,169)	(4,523)
Long-term borrowings, net of unamortized discount and debt issuance costs	$395,831	$395,477
Credit Facilities
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
As of October 31, 2022 and April 30, 2022, there was no outstanding liability under the Credit Facilities and the credit facilities under the Credit Agreement prior to the Amendment (the “Prior Credit Facility”), respectively. The unamortized debt issuance costs associated with the Amended Credit Agreement was $4.7 million as of October 31, 2022 and $2.4 million under the Credit Agreement as of April 30, 2022. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of October 31, 2022, the Company was in compliance with its debt covenants.
The Company had a total of $1,145.3 million available under the Credit Facilities and $645.3 million available under the Prior Credit Facility after $4.7 million of standby letters of credit were issued as of both October 31, 2022 and April 30, 2022. The Company had a total of $10.0 million of standby letters with other financial institutions as of both October 31, 2022 and April 30, 2022. The standby letters of credit were generally issued as a result of entering into office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. The majority of the Company’s leases include

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
both lease and non-lease components. Non-lease components primarily include maintenance, insurance, taxes and other utilities. The Company combines fixed payments for non-lease components with its lease payments and accounts for them as a single lease component, which increases its ROU assets and lease liabilities. Some of the leases include one or more options to renew or terminate the lease at the Company’s discretion. Generally, the renewal and termination options are not included in the ROU assets and lease liabilities as they are not reasonably certain of exercise. The Company has elected not to recognize a ROU asset or lease liability for leases with an initial term of 12 months or less.
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
On August 1, 2022, the Company acquired ICS and as a result recognized ROU assets of $0.8 million with a corresponding liability of $1.0 million. The ROU asset was adjusted to reflect unfavorable lease terms when compared with current market rates. During the second quarter of fiscal 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $7.4 million recorded in the consolidated statements of income.
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost
Amortization of ROU assets	$365	$257	$738	$537
Interest on lease liabilities	46	21	94	45
	411	278	832	582
Operating lease cost	12,203	13,457	24,618	27,275
Short-term lease cost	270	213	433	482
Variable lease cost	1,583	3,431	4,238	5,099
Lease impairment cost	—	7,392	—	7,392
Sublease income	(738)	(228)	(1,245)	(459)
Total lease cost	$13,729	$24,543	$28,876	$40,371
Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,114	$30,133
Financing cash flows from finance leases	$814	$592

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,589	$7,208
Finance leases	$2,497	$317

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
Supplemental balance sheet information related to leases was as follows:

	October 31, 2022	April 30, 2022
	(in thousands)
Finance Leases:

Property and equipment, at cost	$6,900	$5,770
Accumulated depreciation	(2,757)	(3,085)
Property and equipment, net	$4,143	$2,685

Other accrued liabilities	$1,257	$1,049
Other liabilities	2,924	1,657
Total finance lease liabilities	$4,181	$2,706

Weighted average remaining lease terms:
Operating leases	4.8 years	5.1 years
Finance leases	4.1 years	3.3 years

Weighted average discount rate:
Operating leases	4.5%	4.3%
Finance leases	4.4%	3.2%
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing
	(in thousands)
2023 (excluding the six months ended October 31, 2022)	$30,737	$735
2024	46,372	1,249
2025	38,967	1,008
2026	35,918	705
2027	18,705	504
Thereafter	25,654	372
Total lease payments	196,353	4,573
Less: imputed interest	19,428	392
Total	$176,925	$4,181
13. Acquisition
On August 1, 2022, the Company completed its acquisition of ICS for $99.3 million, net of cash acquired.
ICS contributes interim professional placement offerings and expertise that are highly relevant for the new world of work where more workplaces are hybrid or virtual. ICS is a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and human resources. The acquisition of ICS echoes the commitment to scale the Company's solutions and further increases the Company's focus at the intersection of talent and strategy - wherever and however the needs of organizations evolve. ICS is part of our rapidly growing interim practice, which is included in the Professional Search & Interim segment. Actual results of operations of ICS are included in the Company's consolidated financial statements from August 1, 2022, the effective date of the acquisition.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2022 (continued)
The following table provides a summary of the net assets acquired:

(in thousands)
Current assets (1)	$19,932
Long-term assets	1,496
Intangible assets (2)	16,400
Current liabilities	6,248
Long-term liabilities	566
Net assets acquired	31,014
Purchase price	99,322
Goodwill (3)	$68,308
________________

(1)	Included in current assets is acquired receivables in the amount of $19.4 million.
(2)
Acquisition-related intangible assets acquired in connection with the acquisition consists of customer relationships and tradenames of $15.3 million, and $1.1 million, respectively, with weighted-average useful lives from the date of purchase of seven years, and two years, respectively.

(3)	Tax deductible goodwill from the acquisition was $67.2 million as of October 31, 2022.
The aggregate purchase price was preliminary allocated to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As of October 31, 2022, these allocations remain preliminary with regard to any income tax. The measurement period for purchase price allocation ends as soon as final information on the facts and circumstances become available, not to exceed 12 months.
14. Subsequent Event
Quarterly Dividend Declaration
On December 7, 2022, the Board of Directors of the Company declared a cash dividend of $0.15 per share with a payment date of January 13, 2023 to holders of the Company’s common stock of record at the close of business on December 21, 2022. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions. Other risk factors that can also cause actual performance and future actions to differ materially from the forward-looking statements include global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Infinity Consulting Solutions ("ICS"), and resulting organizational changes, our indebtedness, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Our eight reportable segments operate through the following five lines of business:
1.Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. We support this work with a comprehensive range of some of the world’s leading lP and data. The Consulting teams employ an integrated approach across core solutions, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. Our digital products give clients direct access to our proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographical basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific (“APAC”), and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. We help clients source high-quality candidates at speed and at scale globally, covering single hire to multi hire permanent placements and interim contractors.
5.Recruitment Process Outsourcing (“RPO”) offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
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
Highlights of our performance in fiscal 2022 include:
•Approximately 76% of the executive searches we performed in fiscal 2022 were for board level, chief executive and other senior executive and general management positions. Our more than 4,300 search engagement clients in fiscal 2022 included many of the world’s largest and most prestigious public and private companies.
•We have built strong client loyalty, with nearly 90% of the assignments performed during fiscal 2022 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
•Approximately 70% of our revenues were generated from clients that have utilized multiple lines of our business.
•In fiscal 2022, we acquired the Lucas Group and Patina Solutions Group. The Lucas Group brings substantial professional search and interim placement expertise to Korn Ferry and has enhanced our industry-leading search portfolio. Patina Solutions Group, an interim executive search firm brings access to a vast network of C-suite, top-tier, and professional interim talent.
Performance Highlights
On August 1, 2022, we completed the acquisition of ICS for $99.3 million, net of cash acquired. ICS contributes interim professional placement offerings and expertise that are highly relevant for the new world of work where more workplaces are hybrid or virtual. ICS is a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and human resources. The acquisition of ICS echoes the commitment to scale the Company's solutions and further increases the Company's focus at the intersection of talent and strategy - wherever and however the needs of organizations evolve. ICS is part of our rapidly growing interim practice, which is included in the Professional Search & Interim segment.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three and six months ended October 31, 2022, Adjusted EBITDA excluded $3.4 million and $7.0 million of integration/acquisition costs, respectively. For the three and six months ended October 31, 2021, Adjusted EBITDA excluded $7.4 million impairment of right-of-use assets, $1.9 million impairment of fixed assets and $1.1 million of integration/acquisition costs.
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
Fee revenue was $727.8 million during the three months ended October 31, 2022, an increase of $88.4 million, or 14%, compared to $639.4 million in the three months ended October 31, 2021, with increases in fee revenue across Professional Search & Interim, RPO, Consulting and Digital. The acquisitions of Lucas Group, Patina, and ICS (the "Acquired Companies"), which are included in the Professional Search & Interim segment, were a significant factor in the increase in fee revenue. The increase in fee revenue was partially offset by a decrease in fee revenue in Executive Search due to a decrease in the number of engagements billed. Exchange rates unfavorably impacted fee revenue by $34.4 million, or 5%, in the three months ended October 31, 2022 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended October 31, 2022 was $73.5 million, a decrease of $2.3 million as compared to $75.8 million in the year-ago quarter. Adjusted EBITDA in the three months ended October 31, 2022 was $131.1 million, a decrease of $3.8 million as compared to $134.9 million in the year-ago quarter. During the three months ended October 31, 2022, the Executive Search, Professional Search & Interim, Consulting, Digital, and RPO lines of business contributed $54.5 million, $32.5 million, $31.1 million, $27.5 million and $16.0 million, respectively, to Adjusted EBITDA, which was offset by Corporate expenses net of other income of $30.5 million.
Our cash, cash equivalents and marketable securities decreased by $379.4 million to $831.7 million at October 31, 2022, compared to $1,211.1 million at April 30, 2022. This decrease was mainly due to annual bonuses earned in fiscal 2022 and paid during the first quarter of fiscal 2023, retention payments, acquisition of ICS, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), capital expenditures, stock repurchases and dividends paid to stockholders during the six months ended October 31, 2022. As of October 31, 2022, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $183.0 million and a fair value of $176.9 million. Our vested obligations for which these assets were held in trust totaled $164.1 million as of October 31, 2022 and our unvested obligations totaled $20.7 million.
Our working capital decreased by $50.5 million to $725.2 million as of October 31, 2022, as compared to $775.7 million at April 30, 2022. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $1,145.3 million available under the Credit Facilities (defined in Liquidity and Capital Resources) and $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit issued as of both October 31, 2022 and April 30, 2022. We had a total of $10.0 million of standby letters of credit with other financial institutions as of both October 31, 2022 and April 30, 2022. The standby letters of credit were generally issued as a result of entering into office premise leases.

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	0.6	1.1	0.5
Total revenue	101.1	100.6	101.1	100.5
Compensation and benefits	63.9	67.5	65.3	67.6
General and administrative expenses	8.9	10.0	9.1	9.3
Reimbursed expenses	1.1	0.6	1.1	0.5
Cost of services	8.4	3.8	7.0	3.8
Depreciation and amortization	2.3	2.4	2.3	2.6
Operating income	16.4	16.2	16.2	16.7
Net income	10.3%	11.9%	10.8%	12.5%
Net income attributable to Korn Ferry	10.1%	11.8%	10.6%	12.3%
The operating results prior to May 1, 2022 have been revised to conform to the new segment reporting.
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2022		2021		2022		2021
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Consulting	$173,092	23.8%	$164,893	25.8%	$339,576	23.9%	$313,371	25.6%
Digital	94,329	13.0	88,639	13.9	178,090	12.5	169,310	13.8
Executive Search:
North America	142,485	19.6	158,197	24.8	294,029	20.7	296,875	24.2
EMEA	44,645	6.1	42,434	6.6	91,701	6.4	85,181	7.0
Asia Pacific	23,408	3.2	28,257	4.4	49,789	3.5	56,960	4.6
Latin America	7,821	1.1	6,571	1.0	15,629	1.1	13,347	1.1
Total Executive Search	218,359	30.0	235,459	36.8	451,148	31.7	452,363	36.9
Professional Search & Interim	134,743	18.5	54,559	8.5	233,690	16.4	106,396	8.7
RPO	107,326	14.7	95,893	15.0	221,248	15.5	183,398	15.0
Total fee revenue	727,849	100.0%	639,443	100.0%	1,423,752	100.0%	1,224,838	100.0%
Reimbursed out-of-pocket engagement expense	7,870		3,955		15,115		6,658
Total revenue	$735,719		$643,398		$1,438,867		$1,231,496
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

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	Consolidated
	(in thousands)
Fee revenue	$727,849	$639,443	$1,423,752	$1,224,838
Total revenue	$735,719	$643,398	$1,438,867	$1,231,496

Net income attributable to Korn Ferry	$73,541	$75,772	$150,788	$150,595
Net income attributable to noncontrolling interest	1,074	560	2,363	2,134
Other loss (income), net	9,048	(5,066)	8,273	(9,513)
Interest expense, net	7,098	6,365	14,710	11,791
Income tax provision	28,886	26,145	55,112	50,024
Operating income	119,647	103,776	231,246	205,031
Depreciation and amortization	17,093	15,633	33,322	31,277
Other (loss) income, net	(9,048)	5,066	(8,273)	9,513
Integration/acquisition costs	3,411	1,084	7,016	1,084
Impairment of fixed assets	—	1,915	—	1,915
Impairment of right of use assets	—	7,392	—	7,392
Adjusted EBITDA	$131,103	$134,866	$263,311	$256,212
Adjusted EBITDA margin	18.0%	21.1%	18.5%	20.9%

	Three Months Ended October 31,
	2022				2021
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin
	(dollars in thousands)
Consulting	$173,092	$175,845	$31,089	18.0%	$164,893	$165,732	$30,061	18.2%
Digital	94,329	94,577	27,524	29.2%	88,639	88,712	28,556	32.2%
Executive Search:
North America	142,485	144,147	37,969	26.6%	158,197	159,082	48,907	30.9%
EMEA	44,645	44,919	8,081	18.1%	42,434	42,571	7,663	18.1%
Asia Pacific	23,408	23,523	5,834	24.9%	28,257	28,267	8,201	29.0%
Latin America	7,821	7,822	2,607	33.3%	6,571	6,572	1,366	20.8%
Total Executive Search	218,359	220,411	54,491	25.0%	235,459	236,492	66,137	28.1%
Professional Search & Interim	134,743	135,762	32,457	24.1%	54,559	54,702	21,825	40.0%
RPO	107,326	109,124	16,004	14.9%	95,893	97,760	14,433	15.1%
Corporate	—	—	(30,462)		—	—	(26,146)
Consolidated	$727,849	$735,719	$131,103	18.0%	$639,443	$643,398	$134,866	21.1%

	Six Months Ended October 31,
	2022				2021
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin
	(dollars in thousands)
Consulting	$339,576	$344,580	$60,639	17.9%	$313,371	$314,739	$56,902	18.2%
Digital	178,090	178,392	51,702	29.0%	169,310	169,393	54,188	32.0%
Executive Search:
North America	294,029	297,031	81,718	27.8%	296,875	298,382	92,237	31.1%
EMEA	91,701	92,248	16,596	18.1%	85,181	85,414	15,248	17.9%
Asia Pacific	49,789	49,975	13,185	26.5%	56,960	56,999	16,521	29.0%
Latin America	15,629	15,631	5,224	33.4%	13,347	13,351	3,720	27.9%
Total Executive Search	451,148	454,885	116,723	25.9%	452,363	454,146	127,726	28.2%
Professional Search & Interim	233,690	235,814	61,618	26.4%	106,396	106,634	41,264	38.8%
RPO	221,248	225,196	33,713	15.2%	183,398	186,584	28,961	15.8%
Corporate	—	—	(61,084)		—	—	(52,829)
Consolidated	$1,423,752	$1,438,867	$263,311	18.5%	$1,224,838	$1,231,496	$256,212	20.9%
Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021
Fee Revenue
Fee Revenue. Fee revenue increased by $88.4 million, or 14%, to $727.8 million in the three months ended October 31, 2022 compared to $639.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $34.4 million, or 5%, in the three months ended October 31, 2022 compared to the year-ago quarter. Fee revenue increased in all lines of business except Executive Search which was down 7% compared to the year-ago quarter. The Acquired Companies, which are included in the Professional Search & Interim segment, were a significant factor in the increase in fee revenue compared to the year-ago quarter.
Consulting. Consulting reported fee revenue of $173.1 million, an increase of $8.2 million, or 5%, in the three months ended October 31, 2022 compared to $164.9 million in the year-ago quarter. Consulting saw growth in Organizational Design, Change Management and Workforce Sales Compensation, partially offset by a decline in Assessment & Succession. Exchange rates unfavorably impacted fee revenue by $10.0 million, or 6%, in the three months ended October 31, 2022 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $94.3 million, an increase of $5.7 million, or 6%, in the three months ended October 31, 2022 compared to $88.6 million in the year-ago quarter. The increase in fee revenue continued to be driven by increasing demand for Development offerings as companies invest in sales effectiveness tools and training programs to build their commercial team capabilities to maximize revenue growth. Exchange rates unfavorably impacted fee revenue by $6.9 million, or 8%, in the three months ended October 31, 2022 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $142.5 million, a decrease of $15.7 million, or 10%, in the three months ended October 31, 2022 compared to $158.2 million in the year-ago quarter. North America’s fee revenue was lower due to a 14% decrease in the number of engagements billed, partially offset by a 5% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2022 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $44.6 million, an increase of $2.2 million, or 5%, in the three months ended October 31, 2022 compared to $42.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $5.6 million, or 13%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 13% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 7% increase in the number of engagements billed during the three months ended October 31, 2022 compared to the year-ago quarter. Performance in Germany, United Arab Emirates and France were the primary contributors to the increase in fee revenue in the three months ended October 31, 2022 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $23.4 million, a decrease of $4.9 million, or 17%, in the three months ended October 31, 2022 compared to $28.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.4 million, or 8%, in the three months ended October 31, 2022 compared to the year-ago quarter. The decrease in fee revenue was due to a 13% decrease in the number of engagements billed, partially offset by a 4% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2022 compared to the year-ago quarter. The performance in China, Singapore, and Japan were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2022 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.8 million, an increase of $1.2 million, or 18%, in the three months ended October 31, 2022 compared to $6.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 3%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to a 21% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 2% increase in the number of engagements billed during the three months ended October 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Mexico and Brazil in the three months ended October 31, 2022 compared to the year-ago quarter, partially offset by a decrease in fee revenue in Chile.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $134.7 million, an increase of $80.1 million, or 147%, in the three months ended October 31, 2022 compared to $54.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 5%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue and permanent placement fee revenue of $55.3 million and $24.9 million, respectively, primarily due to the Acquired Companies.
RPO. RPO reported fee revenue of $107.3 million, an increase of $11.4 million, or 12%, in the three months ended October 31, 2022 compared to $95.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $6.1 million, or 6%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.
Compensation and Benefits
Compensation and benefits expense increased by $33.2 million, or 8%, to $464.8 million in the three months ended October 31, 2022 from $431.6 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $20.9 million, or 5%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $45.4 million and employee insurance of $6.0 million due to an increase in fee revenue as well as an increase in average headcount of 27% in the three months ended October 31, 2022 compared to the year-ago quarter due largely from headcount from the Acquired Companies. Also contributing to higher compensation and benefit expense was an increase in commission expense of $14.5 million due to higher fee revenue and integration/acquisition costs of $2.1 million. The increase in compensation and benefits expense was partially offset by lower performance-related bonus expense of $19.4 million and a decrease in deferred compensation expenses of $13.7 million as a result of a decrease in the fair value of participants' accounts in the three months ended October 31, 2022 compared to an increase in the fair value of participants' accounts in the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in the three months ended October 31, 2022 from 68% in the year-ago quarter.
Consulting compensation and benefits expense increased by $4.3 million, or 4%, to $118.8 million in the three months ended October 31, 2022 from $114.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $6.2 million, or 5%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $6.2 million and employee insurance of $0.9 million due to the segment’s revenue growth combined with an increase in average headcount of 11% in the three months ended October 31, 2022 compared to the year-ago quarter. The increase was partially offset by a decrease in performance related bonus expense of $2.7 million. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% in both the three months ended October 31, 2022 and 2021.
Digital compensation and benefits expense increased by $2.5 million, or 5%, to $48.9 million in the three months ended October 31, 2022 from $46.4 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $2.9 million, or 6%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes of $4.0 million associated with the increased investment made on product development initiatives and an increase in commercial salesforce, and an increase in commission expense of $1.3 million due to growth in the segment's revenue. These increases were partially offset by a decrease in performance-related bonus expense of $3.2 million. Digital compensation and benefits expense, as a percentage of fee revenue, was 52% in both the three months ended October 31, 2022 and 2021.
Executive Search North America compensation and benefits expense decreased by $16.9 million, or 16%, to $87.0 million in the three months ended October 31, 2022 compared to $103.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.3 million, in the three months ended October 31, 2022 compared to the year-ago quarter. The change was due to a decrease in performance-related bonus expense of $9.1 million in the three months ended October 31, 2022 compared to the year-ago quarter due to lower segment fee revenue. Additionally, contributing to the decrease in compensation and benefits expense was a decrease in deferred compensation expenses of $11.5 million as a result of a decrease in the fair value of participants’ accounts in the three months ended October 31, 2022 compared to an increase in the fair value of participants’ accounts in the year-ago quarter. These decreases were partially offset by an increase in salaries and related payroll taxes of $4.4 million due to an increase in average headcount of 14% in the three months ended October 31, 2022 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 61% in the three months ended October 31, 2022 from 66% in the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $3.1 million, or 10%, to $33.5 million in the three months ended October 31, 2022 compared to $30.4 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.8 million, or 13%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $2.6 million and salaries and related payroll taxes of $0.4 million. These increases were due to the segment’s revenue growth combined with an increase in average headcount of 16% in the three months ended October 31, 2022 compared to the year-ago quarter. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 75% in the three months ended October 31, 2022 from 72% in the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense decreased by $2.4 million, or 14%, to $15.0 million in the three months ended October 31, 2022 compared to $17.4 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.4 million, or 8%, in the three months ended October 31, 2022 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $1.7 million in the three months ended October 31, 2022 compared to the year-ago quarter due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 64% in the three months ended October 31, 2022 from 62% in the year-ago quarter.
Executive Search Latin America compensation and benefits expense increased by $0.7 million, or 17%, to $4.8 million in the three months ended October 31, 2022 compared to $4.1 million in the year-ago quarter. Exchange rates did not have an impact on compensation and benefits expense in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in higher salaries and related payroll taxes as a result of the segment’s fee revenue growth with an increase in average headcount of 14% in the three months ended October 31, 2022 compared to the year-ago quarter. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 61% in the three months ended October 31, 2022 from 62% in the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $32.4 million, or 121%, to $59.2 million in the three months ended October 31, 2022 from $26.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.1 million, or 4%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $16.0 million, commission expense of $13.2 million, employee insurance of $1.9 million and integration/acquisition costs of $2.1 million due to the acquisitions of the Acquired Companies which resulted in a 153% increase in the average headcount in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by a decrease in performance-related bonus expense of $0.8 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 44% in the three months ended October 31, 2022 from 49% in the year-ago quarter.
RPO compensation and benefits expense increased by $9.9 million, or 14%, to $82.7 million in the three months ended October 31, 2022 from $72.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $5.1 million, or 7%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $13.2 million and employee insurance expense of $2.2 million as a result of the segment’s fee revenue growth with an increase in average headcount of 31% in the three months ended October 31, 2022 compared to the year-ago quarter. This was partially offset by a decrease in performance-related bonus expense of $4.1 million and external contractors expense of $1.0 million. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the three months ended October 31, 2022 from 76% in the year-ago quarter.
Corporate compensation and benefits expense decreased by $0.6 million, or 4%, to $14.8 million in the three months ended October 31, 2022 from $15.4 million in the year-ago quarter. The change was primarily due to an increase in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $1.2 million as a result of recording more death benefits in the three months ended October 31, 2022 compared to the year-ago quarter and a decrease of $1.1 million in deferred compensation expenses due to a decrease in the fair value of participants' accounts in the three months ended October 31, 2022 compared to an increase in the fair value of participants' accounts in the year-ago quarter. These decreases in compensation and benefits expense were partially offset by an increase of $1.4 million in salaries and related payroll taxes due to an increase in average headcount of 24% in the three months ended October 31, 2022 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $1.0 million, or 2%, to $65.1 million in the three months ended October 31, 2022 from $64.1 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $5.2 million, or 8%, in the three months ended October 31, 2022 compared to the year-ago quarter. The increase in general and administrative expenses was due to higher marketing and business development expenses of $4.6 million, which contributed to the increase in fee revenue in the three months ended October 31, 2022, as well as an increase in legal and other professional fees of $3.3 million. These increases were partially offset by a decrease in premise and office expenses of $7.1 million due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint. General and administrative expenses, as a percentage of fee revenue, decreased to 9% in the three months ended October 31, 2022 compared to 10% in the year-ago quarter.
Consulting general and administrative expenses decreased by $1.7 million, or 12%, to $12.9 million in the three months ended October 31, 2022 compared to $14.6 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease of $3.0 million in premise and office expense due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint, partially offset by an $0.8 million increase in marketing and business development expenses. Consulting general and administrative expenses, as a percentage of fee revenue, decreased to 7% in the three months ended October 31, 2022 from 9% in the year-ago quarter.
Digital general and administrative expenses increased by $1.3 million, or 16%, to $9.5 million in the three months ended October 31, 2022 from $8.2 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $0.8 million and an increase of $0.6 million in foreign exchange loss in the three months ended October 31, 2022 compared to the year-ago quarter. Digital general and administrative expenses, as a percentage of fee revenue, increased to 10% in the three months ended October 31, 2022 from 9% in the year-ago quarter.
Executive Search North America general and administrative expenses increased by $0.8 million, or 10%, to $8.6 million in the three months ended October 31, 2022 compared to $7.8 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher legal and other professional fees of $0.6 million and an increase in marketing and business development expenses of $0.4 million. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended October 31, 2022 from 5% in the year-ago quarter.
Executive Search EMEA general and administrative expenses decreased by $2.3 million, or 43%, to $3.0 million in the three months ended October 31, 2022 from $5.3 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $1.6 million due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint and a change to a foreign exchange gain of $0.6 million in the three months ended October 31, 2022 from a foreign exchange loss of $0.2 million in the year-ago quarter. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 7% in the three months ended October 31, 2022 from 12% in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.3 million, or 12%, to $2.3 million in the three months ended October 31, 2022 compared to $2.6 million in the year-ago quarter. The decrease in general and administrative expenses was due to a decrease in premise and office expense of $0.3 million. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 10% in the three months ended October 31, 2022 from 9% in the year-ago quarter.
Executive Search Latin America general and administrative expenses decreased by $0.7 million, or 64%, to $0.4 million in the three months ended October 31, 2022 compared to $1.1 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a foreign exchange gain of $0.2 million in the three months ended October 31, 2022 compared to a foreign exchange loss of $0.5 million in the year-ago quarter. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended October 31, 2022 from 16% in the year-ago quarter.
Professional Search & Interim general and administrative expenses increased by $1.5 million, or 27%, to $7.1 million in the three months ended October 31, 2022 compared to $5.6 million in the year-ago quarter. The increase in general and administrative expense was primarily due to higher bad debt expense of $1.1 million and marketing and business development expenses of $0.8 million. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended October 31, 2022 from 10% in the year-ago quarter.

RPO general and administrative expenses decreased by $1.1 million, or 17%, to $5.4 million in the three months ended October 31, 2022 compared to $6.5 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $1.0 million from the reduction of the Company's real estate footprint in fiscal 2022. RPO general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended October 31, 2022 from 7% in the year-ago quarter.
Corporate general and administrative expenses increased by $3.6 million, or 29%, to $16.0 million in the three months ended October 31, 2022 compared to $12.4 million in the year-ago quarter. The increase was primarily due to higher legal and other professional fees of $2.1 million and increases in marketing and business development expenses and premise and office expense of $1.0 million and $0.8 million, respectively, during the three months ended October 31, 2022 compared to the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $37.0 million, or 152%, to $61.3 million in the three months ended October 31, 2022 compared to $24.3 million in the year-ago quarter. Professional Search & Interim account for $35.6 million of the increase due the acquisition of the Acquired Companies, which includes a significant amount of interim business as part of the services they perform that has higher cost of service expense. The rest of the increase was from Consulting and Digital due to an increase in fee revenue in these segments. Cost of services expense, as a percentage of fee revenue, increased to 8% in the three months ended October 31, 2022 from 4% in the year-ago quarter.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $17.1 million, an increase of $1.5 million, or 10%, in the three months ended October 31, 2022 compared to $15.6 million in the year-ago quarter. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $2.3 million, or 3%, to $73.5 million in the three months ended October 31, 2022, as compared to $75.8 million in the year-ago quarter. The decrease in net income attributable to Korn Ferry was driven by the higher operating expenses driven by an increase in cost of services expense associated with the acquisitions of the Acquired Companies and an increase in compensation and benefits expense in the three months ended October 31, 2022 compared to the year-ago quarter. Also contributing to a decrease in net income was a decrease in other income from a decline in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements. The decrease was partially offset by an increase in fee revenue, which was driven by the factors discussed above. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 10% and 12% in three months ended October 31, 2022 and 2021, respectively.
Adjusted EBITDA
Adjusted EBITDA decreased by $3.8 million, or 3%, to $131.1 million in the three months ended October 31, 2022 as compared to $134.9 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by an increase in cost of services expense associated with the Acquired Companies, higher compensation and benefit expense (excluding integration/acquisition costs) due to an increase in headcount and an increase in general and administrative expenses (excluding impairment charges and integration/acquisition costs). Also contributing to the decrease in Adjusted EBITDA was a decline in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements that generated an other loss, net in the three months ended October 31, 2022 compared to other income, net in the year-ago quarter, partially offset by an increase in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 18% in the three months ended October 31, 2022 compared to 21% in the year-ago quarter.
Consulting Adjusted EBITDA was $31.1 million in the three months ended October 31, 2022, an increase of $1.0 million, or 3%, as compared to $30.1 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense and general and administrative expenses (excluding impairment charges). Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended October 31, 2022 and 2021.
Digital Adjusted EBITDA was $27.5 million in the three months ended October 31, 2022, a decrease of $1.1 million, or 4%, as compared to $28.6 million in the year-ago quarter. This decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense, general and administrative expenses (excluding impairment charges) and cost of services expenses, partially offset by an increase in fee revenue in the segment, during the three months ended October 31,

2022 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 29% and 32% in the three months ended October 31, 2022 and 2021, respectively.
Executive Search North America Adjusted EBITDA decreased by $10.9 million, or 22%, to $38.0 million in the three months ended October 31, 2022 compared to $48.9 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue in the segment and a decline in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements that generated an other loss for the three months ended October 31, 2022 compared to other income in the year-ago quarter, partially offset by a decrease in compensation and benefits expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 27% and 31% in the three months ended October 31, 2022 and 2021, respectively.
Executive Search EMEA Adjusted EBITDA increased by $0.4 million, or 5%, to $8.1 million in the three months ended October 31, 2022 compared to $7.7 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended October 31, 2022 and 2021.
Executive Search Asia Pacific Adjusted EBITDA decreased by $2.4 million, or 29%, to $5.8 million in the three months ended October 31, 2022 compared to $8.2 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 25% and 29% in the three months ended October 31, 2022 and 2021, respectively.
Executive Search Latin America Adjusted EBITDA increased by $1.2 million, or 86%, to $2.6 million in the three months ended October 31, 2022 compared to $1.4 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by higher fee revenue in the segment. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 33% and 21% in the three months ended October 31, 2022 and 2021, respectively.
Professional Search & Interim Adjusted EBITDA was $32.5 million in the three months ended October 31, 2022, an increase of $10.7 million, or 49%, as compared to $21.8 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment as a result of the acquisitions of the Acquired Companies, partially offset by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 24% and 40% in the three months ended October 31, 2022 and 2021, respectively.
RPO Adjusted EBITDA was $16.0 million in the three months ended October 31, 2022, an increase of $1.6 million, or 11%, as compared to $14.4 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges). RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended October 31, 2022 and 2021.
Other (Loss) Income, Net
Other loss, net was $9.0 million in the three months ended October 31, 2022 compared to other income, net of $5.1 million in the year-ago quarter. The difference was primarily due to losses from a decrease in the fair value of our marketable securities during the three months ended October 31, 2022 compared to gains from the increases in the fair value of our marketable securities in the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.1 million in the three months ended October 31, 2022 compared to $6.4 million in the year-ago quarter. Interest expense, net increased due to an increase in the interest cost associated with our deferred compensation plans in three months ended October 31, 2022 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $28.9 million in the three months ended October 31, 2022, with an effective tax rate of 27.9%, compared to $26.1 million in the three months ended October 31, 2021, with an effective rate of 25.5%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three months ended October 31, 2022 was affected by a tax expense recorded for withholding taxes that are not eligible for credit.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2022 was $1.1 million, as compared to $0.6 million in the three months ended October 31, 2021.
Six Months Ended October 31, 2022 Compared to Six Months Ended October 31, 2021
Fee Revenue
Fee Revenue. Fee revenue increased by $199.0 million, or 16%, to $1,423.8 million in the six months ended October 31, 2022 compared to $1,224.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $58.8 million, or 5%, in the six months ended October 31, 2022 compared to the year-ago period. Fee revenue increased in all lines of business except Executive Search which was flat compared to the year-ago period. The acquisition of the Acquired Companies was a significant factor in the increase in fee revenue compared to the year-ago period as was the increase in demand for the Company’s integrated service offerings.
Consulting. Consulting reported fee revenue of $339.6 million, an increase of $26.2 million, or 8%, in the six months ended October 31, 2022 compared to $313.4 million in the year-ago period. The increase in fee revenue was mainly driven by an increase in demand from large workforce transformation initiatives delivered through our Organization Strategy, Assessment and Succession, and Leadership Development solutions. We also saw growth in Organizational Design, Change Management, and Workforce Sales Compensation demand as clients aligned their structures to new market opportunities and addressed compensation and retention issues associated with labor market dislocation. Exchange rates unfavorably impacted fee revenue by $17.2 million, or 5%, in the six months ended October 31, 2022 compared to the year-ago period.
Digital. Digital reported fee revenue of $178.1 million, an increase of $8.8 million, or 5%, in the six months ended October 31, 2022 compared to $169.3 million in the year-ago period. The increase in fee revenue was driven by increasing demand for Development offerings as companies invest in sales effectiveness tools and training programs to build their commercial teams capabilities to maximize revenue growth. Exchange rates unfavorably impacted fee revenue by $11.7 million, or 7%, in the six months ended October 31, 2022 compared to the year-ago period.
Executive Search North America. Executive Search North America reported fee revenue of $294.0 million, a decrease of $2.9 million, or 1%, in the six months ended October 31, 2022 compared to $296.9 million in the year-ago period. North America’s fee revenue was lower due to an 11% decrease in the number of engagements billed, partially offset by an 11% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2022 compared to the year-ago period.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $91.7 million, an increase of $6.5 million, or 8%, in the six months ended October 31, 2022 compared to $85.2 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $9.9 million, or 12%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in fee revenue was due to a 13% increase in the weighted-average fee billed per engagement (calculated using local currency) and an 8% increase in the number of engagements billed during the six months ended October 31, 2022 compared to the year-ago period. Performance in France, Germany, United Arab Emirates, and Spain were the primary contributors to the increase in fee revenue in the six months ended October 31, 2022 compared to the year-ago period, partially offset by a decrease in fee revenue in Russia.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $49.8 million, a decrease of $7.2 million, or 13%, in the six months ended October 31, 2022 compared to $57.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.0 million, or 7%, in the six months ended October 31, 2022 compared to the year-ago period. The decrease in fee revenue was due to a 6% decrease in the number of engagements billed and a 1% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2022 compared to the year-ago period. The performance in China, Singapore, Korea, and Japan were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2022 compared to the year-ago period, partially offset by an increase in fee revenue in Malaysia.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $15.6 million, an increase of $2.3 million, or 17%, in the six months ended October 31, 2022 compared to $13.3 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.3 million, or 2%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in fee revenue was due to a 14% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 6% increase in the number of engagements billed during the six months ended October 31, 2022 compared to the year-ago period. The performance in Mexico and Brazil were the primary contributors to the increase in fee revenue in the six months ended October 31, 2022 compared to the year-ago period, partially offset by a decrease in fee revenue in Colombia.

Professional Search & Interim. Professional Search & Interim reported fee revenue of $233.7 million, an increase of $127.3 million, or 120%, in the six months ended October 31, 2022 compared to $106.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.6 million, or 4%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in fee revenue was due to an increase in interim fee revenue and permanent placement fee revenue of $80.1 million and $47.2 million, respectively, primarily due to the acquisition of the Acquired Companies.
RPO. RPO reported fee revenue of $221.2 million, an increase of $37.8 million, or 21%, in the six months ended October 31, 2022 compared to $183.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $10.3 million, or 6% in the six months ended October 31, 2022 compared to the year-ago period. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.
Compensation and Benefits
Compensation and benefits expense increased by $102.5 million, or 12%, to $930.4 million in the six months ended October 31, 2022 from $827.9 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $35.6 million, or 4%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $95.2 million and employee insurance of $10.9 million. These increases were due to the increase in fee revenue as well as an increase in average headcount of 31% in the six months ended October 31, 2022 compared to the year-ago period due largely from headcount from the Acquired Companies. Also contributing to higher compensation and benefit expense was an increase in commission expense of $24.3 million due to higher fee revenue and integration/acquisition costs of $3.5 million, partially offset by decreases in performance-related bonus expense of $13.6 million, and deferred compensation expenses of $16.2 million as a result of a decline in the fair value of participants' accounts in the six months ended October 31, 2022 compared to an increase in the fair value of participants' accounts in the year-ago period. Compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the six months ended October 31, 2022 from 68% in the year-ago period.
Consulting compensation and benefits expense increased by $16.0 million, or 7%, to $232.7 million in the six months ended October 31, 2022 from $216.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $10.8 million, or 5%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $14.0 million and employee insurance of $1.6 million. These increases were due to the segment’s revenue growth with an increase in average headcount of 13% in the six months ended October 31, 2022 compared to the year-ago period. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% in both the six months ended October 31, 2022 and 2021.
Digital compensation and benefits expense increased by $5.4 million, or 6%, to $92.6 million in the six months ended October 31, 2022 from $87.2 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $5.0 million, or 6%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes of $6.2 million and commission expense of $1.2 million associated with the increased investment made on product development initiatives and an increase in commercial salesforce. These increases were partially offset by a decrease of $2.6 million in performance-related bonus expense. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 52% in the six months ended October 31, 2022 from 51% in the year-ago period.
Executive Search North America compensation and benefits expense decreased by $10.4 million, or 5%, to $185.0 million in the six months ended October 31, 2022 compared to $195.4 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.5 million, in the six months ended October 31, 2022 compared to the year-ago period. The change was primarily due to a decrease in deferred compensation expenses of $14.9 million as a result of a decline in the fair value of participants' account in the six months ended October 31, 2022 compared to an increase in the year-ago period. Also contributing to the decrease in compensation and benefits expense was a decrease in performance-related bonus expense of $3.8 million, partially offset by increases in salaries and related payroll taxes of $8.4 million due to an increase in average headcount of 15% in the six months ended October 31, 2022 compared to the year-ago period. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in the six months ended October 31, 2022 from 66% in the year-ago period.
Executive Search EMEA compensation and benefits expense increased by $6.8 million, or 11%, to $68.1 million in the six months ended October 31, 2022 compared to $61.3 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $6.8 million, or 11%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $5.1 million, salaries and related payroll taxes of $0.7 million and amortization of long-term incentive awards of $0.6 million. These increases were due to the segment’s revenue growth combined with an increase in average headcount of 15% in the six months ended October 31, 2022 compared to the year-ago period. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 74% in the six months ended October 31, 2022 from 72% in the year-ago period.

Executive Search Asia Pacific compensation and benefits expense decreased by $3.7 million, or 10%, to $31.7 million in the six months ended October 31, 2022 compared to $35.4 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.3 million, or 6%, in the six months ended October 31, 2022 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $2.9 million in the six months ended October 31, 2022 compared to the year-ago period due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 64% in the six months ended October 31, 2022 from 62% in the year-ago period.
Executive Search Latin America compensation and benefits expense increased by $0.4 million, or 4%, to $9.5 million in the six months ended October 31, 2022 compared to $9.1 million in the year-ago period. Exchange rates did not have an impact on compensation and benefits expense in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in higher salaries and related payroll taxes as a result of the segment’s fee revenue growth with an increase in average headcount of 14% in the six months ended October 31, 2022 compared to the year-ago period. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 61% in the six months ended October 31, 2022 from 68% in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $55.0 million, or 101%, to $109.2 million in the six months ended October 31, 2022 from $54.2 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.0 million, or 4%, in the six months ended October 31, 2022 compared to the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $29.2 million, commission expense of $23.1 million, employee insurance of $3.3 million and integration/acquisition costs of $3.5 million due to the acquisitions of the Acquired Companies, which resulted in a 156% increase in the average headcount in the six months ended October 31, 2022 compared to the year-ago period. The increase in compensation and benefits expense was partially offset by a decrease in performance-related bonus expense of $4.7 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 47% in the six months ended October 31, 2022 from 51% in the year-ago period.
RPO compensation and benefits expense increased by $32.7 million, or 24%, to $171.2 million in the six months ended October 31, 2022 from $138.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $8.2 million, or 6%, in the six months ended October 31, 2022 compared to the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $34.3 million, and an increase in employee insurance expenses of $4.1 million as a result of the segment’s fee revenue growth combined with an increase in average headcount of 40% in the six months ended October 31, 2022 compared to the year-ago period. The increase was partially offset by a $4.1 million decrease in performance-related bonus expense and a decrease in the use of external contractors expense of $1.7 million in the six months ended October 31, 2022 compared to the year-ago period. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the six months ended October 31, 2022 from 75% in the year-ago period.
Corporate compensation and benefits expense increased by $0.3 million, or 1%, to $30.5 million in the six months ended October 31, 2022 from $30.2 million in the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $2.7 million due to a 24% increase in the average headcount in the six months ended October 31, 2022 compared to the year-ago period, and to a lesser extent to increases in the use of outside contractors and performance related bonus expense of $0.9 million and $0.6 million, respectively. These were partially offset by an increase in the CSV of COLI of $2.7 million as a result of increased death benefits, and a decrease in deferred compensation expense of $1.3 million due to a decline in the fair value of participants' accounts in the six months ended October 31, 2022 compared to an increase in the year-ago period.
General and Administrative Expenses
General and administrative expenses increased by $15.2 million, or 13%, to $129.5 million in the six months ended October 31, 2022 from $114.3 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $8.0 million, or 7%, in the six months ended October 31, 2022 compared to the year-ago period. The increase in general and administrative expenses was due to higher marketing and business development expenses of $8.9 million, which contributed to the increase in fee revenue in the six months ended October 31, 2022 compared to the year-ago period, as well as an increase in legal and other professional fees of $6.7 million. In addition, the Company incurred an additional $2.5 million in integration/acquisition expenses due to the acquisitions of the Acquired Companies. The increase was partially offset by a decrease in premise and office expense of $4.1 million due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint. General and administrative expenses, as a percentage of fee revenue, were 9% in both the six months ended October 31, 2022 and 2021.
Consulting general and administrative expenses decreased by $0.9 million, or 3%, to $25.7 million in the six months ended October 31, 2022 compared to $26.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $3.3 million due to impairment charges recorded in fiscal

2022 as a result of the reduction of the Company's real estate footprint. The decrease was partially offset by increases in marketing and business development expenses of $1.3 million, as well as an increase in foreign exchange loss of $0.8 million in the six months ended October 31, 2022, compared to the year-ago period. Consulting general and administrative expenses, as a percentage of fee revenue, were 8% in both the six months ended October 31, 2022 and 2021.
Digital general and administrative expenses increased by $3.3 million, or 22%, to $18.6 million in the six months ended October 31, 2022 from $15.3 million in the year-ago period. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $1.8 million, an increase in legal and other professional fees of $0.4 million and a foreign exchange loss of $0.8 million in the six months ended October 31, 2022, compared to a foreign exchange gain of $0.1 million in the year-ago period. Digital general and administrative expenses, as a percentage of fee revenue, increased to 10% in the six months ended October 31, 2022 from 9% in the six months ended October 31, 2021.
Executive Search North America general and administrative expenses increased by $2.4 million, or 16%, to $17.0 million in the six months ended October 31, 2022 compared to $14.6 million in the year-ago period. The increase in general and administrative expenses was primarily due to higher legal and other professional fees of $1.3 million and an increase in marketing and business development expenses of $1.0 million in the six months ended October 31, 2022, compared to year-ago period. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in the six months ended October 31, 2022 from 5% in the year-ago period.
Executive Search EMEA general and administrative expenses decreased by $2.8 million, or 29%, to $6.8 million in the six months ended October 31, 2022 from $9.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $2.3 million due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint, as well as a foreign exchange gain of $0.6 million in the six months ended October 31, 2022 compared to a foreign exchange loss of $0.4 million the year-ago period. The decrease in general and administrative expenses was partially offset by an increase in marketing and business development expenses of $0.5 million. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 7% in the six months ended October 31, 2022 from 11% in the year-ago period.
Executive Search Asia Pacific general and administrative expenses decreased by $0.5 million, or 9%, to $4.8 million in the six months ended October 31, 2022 compared to $5.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $0.5 million. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 10% in the six months ended October 31, 2022 from 9% in the year-ago period.
Executive Search Latin America recognized an increase in general and administrative expenses of $1.3 million in the six months ended October 31, 2022 compared to the year-ago period. The increase in general and administrative expenses was primarily due to a gain recorded in the six months ended October 31, 2021 due to the termination of a lease agreement in Mexico thereby increasing premise and office expense of $1.6 million, partially offset by an increase in foreign currency gains of $0.4 million in the six months ended October 31, 2022 compared to the year-ago period.
Professional Search & Interim general and administrative expenses increased by $5.0 million, or 60%, to $13.4 million in the six months ended October 31, 2022 compared to $8.4 million in the year-ago period. The increase in general and administrative expense was primarily due to higher bad debt expense of $2.0 million and increases in marketing and business development expenses and integration/acquisition costs of $1.1 million and $1.5 million, respectively. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 6% in the six months ended October 31, 2022 from 8% in the year-ago period.
RPO general and administrative expenses decreased by $0.4 million, or 4%, to $10.2 million in the six months ended October 31, 2022 compared to $10.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $0.7 million and a decrease in premise and office expense of $0.5 million as a result of the reduction of the Company's real estate footprint. The decrease was partially offset by increases in marketing and business development expenses of $0.7 million in the six months ended October 31, 2022 compared to the year-ago period. RPO general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the six months ended October 31, 2022 from 6% in the year-ago period.
Corporate general and administrative expenses increased by $7.7 million, or 31%, to $32.2 million in the six months ended October 31, 2022 compared to $24.5 million in the year-ago period. The increase was primarily due to higher legal and other professional fees of $4.2 million and increases in marketing expenses and premise and office costs of $2.3 million and $1.6 million, respectively, during the six months ended October 31, 2022 compared to the year-ago period.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $52.9 million, or

114%, to $99.2 million in the six months ended October 31, 2022 compared to $46.3 million in the year-ago period. Professional Search & Interim account for $49.7 million of the increase due the acquisitions of the Acquired Companies which includes a significant amount of interim business as part of the services they perform that has higher cost of service expense. The rest of the increase was from the Consulting and Digital segments due to an increase in fee revenue in those segments. Cost of services expense, as a percentage of fee revenue, increased to 7% in the six months ended October 31, 2022 from 4% in the six months ended October 31, 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $33.3 million, increased by $2.0 million, or 6% in the six months ended October 31, 2022 compared to $31.3 million in the year-ago period. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $0.2 million, to $150.8 million in the six months ended October 31, 2022, as compared to $150.6 million in the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 11% and 12% in six months ended October 31, 2022 and 2021, respectively.
Adjusted EBITDA
Adjusted EBITDA increased by $7.1 million, or 3%, to $263.3 million in the six months ended October 31, 2022 as compared to $256.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Also impacting Adjusted EBITDA was a decline in the value of our marketable securities due to market movements that generated an other loss, net in the six months ended October 31, 2022 compared to other income, net in the year-ago period. Adjusted EBITDA, as a percentage of fee revenue, was 18% in the six months ended October 31, 2022 compared to 21% in the year-ago period.
Consulting Adjusted EBITDA was $60.6 million in the six months ended October 31, 2022, an increase of $3.7 million, or 7%, as compared to $56.9 million in the year-ago period. This increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense and general and administrative expense (excluding impairment charges). Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the six months ended October 31, 2022 and 2021.
Digital Adjusted EBITDA was $51.7 million in the six months ended October 31, 2022, a decrease of $2.5 million, or 5%, as compared to $54.2 million in the year-ago period. This decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense, general and administrative expenses (excluding impairment charges) and cost of services expense, partially offset by an increase in fee revenue in the segment, during the six months ended October 31, 2022 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 29% in the six months ended October 31, 2022 as compared to 32% in the six months ended October 31, 2021.
Executive Search North America Adjusted EBITDA decreased by $10.5 million, or 11%, to $81.7 million in the six months ended October 31, 2022 compared to $92.2 million in the year-ago period. The decrease was driven by a decline in the value of our marketable securities due to market movements that generated an other loss, net in the six months ended October 31, 2022 compared to other income, net in the year-ago period and a decrease in the segment's fee revenue, partially offset by a decrease in compensation and benefits expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 28% in the six months ended October 31, 2022 as compared to 31% in the six months ended October 31, 2021.
Executive Search EMEA Adjusted EBITDA increased by $1.4 million, or 9%, to $16.6 million in the six months ended October 31, 2022 compared to $15.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment and a decrease in general and administrative expenses (excluding impairment charges), partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the six months ended October 31, 2022 and 2021.
Executive Search Asia Pacific Adjusted EBITDA decreased by $3.3 million, or 20%, to $13.2 million in the six months ended October 31, 2022 compared to $16.5 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 26% in the six months ended October 31, 2022 as compared to 29% in the six months ended October 31, 2021.
Executive Search Latin America Adjusted EBITDA increased by $1.5 million, or 41%, to $5.2 million in the six months ended October 31, 2022 compared to $3.7 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by an increase in general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 33% in the six months ended October 31, 2022 as compared to 28% in the six months ended October 31, 2021.
Professional Search & Interim Adjusted EBITDA was $61.6 million in the six months ended October 31, 2022, an increase of $20.3 million, or 49%, as compared to $41.3 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment as a result of the acquisition of the Acquired Companies, partially offset by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 26% in the six months ended October 31, 2022 compared to 39% in the year-ago period.
RPO Adjusted EBITDA was $33.7 million in the six months ended October 31, 2022, an increase of $4.7 million, or 16%, as compared to $29.0 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% in the six months ended October 31, 2022 compared to 16% in the year-ago period.
Other (Loss) Income, Net
Other loss, net was $8.3 million in the six months ended October 31, 2022 compared to other income, net of $9.5 million in the year-ago period. The difference was primarily due to losses from a decrease in the fair value of our marketable securities during the six months ended October 31, 2022 compared to gains from the increases in the fair value of our marketable securities in the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $14.7 million in the six months ended October 31, 2022 compared to $11.8 million in the year-ago period. Interest expense, net increased due to an increase in the interest cost associated with our deferred compensation plans in six months ended October 31, 2022 compared to the year-ago period.
Income Tax Provision
The provision for income tax was $55.1 million in the six months ended October 31, 2022, with an effective tax rate of 26.5%, compared to $50.0 million in the six months ended October 31, 2021, with an effective rate of 24.7%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the six months ended October 31, 2022 was affected by a tax expense recorded for withholding taxes that are not eligible for credit.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2022 was $2.4 million, as compared to $2.1 million in the six months ended October 31, 2021.
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
On August 1, 2022, we completed the acquisition of ICS for approximately $99.3 million, net of cash acquired. ICS will be part of our rapidly growing Interim business, which is a part of our Professional Search & Interim segment.
On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of October 31, 2022, the fair value of the Notes was $364.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an Amendment to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company had a total of $1,145.3 million available under the Credit Facilities and $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit have been issued as of both October 31, 2022 and April 30, 2022. The Company had a total of $10.0 million of standby letters with other financial institutions as of both October 31, 2022 and April 30, 2022. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $55.5 million and $9.4 million of the Company’s stock during six months ended October 31, 2022 and 2021, respectively. As of October 31, 2022, $273.6 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $831.7 million and $1,211.1 million as of October 31, 2022 and April 30, 2022, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $457.3 million and $605.4 million at October 31, 2022 and April 30, 2022, respectively. As of October 31, 2022 and April 30, 2022, we held $300.1 million and $416.7 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of October 31, 2022 and April 30, 2022, marketable securities of $237.8 million and $233.0 million, respectively, included equity securities of $176.9 million (net of gross unrealized gains of $6.8 million and gross unrealized losses of $12.9 million) and $168.7 million (net of gross unrealized gains of $10.7 million and gross unrealized losses of $6.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $168.6 million and $158.7 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $164.1 million and $160.8 million as of October 31, 2022 and April 30, 2022, respectively. Unvested obligations under the deferred compensation plans totaled $20.7 million and $24.0 million as of October 31, 2022 and April 30, 2022, respectively.
The net decrease in our working capital of $50.5 million as of October 31, 2022 compared to April 30, 2022 is primarily attributable to a decrease in cash and cash equivalents, partially offset by a decrease in compensation and benefits payable combined with an increase in account receivables. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2022 and paid during the first quarter of fiscal 2023 and the acquisition of ICS in second quarter of fiscal 2023. The increase in accounts receivable was due to an increase in fee revenue and an increase in days of sales outstanding, which went from 58 days to 71 days (which is consistent with historical experience) from April 30, 2022 to October 31, 2022. Cash used by operating activities was $98.7 million in the six months ended October 31, 2022, an increase in cash used of $56.2 million, compared to $42.5 million in the six months ended October 31, 2021.
Cash used in investing activities was $150.2 million in the six months ended October 31, 2022 compared to $31.3 million in the year-ago period. An increase in cash used in investing activities was primarily due to cash paid for acquisitions, net of cash acquired of $99.3 million, an increase of $17.9 million in the purchase of property, plant and equipment and $2.1 million less in proceeds received from our life insurance policies during the six months ended October 31, 2022 compared to the year-ago period.
Cash used in financing activities was $96.1 million in the six months ended October 31, 2022 compared to $38.1 million in the six months ended October 31, 2021. The increase in cash used in financing activities was primarily due to increase in repurchases of the Company’s common stock of $47.5 million, $4.0 million more in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock, an increase in dividends paid to shareholders of $3.3 million and $3.1 million paid to non-controlling interest in the six months ended October 31, 2022 compared to none in the year-ago quarter.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2022 and April 30, 2022, we held contracts with gross cash surrender value of $263.4 million and $263.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $79.2 million and $79.8 million as of October 31, 2022 and April 30, 2022, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2022 and April 30, 2022, the net cash surrender value of these policies was $184.2 million and $183.3 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2022.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2022, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2022 and 2021, we recorded foreign currency losses of $0.2 million and $0.6 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Singapore Dollar, Swiss Franc, Euro, Danish Krone, Mexican Peso, Polish Zloty, Korean Won, South African Rand, Brazilian Real, and Swedish Krona. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2022, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $13.4 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of October 31, 2022, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility, and fees relating to the issuance of letters of credit.
We had $79.2 million and $79.8 million of borrowings against the CSV of COLI contracts as of October 31, 2022 and April 30, 2022, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of October 31, 2022.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended October 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2022— August 31, 2022	105,000	$64.02	105,000	$300.0 million
September 1, 2022— September 30, 2022	296,319	$50.21	292,500	$285.3 million
October 1, 2022— October 31, 2022	225,150	$51.90	225,000	$273.6 million
Total	626,469	$53.13	622,500
_________________________
(1)Represents withholding of 3,969 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $33.1 million of the Company’s common stock under the program during the second quarter of fiscal 2023.
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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
10.1+*	Korn Ferry 2022 Stock Incentive Plan, effective September 22, 2022, filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed September 26, 2022.
10.2+*	Korn Ferry Amended and Restated Employees Stock Purchase Plan, effective September 22, 2022, filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed September 26, 2022.
10.3+	Korn Ferry 2022 Stock Incentive Plan US RSA Notice and Restricted Stock Award Agreement.
10.4+	Korn Ferry 2022 Stock Incentive Plan US and Foreign RSU Performance Award Notice TSR and Restricted Stock Unit Performance Award Agreement.
10.5+	Korn Ferry 2022 Stock Incentive Plan Foreign RSU Notice and Restricted Stock Unit Award Agreement.
10.6+	Korn Ferry 2022 Stock Incentive Plan BOD RSU Notice and Nonemployee Director Restricted Stock Unit Award Agreement.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*Incorporated herein by reference.
+ Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 9, 2022
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)