Form 10-Q
period 2023-01-31
KORN FERRY
filed 2023-03-10
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 6, 2023 was 52,409,108, shares.

KORN FERRY

Item 1. Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2023	April 30, 2022
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$771,898	$978,070
Marketable securities	48,253	57,244
Receivables due from clients, net of allowance for doubtful accounts of $43,606 and $36,384 at January 31, 2023 and April 30, 2022, respectively	628,693	590,260
Income taxes and other receivables	65,079	31,884
Unearned compensation	59,899	60,749
Prepaid expenses and other assets	39,605	41,763
Total current assets	1,613,427	1,759,970

Marketable securities, non-current	187,646	175,783
Property and equipment, net	154,983	138,172
Operating lease right-of-use assets, net	140,777	167,734
Cash surrender value of company-owned life insurance policies, net of loans	198,634	183,308
Deferred income taxes	93,403	84,712
Goodwill	793,285	725,592
Intangible assets, net	88,895	89,770
Unearned compensation, non-current	110,958	118,238
Investments and other assets	24,180	21,267
Total assets	$3,406,188	$3,464,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$42,035	$50,932
Income taxes payable	17,005	34,450
Compensation and benefits payable	405,584	547,826
Operating lease liability, current	45,234	48,609
Other accrued liabilities	346,489	302,408
Total current liabilities	856,347	984,225

Deferred compensation and other retirement plans	393,155	357,175
Operating lease liability, non-current	118,438	151,212
Long-term debt	396,011	395,477
Deferred tax liabilities	2,336	2,715
Other liabilities	26,887	24,153
Total liabilities	1,793,174	1,914,957

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 76,691 and 75,409 shares issued and 52,522 and 53,190 shares outstanding at January 31, 2023 and April 30, 2022, respectively.	434,163	502,008
Retained earnings	1,271,618	1,134,523
Accumulated other comprehensive loss, net	(96,802)	(92,185)
Total Korn Ferry stockholders' equity	1,608,979	1,544,346
Noncontrolling interest	4,035	5,243
Total stockholders' equity	1,613,014	1,549,589
Total liabilities and stockholders' equity	$3,406,188	$3,464,546
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Fee revenue	$680,782	$680,741	$2,104,534	$1,905,579
Reimbursed out-of-pocket engagement expenses	6,063	4,215	21,178	10,873
Total revenue	686,845	684,956	2,125,712	1,916,452

Compensation and benefits	479,382	445,870	1,409,774	1,273,746
General and administrative expenses	72,785	60,811	202,328	175,143
Reimbursed expenses	6,063	4,215	21,178	10,873
Cost of services	57,903	31,666	157,152	77,988
Depreciation and amortization	17,037	16,104	50,359	47,381
Restructuring charges, net	41,162	—	41,162	—
Total operating expenses	674,332	558,666	1,881,953	1,585,131

Operating income	12,513	126,290	243,759	331,321
Other income (loss), net	13,097	(7,277)	4,824	2,236
Interest expense, net	(5,378)	(7,029)	(20,088)	(18,820)
Income before provision for income taxes	20,232	111,984	228,495	314,737
Income tax provision	8,463	26,927	63,575	76,951
Net income	11,769	85,057	164,920	237,786
Net income attributable to noncontrolling interest	(522)	(956)	(2,885)	(3,090)
Net income attributable to Korn Ferry	$11,247	$84,101	$162,035	$234,696

Earnings per common share attributable to Korn Ferry:
Basic	$0.21	$1.55	$3.07	$4.33
Diluted	$0.21	$1.54	$3.05	$4.28

Weighted-average common shares outstanding:
Basic	51,278	52,999	51,639	52,958
Diluted	51,431	53,495	51,999	53,538

Cash dividends declared per share:	$0.15	$0.12	$0.45	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Net income	$11,769	$85,057	$164,920	$237,786

Other comprehensive income (loss):
Foreign currency translation adjustments	39,915	(15,279)	(4,164)	(30,818)
Deferred compensation and pension plan adjustments, net of tax	60	1,159	165	1,851
Net unrealized gain (loss) on marketable securities, net of tax	321	(115)	10	(132)
Comprehensive income	52,065	70,822	160,931	208,687
Less: comprehensive income attributable to noncontrolling interest	(955)	(909)	(3,513)	(2,889)
Comprehensive income attributable to Korn Ferry	$51,110	$69,913	$157,418	$205,798
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	77,247	—	77,247	1,289	78,536
Other comprehensive loss	—	—	—	(16,259)	(16,259)	(48)	(16,307)
Dividends paid to shareholders	—	—	(8,703)	—	(8,703)	—	(8,703)
Purchase of stock	(735)	(44,276)	—	—	(44,276)	—	(44,276)
Issuance of stock	1,047	4,857	—	—	4,857	—	4,857
Stock-based compensation	—	7,538	—	—	7,538	—	7,538
Balance as of July 31, 2022	53,502	470,127	1,203,067	(108,444)	1,564,750	6,484	1,571,234
Net income	—	—	73,541	—	73,541	1,074	74,615
Other comprehensive loss	—	—	—	(28,221)	(28,221)	243	(27,978)
Dividends paid to shareholders	—	—	(8,171)	—	(8,171)	—	(8,171)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,133)	(3,133)
Purchase of stock	(627)	(33,286)	—	—	(33,286)	—	(33,286)
Issuance of stock	34	—	—	—	—	—	—
Stock-based compensation	—	9,439	—	—	9,439	—	9,439
Balance as of October 31, 2022	52,909	446,280	1,268,437	(136,665)	1,578,052	4,668	1,582,720
Net income	—	—	11,247	—	11,247	522	11,769
Other comprehensive income	—	—	—	39,863	39,863	433	40,296
Dividends paid to shareholders	—	—	(8,066)	—	(8,066)	—	(8,066)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,588)	(1,588)
Purchase of stock	(464)	(25,062)	—	—	(25,062)	—	(25,062)
Issuance of stock	77	3,595	—	—	3,595	—	3,595
Stock-based compensation	—	9,350	—	—	9,350	—	9,350
Balance as of January 31, 2023	52,522	$434,163	$1,271,618	$(96,802)	$1,608,979	$4,035	$1,613,014

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	74,823	—	74,823	1,574	76,397
Other comprehensive loss	—	—	—	(8,023)	(8,023)	24	(7,999)
Dividends paid to shareholders	—	—	(6,866)	—	(6,866)	—	(6,866)
Purchase of stock	(297)	(20,091)	—	—	(20,091)	—	(20,091)
Issuance of stock	795	3,992	—	—	3,992	—	3,992
Stock-based compensation	—	6,962	—	—	6,962	—	6,962
Balance as of July 31, 2021	54,506	574,123	902,906	(59,843)	1,417,186	3,984	1,421,170
Net income	—	—	75,772	—	75,772	560	76,332
Other comprehensive loss	—	—	—	(6,687)	(6,687)	(178)	(6,865)
Dividends paid to shareholders	—	—	(6,683)	—	(6,683)	—	(6,683)
Purchase of stock	(99)	(7,353)	—	—	(7,353)	—	(7,353)
Issuance of stock	59	—	—	—	—	—	—
Stock-based compensation	—	7,288	—	—	7,288	—	7,288
Balance as of October 31, 2021	54,466	574,058	971,995	(66,530)	1,479,523	4,366	1,483,889
Net income	—	—	84,101	—	84,101	956	85,057
Other comprehensive loss	—	—	—	(14,188)	(14,188)	(47)	(14,235)
Dividends paid to shareholders	—	—	(6,665)	—	(6,665)	—	(6,665)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,307)	(1,307)
Purchase of stock	(307)	(22,331)	—	—	(22,331)	—	(22,331)
Issuance of stock	57	3,696	—	—	3,696	—	3,696
Stock-based compensation	—	7,141	—	—	7,141	—	7,141
Balance as of January 31, 2022	54,216	$562,564	$1,049,431	$(80,718)	$1,531,277	$3,968	$1,535,245
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended January 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$164,920	$237,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,359	47,381
Stock-based compensation expense	26,910	21,975
Impairment of right-of-use assets	5,471	7,392
Impairment of fixed assets	4,375	1,915
Provision for doubtful accounts	16,725	15,029
Gain on cash surrender value of life insurance policies	(7,439)	(3,897)
Gain on marketable securities	(2,960)	(2,366)
Deferred income taxes	(9,082)	(2,704)
Change in other assets and liabilities:
Deferred compensation	42,627	32,192
Receivables due from clients	(35,739)	(155,849)
Income taxes and other receivables	(26,439)	(5,822)
Prepaid expenses and other assets	2,574	(8,662)
Unearned compensation	8,130	(32,966)
Income taxes payable	(17,492)	5,261
Accounts payable and accrued liabilities	(128,596)	70,473
Other	(1,560)	(5,661)
Net cash provided by operating activities	92,784	221,477
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(99,322)	(90,860)
Purchase of property and equipment	(54,049)	(32,659)
Purchase of marketable securities	(53,530)	(69,314)
Proceeds from sales/maturities of marketable securities	53,697	66,933
Premium on company-owned life insurance policies	(14,998)	(14,290)
Proceeds from life insurance policies	2,696	3,382
Dividends received from unconsolidated subsidiaries	150	255
Net cash used in investing activities	(165,356)	(136,553)
Cash flows from financing activities:
Repurchases of common stock	(82,456)	(28,949)
Payments of tax withholdings on restricted stock	(22,136)	(18,244)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,606	6,919
Dividends paid to shareholders	(24,940)	(20,214)
Dividends - noncontrolling interest	(4,721)	(1,307)
Payments on life insurance policy loans	(2,244)	(178)
Principal payments on finance leases	(1,228)	(860)
Net cash used in financing activities	(130,119)	(62,833)
Effect of exchange rate changes on cash and cash equivalents	(3,481)	(26,364)
Net decrease in cash and cash equivalents	(206,172)	(4,273)
Cash and cash equivalents at beginning of period	978,070	850,778
Cash and cash equivalents at end of the period	$771,898	$846,505
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023
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
The Company is pursuing a strategy designed to help Korn Ferry focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of the Company’s past and give the Company a clear path to the future with focused initiatives to increase its client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving its consultants more frequent and expanded opportunities to engage with clients. In the past year, the Company has acquired companies that have added critical mass to its existing professional search and interim operations, as described in Note 10. This provided the Company with the opportunity to reassess how it manages the Recruitment Process Outsourcing (“RPO”) & Professional Search segment. Therefore, beginning in fiscal 2023, the Company separated RPO & Professional Search into two segments to align with the Company’s strategy and the decisions of the Company’s chief operating decision maker, who began to regularly make separate resource allocation decisions and assess performance separately between Professional Search & Interim and RPO.
The Company now has eight reportable segments that operate through the following five lines of business:
1.Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading intellectual property (“lP”) and data. The Consulting teams employ an integrated approach across core capabilities and integrated solutions, each one intended to strengthen the work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. The digital products give clients direct access to Korn Ferry proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors.
5.RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. The Company's scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Basis of Consolidation and Presentation
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2022 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the Company's different industries. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2023 and April 30, 2022, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2022 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and nine months ended January 31, 2023 and 2022, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
Fair Value of Financial Instruments
Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:
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
As of January 31, 2023 and April 30, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended January 31, 2023, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $5.5 million and an impairment of leasehold improvements and furniture and fixtures of $4.4 million, both recorded in the consolidated statements of income in general and administrative expenses. During the nine months ended January 31, 2022, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of income in general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2023 and 2022, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. As of April 30, 2022, there were no indicators of impairment with respect to the Company’s goodwill.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of January 31, 2023 and April 30, 2022.
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $94.1 million and $295.8 million during the three and nine months ended January 31, 2023, respectively, included in compensation and benefits expense in the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
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
During the three and nine months ended January 31, 2023, restricted stock awards of 1.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2022, restricted stock awards of 1.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$11,247	$84,101	$162,035	$234,696
Less: distributed and undistributed earnings to nonvested restricted stockholders	249	1,798	3,545	5,363
Basic net earnings attributable to common stockholders	10,998	82,303	158,490	229,333
Add: undistributed earnings to nonvested restricted stockholders	72	1,658	3,017	4,908
Less: reallocation of undistributed earnings to nonvested restricted stockholders	72	1,643	2,997	4,856
Diluted net earnings attributable to common stockholders	$10,998	$82,318	$158,510	$229,385

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,278	52,999	51,639	52,958
Effect of dilutive securities:
Restricted stock	150	490	352	573
ESPP	3	6	8	7
Diluted weighted-average number of common shares outstanding	51,431	53,495	51,999	53,538

Net earnings per common share:
Basic earnings per share	$0.21	$1.55	$3.07	$4.33
Diluted earnings per share	$0.21	$1.54	$3.05	$4.28
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
The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2023	April 30, 2022

	(in thousands)
Foreign currency translation adjustments	$(97,509)	$(92,717)
Deferred compensation and pension plan adjustments, net of tax	1,126	961
Marketable securities unrealized loss, net of tax	(419)	(429)
Accumulated other comprehensive loss, net	$(96,802)	$(92,185)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
Unrealized gains arising during the period	39,482	—	321	39,803
Reclassification of realized net losses to net income	—	60	—	60
Balance as of January 31, 2023	$(97,509)	$1,126	$(419)	$(96,802)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (2)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized (losses) gains arising during the period	(4,792)	—	10	(4,782)
Reclassification of realized net losses to net income	—	165	—	165
Balance as of January 31, 2023	$(97,509)	$1,126	$(419)	$(96,802)
___________________

(1)	The tax effect on the unrealized gains was $0.1 million for three months ended January 31, 2023.
(2)	The tax effect on the reclassifications of realized net losses was $0.1 million for the nine months ended January 31, 2023.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2021	$(49,051)	$(17,443)	$(36)	$(66,530)
Unrealized (losses) gains arising during the period	(15,232)	824	(115)	(14,523)
Reclassification of realized net losses to net income	—	335	—	335
Balance as of January 31, 2022	$(64,283)	$(16,284)	$(151)	$(80,718)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(30,617)	839	(133)	(29,911)
Reclassification of realized net losses to net income	—	1,012	1	1,013
Balance as of January 31, 2022	$(64,283)	$(16,284)	$(151)	$(80,718)
___________________

(1)
The tax effect on unrealized (losses) gains were both $0.3 million for the three and nine months ended January 31, 2022. The tax effect on the reclassifications of realized net losses was $0.1 million and $0.3 million for the three and nine months ended January 31, 2022.

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Restricted stock	$9,350	$7,141	$26,327	$21,391
ESPP	134	185	583	584
Total stock-based compensation expense	$9,484	$7,326	$26,910	$21,975
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Restricted Stock
The Company grants time-based restricted stock awards to executive officers and other senior employees that generally vest over a four-year period. In addition, certain key management members typically receive time-based restricted stock awards upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.
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
Restricted stock activity during the nine months ended January 31, 2023 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2022	1,980	$40.32
Granted	1,123	$49.11
Vested	(1,002)	$37.69
Forfeited/expired	(36)	$55.73
Non-vested, January 31, 2023	2,065	$50.08
As of January 31, 2023, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $20.1 million.
As of January 31, 2023, there was $78.8 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. During the nine months ended January 31, 2023, 370,857 shares of restricted stock totaling, $22.1 million, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and nine months ended January 31, 2022, 2,509 shares and 267,316 shares of restricted stock totaling $0.2 million and $18.2 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company’s 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company’s stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company’s common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. During the three months ended January 31, 2023 and 2022, employees purchased 71,016 shares at $45.56 per share and 48,801 shares at $68.16 per share, respectively, under the ESPP. During the nine months ended January 31, 2023 and 2022, employees purchased 154,720 shares at an average price of $49.16 per share and 103,826 shares at an average price of $66.64 per share, respectively. As of January 31, 2023, the ESPP had approximately 1.8 million shares remaining available for future issuance.
Common Stock
During the three and nine months ended January 31, 2023, the Company repurchased (on the open market or through privately negotiated transactions) 462,500 shares and 1,454,867 shares of the Company’s common stock for $25.0 million and $80.5 million, respectively. During the three and nine months ended January 31, 2022, the Company repurchased (on the open market or through privately negotiated transactions) 304,500 shares and 435,581 shares of the Company's common stock for $22.1 million and $31.5 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2023 and April 30, 2022:

	January 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$16,294	$—	$(79)	$16,215	$—	$16,215	$—	$—
Corporate notes/bonds	31,363	1	(489)	30,875	—	23,572	7,303	—
Total debt investments	$47,657	$1	$(568)	$47,090	$—	$39,787	$7,303	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$188,809	$—	$8,466	$180,343	$—
Total equity investments				$188,809	$—	$8,466	$180,343	$—
Cash				$735,392	$735,392	$—	$—	$—
Money market funds				36,506	36,506	—	—	—
Level 2:
Foreign currency forward contracts				1,303	—	—	—	1,303
Total				$1,009,100	$771,898	$48,253	$187,646	$1,303

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)

	April 30, 2022
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $173.7 million and $160.8 million as of January 31, 2023 and April 30, 2022, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $22.3 million and $24.0 million as of January 31, 2023 and April 30, 2022, respectively. During the three and nine months ended January 31, 2023, the fair value of the investments increased; therefore, the Company recognized a gain of $12.7 million and $3.0 million, respectively, which was recorded in other income (loss), net. During the three months ended January 31, 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $7.7 million, which was recorded in other income (loss), net. During the nine months ended January 31, 2022, the fair value of the investments increased; therefore, the Company recognized a gain of $2.4 million, which was recorded in other income (loss), net.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2023, marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds, and as of April 30, 2022, marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of January 31, 2023, available-for-sale marketable securities had remaining maturities ranging from one month to 15 months. During the three and nine months ended January 31, 2023, there were $14.3 million and $47.3 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2022, there were $18.7 million and $54.7 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2023 and April 30, 2022, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses recorded for the period that relate to equity securities still held as of January 31, 2023 were $2.8 million. Unrealized gains recorded for the period that relate to equity securities still held as of January 31, 2022 were $12.0 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2023	April 30, 2022

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,987	$1,639
Derivative liabilities:
Foreign currency forward contracts	$684	$1,843
As of January 31, 2023, the total notional amounts of the forward contracts purchased and sold were $109.0 million and $35.8 million, respectively. As of April 30, 2022, the total notional amounts of the forward contracts purchased and sold were $89.7 million and $35.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three and nine months ended January 31, 2023, the Company incurred a gain of $3.3 million and $1.2 million, respectively, related to forward contracts which was recorded in general and administrative expenses in the accompanying consolidated statements of income. During the three and nine months ended January 31, 2022, the Company incurred a loss of $0.3 million and a gain of $0.2 million, respectively, related to forward contracts which was recorded in general and administrative expenses in the accompanying consolidated statements of income. Foreign currency gains and losses related to forward contracts are offset by foreign currency losses and gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Service cost	$10,573	$9,762	$30,200	$28,190
Interest cost	2,439	1,038	7,263	3,095
Amortization of actuarial loss	218	537	654	1,622
Expected return on plan assets (1)	(289)	(387)	(867)	(1,160)
Net periodic service credit amortization	(101)	(101)	(304)	(304)
Net periodic benefit costs (2)	$12,840	$10,849	$36,946	$31,443
___________________

(1)	The expected long-term rate of return on plan assets was 5.50% and 6.00% for January 31, 2023 and 2022, respectively.

(2)	The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $276.2 million and $263.2 million as of January 31, 2023 and April 30, 2022, respectively, was offset by outstanding policy loans of $77.6 million and $79.8 million in the accompanying consolidated balance sheets as of January 31, 2023 and April 30, 2022, respectively. The CSV value of the underlying COLI investments increased by $2.5 million and $7.4 million during the three and nine months ended January 31, 2023, respectively, and was recorded as a decrease in compensation

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investment increased by $1.7 million and $3.9 million during the three and nine months ended January 31, 2022, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2023, deferred compensation liability increased; therefore, the Company recognized compensation expense of $12.1 million and $3.5 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.7 million and $3.0 million during the three and nine months ended January 31, 2023, recorded in other income (loss), net on the consolidated statements of income. During the three months ended January 31, 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $7.0 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $7.7 million during the three months ended January 31, 2022, recorded in other income (loss), net on the consolidated statements of income. During the nine months ended January 31, 2022, deferred compensation liability increased; therefore, the Company recognized compensation expense of $3.1 million. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $2.4 million during the nine months ended January 31, 2022, recorded in other income (loss), net on the consolidated statements of income. (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of January 31, 2023 and April 30, 2022:

	January 31, 2023	April 30, 2022

	(in thousands)
Contract assets-unbilled receivables	$112,299	$100,652
Contract liabilities-deferred revenue	$268,611	$244,149
During the nine months ended January 31, 2023, we recognized revenue of $161.9 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of January 31, 2023, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,166.9 million. Of the $1,166.9 million of remaining performance obligations, the Company expects to recognize approximately $202.8 million in the remainder of fiscal 2023, $538.2 million in fiscal 2024, $265.4 million in fiscal 2025 and the remaining $160.5 million in fiscal 2026 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$199,341	29.3%	$181,016	26.6%
Life Sciences/Healthcare	125,064	18.4	126,840	18.6
Financial Services	117,880	17.3	121,459	17.8
Technology	112,218	16.5	124,903	18.4
Consumer Goods	88,631	13.0	97,210	14.3
Education/Non–Profit/General	37,648	5.5	29,313	4.3
Fee Revenue	$680,782	100.0%	$680,741	100.0%

	Nine Months Ended January 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$601,698	28.6%	$500,078	26.2%
Life Sciences/Healthcare	391,863	18.6	370,009	19.4
Financial Services	367,878	17.5	341,099	17.9
Technology	359,475	17.1	323,504	17.0
Consumer Goods	283,859	13.5	271,233	14.2
Education/Non–Profit/General	99,761	4.7	99,656	5.3
Fee Revenue	$2,104,534	100.0%	$1,905,579	100.0%
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2022	$36,384
Provision for credit losses	16,725
Write-offs	(10,116)
Recoveries of amounts previously written off	598
Foreign currency translation	15
Balance at January 31, 2023	$43,606
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at January 31, 2023
Commercial paper	$13,567	$78	$2,648	$1	$—	$16,215	$—
Corporate notes/bonds	$13,454	$211	$14,160	$278	$—	$20,311	$7,303
Balance at April 30, 2022
Commercial paper	$37,002	$125	$4,499	$1	$15,489	$26,012	$—
Corporate notes/bonds	$32,186	$446	$3,800	$4	$—	$18,942	$17,044
U.S. Treasury and Agency Securities	$987	$8	$—	$—	$—	$987	$—
The unrealized losses on 11 and 27 investments in commercial paper securities, 19 and 23 investments in corporate notes/bonds, and no investment and 1 investment in U.S. Treasury and Agency securities on January 31, 2023 and April 30, 2022, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was an expense of $8.5 million and $63.6 million in the three and nine months ended January 31, 2023, with an effective tax rate of 41.8% and 27.8%, respectively, compared to an expense of $26.9 million and $77.0 million in the three and nine months ended January 31, 2022, with an effective tax rate of 24.0% and 24.4%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three and nine months ended January 31, 2023 were affected by a tax expense recorded for withholding taxes that are not eligible for credit. The effective tax rate for the three months ended January 31, 2023 was also elevated due to common permanent tax adjustments being applied to lower earnings resulting from restructuring charges recorded in the quarter.
10. Segments
In the past year, the Company has allocated capital to build out its Professional Search and Interim operations through the acquisition of Lucas Group, Patina and Infinity Consulting Solutions ("ICS"). These acquisitions provided the Company with the opportunity to reassess how it manages its RPO & Professional Search segment. Given the Company’s strategy and development of separate financial and operational metrics for the Professional Search & Interim and RPO operations, the Company’s chief operating decision maker began to regularly make separate resource allocation decisions between Professional Search & Interim and RPO. Therefore, on May 1, 2022, the Company changed the composition of its global segments and under the new reporting format, the RPO & Professional Search segment has been separated into two segments; Professional Search & Interim and RPO. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Due to this change, the Company completed a quantitative assessment for potential goodwill

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
impairment both prior and subsequent to the aforementioned change and determined there was no goodwill impairment. The presentation of operating results prior to May 1, 2022 has been revised to conform to the new segment reporting.
The Company now has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.
The Company’s eight reportable segments operate through the following five lines of business:
1.Consulting aligns organization structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is supported by a comprehensive range of some of the world’s leading lP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions, each one intended to strengthen the work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital delivers scalable tech-enabled solutions designed to identify the best structures, roles, capabilities and behaviors to drive businesses forward. The digital products give clients direct access to Korn Ferry proprietary data, client data, and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors.
5.RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. The Company's scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enables the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Financial highlights are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$680,782	$680,741	$2,104,534	$1,905,579
Total revenue	$686,845	$684,956	$2,125,712	$1,916,452

Net income attributable to Korn Ferry	$11,247	$84,101	$162,035	$234,696
Net income attributable to noncontrolling interest	522	956	2,885	3,090
Other (income) loss, net	(13,097)	7,277	(4,824)	(2,236)
Interest expense, net	5,378	7,029	20,088	18,820
Income tax provision	8,463	26,927	63,575	76,951
Operating income	12,513	126,290	243,759	331,321
Depreciation and amortization	17,037	16,104	50,359	47,381
Other income (loss), net	13,097	(7,277)	4,824	2,236
Integration/acquisition costs	2,456	3,214	9,472	4,298
Impairment of fixed assets	4,375	—	4,375	1,915
Impairment of right-of-use assets	5,471	—	5,471	7,392
Restructuring charges, net	41,162	—	41,162	—
Adjusted EBITDA(1)	$96,111	$138,331	$359,422	$394,543
___________________

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.
Financial highlights by reportable segments are as follows:

	Three Months Ended January 31,
	2023			2022
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$162,155	$164,414	$23,305	$162,889	$163,824	$28,556
Digital	85,071	85,087	22,153	90,194	90,501	28,142
Executive Search:
North America	132,810	134,255	30,446	152,597	153,454	45,702
EMEA	48,960	49,195	7,981	47,509	47,666	8,080
Asia Pacific	22,621	22,694	5,538	31,425	31,448	9,451
Latin America	7,654	7,658	2,462	7,468	7,470	2,484
Professional Search & Interim	117,980	118,616	21,969	90,015	90,198	31,344
RPO	103,531	104,926	9,849	98,644	100,395	12,765
Corporate	—	—	(27,592)	—	—	(28,193)
Consolidated	$680,782	$686,845	$96,111	$680,741	$684,956	$138,331

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)

	Nine Months Ended January 31,
	2023			2022
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$501,731	$508,994	$83,944	$476,260	$478,563	$85,458
Digital	263,161	263,479	73,855	259,504	259,894	82,330
Executive Search:
North America	426,839	431,286	112,164	449,472	451,836	137,939
EMEA	140,661	141,443	24,577	132,690	133,080	23,328
Asia Pacific	72,410	72,669	18,723	88,385	88,447	25,972
Latin America	23,283	23,289	7,686	20,815	20,821	6,204
Professional Search & Interim	351,670	354,430	83,587	196,411	196,832	72,608
RPO	324,779	330,122	43,562	282,042	286,979	41,726
Corporate	—	—	(88,676)	—	—	(81,022)
Consolidated	$2,104,534	$2,125,712	$359,422	$1,905,579	$1,916,452	$394,543
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
On December 16, 2019, the Company completed a private placement of 4.625% Senior Unsecured Notes due 2027 (the “Notes”) with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Company may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. Prior to December 15, 2022, the Company was permitted to redeem the Notes at a redemption price equal to 100% of the principal plus the Applicable Premium (as defined in the indenture governing the Notes), and accrued and unpaid interest. Also, prior to December 15, 2022, the Company was permitted to use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 104.625% of the principal amount and accrued and unpaid interest. Since December 15, 2022, the Company may redeem the Notes at the applicable redemption prices set forth in the table below, plus accrued and unpaid interest, if redeemed during the 12-month period beginning on December 15 of each of the years indicated:

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of January 31, 2023. As of January 31, 2023 and April 30, 2022, the fair value of the Notes was $377.0 million and $379.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Long-term debt, at amortized cost, consisted of the following:

In thousands	January 31, 2023	April 30, 2022
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,989)	(4,523)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,011	$395,477
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
As of January 31, 2023 and April 30, 2022, there was no outstanding liability under the Credit Facilities and the credit facilities under the Credit Agreement prior to the Amendment (the “Prior Credit Facility”), respectively. The unamortized debt issuance costs associated with the Amended Credit Agreement was $4.4 million as of January 31, 2023 and $2.4 million under the Credit Agreement as of April 30, 2022. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of January 31, 2023, the Company was in compliance with its debt covenants.
The Company has a total of $1,145.3 million available under the Credit Facilities and had a total $645.3 million available under the Prior Credit Facility after $4.7 million of standby letters of credit were issued as of both January 31, 2023 and April 30, 2022. The Company had a total of $11.6 million and $10.0 million of standby letters with other financial institutions as of January 31, 2023 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
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
Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to 9 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to six years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.
During both the three and nine months ended January 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $5.5 million recorded in the consolidated statements of income. During nine months ended January 31, 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $7.4 million recorded in the consolidated statements of income.
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

	(in thousands)
Finance lease cost
Amortization of ROU assets	$366	$248	$1,104	$785
Interest on lease liabilities	47	19	141	64
	413	267	1,245	849
Operating lease cost	12,339	13,013	36,957	40,288
Short-term lease cost	183	279	616	761
Variable lease cost	3,300	2,820	7,538	7,919
Lease impairment cost	5,471	—	5,471	7,392
Sublease income	(1,019)	(283)	(2,264)	(742)
Total lease cost	$20,687	$16,096	$49,563	$56,467

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,870	$48,246
Financing cash flows from finance leases	$1,228	$860

ROU assets obtained in exchange for lease obligations:
Operating leases	$8,967	$22,662
Finance leases	$2,673	$916
Supplemental balance sheet information related to leases was as follows:

	January 31, 2023	April 30, 2022

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,105	$5,770
Accumulated depreciation	(2,896)	(3,085)
Property and equipment, net	$4,209	$2,685

Other accrued liabilities	$1,302	$1,049
Other liabilities	2,958	1,657
Total finance lease liabilities	$4,260	$2,706

Weighted average remaining lease terms:
Operating leases	4.5 years	5.1 years
Finance leases	3.9 years	3.3 years

Weighted average discount rate:
Operating leases	4.5%	4.3%
Finance leases	4.5%	3.2%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2023 (excluding the nine months ended January 31, 2023)	$12,944	$390
2024	49,150	1,385
2025	40,665	1,144
2026	36,751	796
2027	18,780	538
Thereafter	22,323	396
Total lease payments	180,613	4,649
Less: imputed interest	16,941	389
Total	$163,672	$4,260
13. Restructuring Charges, Net
In light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company initiated a plan (the “Plan”) intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there is excess capacity. Due to the implementation of the Plan, the Company recorded restructuring charges of $41.2 million in the three and nine months ended January 31, 2023 across all lines of business related to severance for positions that were eliminated. There were no restructuring charges for the three and nine months ended January 31, 2022.

Changes in the restructuring liability during the three months ended January 31, 2023 were as follows:

Restructuring Liability
(in thousands)
As of October 31, 2022	$463
Restructuring charges, net	41,162
Reductions for cash payments	(7,634)
Reductions for non-cash payments	(10,827)
Exchange rate fluctuations	133
As of January 31, 2023	$23,297

Changes in the restructuring liability during the nine months ended January 31, 2023 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2022	$1,502
Restructuring charges, net	41,162
Reductions for cash payments	(8,067)
Reductions for non-cash payments	(10,827)
Exchange rate fluctuations	(473)
As of January 31, 2023	$23,297

As of January 31, 2023 and April 30, 2022, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.5 million, respectively, which are included in other long-term liabilities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2023 (continued)
14. Acquisition
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

(3)	Tax deductible goodwill from the acquisition was $66.0 million as of January 31, 2023.
The aggregate purchase price was preliminary allocated to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As of January 31, 2023, these allocations remain preliminary with regard to any income tax. The measurement period for purchase price allocation ends as soon as final information on the facts and circumstances become available, not to exceed 12 months.
15. Subsequent Event
Quarterly Dividend Declaration
On March 7, 2023, the Board of Directors of the Company declared a cash dividend of $0.15 per share with a payment date of April 14, 2023 to holders of the Company’s common stock of record at the close of business on March 28, 2023. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our restructuring plans and business strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions. Other risk factors that can also cause actual performance and future actions to differ materially from the forward-looking statements include global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Infinity Consulting Solutions ("ICS") and Salo LLC ("Salo"), and resulting organizational changes, our indebtedness, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. We help clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors.
5.Recruitment Process Outsourcing (“RPO”) offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Professional Search & Interim and RPO were formerly referred to, and reported together, as Korn Ferry RPO & Professional Search (“RPO & Professional Search”). We have recently acquired companies that have added critical mass to our professional search and interim operations. These acquisitions provided us the opportunity to reassess how we manage our RPO & Professional Search segment. Therefore, beginning in fiscal 2023, we separated RPO & Professional Search into two segments to align with the Company’s strategy and the decisions of the Company’s chief operating decision maker, who began to regularly make separate resource allocation decisions and assess performance separately between our Professional Search & Interim business and RPO business.
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
•In fiscal 2022, we acquired the Lucas Group and Patina Solutions Group ("Patina"). The Lucas Group brings substantial professional search and interim placement expertise to Korn Ferry and has enhanced our industry-leading search portfolio. Patina Solutions Group, an interim executive search firm brings access to a vast network of C-suite, top-tier, and professional interim talent.
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
In light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company initiated a plan (the “Plan”) intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there is excess capacity. The Plan is expected to reduce the Company’s annualized cost base by approximately $45.0 million to $55.0 million (after taking into account new hires in connection with the rebalancing of the Company’s workforce). The Plan consists of severance and related employee benefits payments and lease termination costs. During the three and nine months ended January 31, 2023 the Company recorded $41.2 million in restructuring charges, net, and $5.5 million and $4.4 million in impairment of right-of-use asset and fixed assets, respectively, as a result of implementing the Plan.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three and nine months ended January 31, 2023, Adjusted EBITDA excluded $41.2 million of restructuring charges, net, $5.5 million impairment of right-of-use assets, and $4.4 million impairment of fixes assets. In addition, Adjusted EBITDA further excluded $2.5 million and $9.5 million of integration/acquisition costs during the three and nine months ended January 31, 2023, respectively. For the three and nine months ended January 31, 2022, Adjusted EBITDA excluded $3.2 million and $4.3 million of integration/acquisition costs, respectively. In addition, Adjusted EBITDA further excluded $7.4 million impairment of right-of-use assets and $1.9 million impairment of fixed assets during the nine months ended January 31, 2022.
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
Fee revenue was $680.8 million during the three months ended January 31, 2023, an increase of $0.1 million, compared to $680.7 million in the three months ended January 31, 2022. Fee revenue decreased in Executive Search and Digital primarily due to a decline in demand for our products and services driven by the global economic slowdown. This decline in fee revenue was fully offset by increases in RPO and Professional Search & Interim fee revenue compared to the year-ago quarter. The acquisitions of Patina and ICS (the "Acquired Companies") were a significant factor in the year-over-year increase in Professional Search & Interim fee revenue. Exchange rates unfavorably impacted fee revenue by $23.2 million, or 3%, in the three months ended January 31, 2023 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended January 31, 2023 was $11.2 million, decreased by $72.9 million as compared to $84.1 million in the year-ago quarter. The decrease in net income attributable to Korn Ferry was primarily due to restructuring charges, net and impairment charges of the ROU assets and fixed assets incurred in the three months ended January 31, 2023 and increases in cost of service expense and compensation and benefits expense. These increases were partially offset by an increase in other income and a decrease in income tax provision. Adjusted EBITDA in the three months ended January 31, 2023 was $96.1 million, decreased by $42.2 million as compared to $138.3 million in the year-ago quarter. During the three months ended January 31, 2023, the Executive Search, Consulting, Digital, Professional Search & Interim, and RPO lines of business contributed $46.4 million, $23.3 million, $22.2 million, $22.0 million, and $9.8 million, respectively, to Adjusted EBITDA, which was partially offset by Corporate expenses net of other income of $27.6 million.

Our cash, cash equivalents and marketable securities decreased by $203.3 million to $1,007.8 million at January 31, 2023, compared to $1,211.1 million at April 30, 2022. This decrease was mainly due to annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2023, retention payments, the acquisition of ICS, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), capital expenditures, stock repurchases and dividends paid to stockholders during the nine months ended January 31, 2023. As of January 31, 2023, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $187.0 million and a fair value of $188.8 million. Our vested obligations for which these assets were held in trust totaled $173.7 million as of January 31, 2023 and our unvested obligations totaled $22.3 million.
Our working capital decreased by $18.7 million to $757.1 million as of January 31, 2023, as compared to $775.7 million at April 30, 2022. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $1,145.3 million available under the Credit Facilities (defined in Liquidity and Capital Resources) and a total of $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit issued as of both January 31, 2023 and April 30, 2022, respectively. We had a total of $11.6 million and $10.0 million of standby letters of credit with other financial institutions as of January 31, 2023 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	0.9	0.6	1.0	0.6
Total revenue	100.9	100.6	101.0	100.6
Compensation and benefits	70.4	65.5	67.0	66.8
General and administrative expenses	10.7	8.9	9.6	9.2
Reimbursed expenses	0.9	0.6	1.0	0.6
Cost of services	8.5	4.7	7.5	4.1
Depreciation and amortization	2.5	2.4	2.4	2.5
Restructuring charges, net	6.0	—	2.0	—
Operating income	1.8	18.6	11.6	17.4
Net income	1.7%	12.5%	7.8%	12.5%
Net income attributable to Korn Ferry	1.7%	12.4%	7.7%	12.3%
The operating results prior to May 1, 2022 have been revised to conform to the new segment reporting.

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2023		2022		2023		2022
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$162,155	23.8%	$162,889	23.9%	$501,731	23.9%	$476,260	25.0%
Digital	85,071	12.5	90,194	13.3	263,161	12.5	259,504	13.6
Executive Search:
North America	132,810	19.5	152,597	22.4	426,839	20.3	449,472	23.6
EMEA	48,960	7.2	47,509	7.0	140,661	6.7	132,690	7.0
Asia Pacific	22,621	3.3	31,425	4.6	72,410	3.4	88,385	4.6
Latin America	7,654	1.1	7,468	1.1	23,283	1.1	20,815	1.1
Total Executive Search	212,045	31.1	238,999	35.1	663,193	31.5	691,362	36.3
Professional Search & Interim	117,980	17.4	90,015	13.2	351,670	16.7	196,411	10.3
RPO	103,531	15.2	98,644	14.5	324,779	15.4	282,042	14.8
Total fee revenue	680,782	100.0%	680,741	100.0%	2,104,534	100.0%	1,905,579	100.0%
Reimbursed out-of-pocket engagement expense	6,063		4,215		21,178		10,873
Total revenue	$686,845		$684,956		$2,125,712		$1,916,452

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2021

	Consolidated
	(in thousands)
Fee revenue	$680,782	$680,741	$2,104,534	$1,905,579
Total revenue	$686,845	$684,956	$2,125,712	$1,916,452

Net income attributable to Korn Ferry	$11,247	$84,101	$162,035	$234,696
Net income attributable to noncontrolling interest	522	956	2,885	3,090
Other (income) loss, net	(13,097)	7,277	(4,824)	(2,236)
Interest expense, net	5,378	7,029	20,088	18,820
Income tax provision	8,463	26,927	63,575	76,951
Operating income	12,513	126,290	243,759	331,321
Depreciation and amortization	17,037	16,104	50,359	47,381
Other income (loss), net	13,097	(7,277)	4,824	2,236
Integration/acquisition costs	2,456	3,214	9,472	4,298
Impairment of fixed assets	4,375	—	4,375	1,915
Impairment of right-of-use assets	5,471	—	5,471	7,392
Restructuring charges, net	41,162	—	41,162	—
Adjusted EBITDA	$96,111	$138,331	$359,422	$394,543
Adjusted EBITDA margin	14.1%	20.3%	17.1%	20.7%

	Three Months Ended January 31,
	2023				2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$162,155	$164,414	$23,305	14.4%	$162,889	$163,824	$28,556	17.5%
Digital	85,071	85,087	22,153	26.0%	90,194	90,501	28,142	31.2%
Executive Search:
North America	132,810	134,255	30,446	22.9%	152,597	153,454	45,702	29.9%
EMEA	48,960	49,195	7,981	16.3%	47,509	47,666	8,080	17.0%
Asia Pacific	22,621	22,694	5,538	24.5%	31,425	31,448	9,451	30.1%
Latin America	7,654	7,658	2,462	32.2%	7,468	7,470	2,484	33.3%
Total Executive Search	212,045	213,802	46,427	21.9%	238,999	240,038	65,717	27.5%
Professional Search & Interim	117,980	118,616	21,969	18.6%	90,015	90,198	31,344	34.8%
RPO	103,531	104,926	9,849	9.5%	98,644	100,395	12,765	12.9%
Corporate	—	—	(27,592)		—	—	(28,193)
Consolidated	$680,782	$686,845	$96,111	14.1%	$680,741	$684,956	$138,331	20.3%

	Nine Months Ended January 31,
	2023				2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$501,731	$508,994	$83,944	16.7%	$476,260	$478,563	$85,458	17.9%
Digital	263,161	263,479	73,855	28.1%	259,504	259,894	82,330	31.7%
Executive Search:
North America	426,839	431,286	112,164	26.3%	449,472	451,836	137,939	30.7%
EMEA	140,661	141,443	24,577	17.5%	132,690	133,080	23,328	17.6%
Asia Pacific	72,410	72,669	18,723	25.9%	88,385	88,447	25,972	29.4%
Latin America	23,283	23,289	7,686	33.0%	20,815	20,821	6,204	29.8%
Total Executive Search	663,193	668,687	163,150	24.6%	691,362	694,184	193,443	28.0%
Professional Search & Interim	351,670	354,430	83,587	23.8%	196,411	196,832	72,608	37.0%
RPO	324,779	330,122	43,562	13.4%	282,042	286,979	41,726	14.8%
Corporate	—	—	(88,676)		—	—	(81,022)
Consolidated	$2,104,534	$2,125,712	$359,422	17.1%	$1,905,579	$1,916,452	$394,543	20.7%
Three Months Ended January 31, 2023 Compared to Three Months Ended January 31, 2022
Fee Revenue
Fee Revenue. Fee revenue was $680.8 million in the three months ended January 31, 2023, essentially flat compared to $680.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $23.2 million, or 3%, in the three months ended January 31, 2023 compared to the year-ago quarter. Fee revenue decreased in Executive Search, Professional Search permanent placements and Digital, mainly due to a decline in demand for our products and services driven by the global economic slowdown. This decrease was fully offset by increases in RPO and Interim fee revenue. The Acquired Companies were the primary reason for the increase in Interim fee revenue compared to the year-ago quarter.
Consulting. Consulting reported fee revenue of $162.2 million, a decrease of $0.7 million, in the three months ended January 31, 2023 compared to $162.9 million in the year-ago quarter. Consulting saw declines in Leadership Development Strategy and Competency Modeling, partially offset by growth in Performance Management, Leadership Development Programs, Organizational Effectiveness, ESG, and Reward Implementation. Exchange rates unfavorably impacted fee revenue by $6.8 million, or 4%, in the three months ended January 31, 2023 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $85.1 million, a decrease of $5.1 million, or 6%, in the three months ended January 31, 2023 compared to $90.2 million in the year-ago quarter. Subscription-based revenue remained steady with demand for sales effectiveness tools growing; however, there was a decline in service delivery supporting content and usage of assessment tools, especially in the tech industry as a result of their recent scaling back of employees. Exchange rates unfavorably impacted fee revenue by $4.5 million, or 5%, in the three months ended January 31, 2023 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $132.8 million, a decrease of $19.8 million, or 13%, in the three months ended January 31, 2023 compared to $152.6 million in the year-ago quarter. North America’s fee revenue was lower due to a 10% decrease in the number of engagements billed, combined with a 3% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2023 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $49.0 million, an increase of $1.5 million, or 3%, in the three months ended January 31, 2023 compared to $47.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.8 million, or 8%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to an 8% increase in the number of engagements billed coupled with a 3% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2023 compared to the year-ago quarter. Performance in Denmark, Belgium, Netherlands, Switzerland and Ireland were the primary contributors to the increase in fee revenue in the three months ended January 31, 2023 compared to the year-ago quarter, partially offset by a decrease in fee revenue in France and Italy.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $22.6 million, a decrease of $8.8 million, or 28%, in the three months ended January 31, 2023 compared to $31.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.2 million, or 7%, in the three months ended January 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was due to a 17% decrease in the number of engagements billed, and 7% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2023 compared to the year-ago quarter. The performance in China, Hong Kong, Japan and Singapore were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2023 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.7 million, an increase of $0.2 million, or 3%, in the three months ended January 31, 2023 compared to $7.5 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.2 million, or 3%, in the three months ended January 31, 2023 compared to the year-ago quarter. The slight increase in fee revenue was due to a 3% increase in the weighted-average fees billed per engagement (calculated using local currency), partially offset by a 2% decrease in the number of engagements billed during the three months ended January 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to higher fee revenue in Argentina and Brazil in the three months ended January 31, 2023 compared to the year-ago quarter, partially offset by a decrease in fee revenue in Colombia, Ecuador, and Chile.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $118.0 million, an increase of $28.0 million, or 31%, in the three months ended January 31, 2023 compared to $90.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.6 million, or 2%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue of $38.0 million primarily due to the Acquired Companies. This increase was partially offset by a decrease in permanent placement fee revenue of $10.0 million.
RPO. RPO reported fee revenue of $103.5 million, an increase of $4.9 million, or 5%, in the three months ended January 31, 2023 compared to $98.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.8 million, or 4%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.
Compensation and Benefits
Compensation and benefits expense increased by $33.5 million, or 8%, to $479.4 million in the three months ended January 31, 2023 from $445.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $12.4 million, or 3%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $36.2 million and employee insurance of $3.2 million due to an increase in average headcount of 19% in the three months ended January 31, 2023 compared to the year-ago quarter and wage inflation. Also contributing to higher compensation and benefit expense was an increase in deferred compensation expenses of $21.4 million as a result of an increase in the fair value of participants' accounts compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by lower performance-related bonus expense of $23.6 million and a decrease in the amortization of long-term incentive awards of $3.9 million in the three months ended January 31, 2023 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the three months ended January 31, 2023 from 65% in the year-ago quarter.
Consulting compensation and benefits expense increased by $4.3 million, or 4%, to $118.1 million in the three months ended January 31, 2023 from $113.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.8 million, or 3%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $6.0 million, employee insurance of $0.5 million and amortization of long-term incentive awards of $0.6 million due to an increase in average headcount of 7% in the three months ended January 31, 2023 compared to the year-ago quarter and wage inflation. Additionally, an increase in deferred compensation expense of $1.9 million due to an increase in the fair value of participants' account also contributed to the increase in compensation and benefits expense. The increase was partially offset by a decrease in performance-related bonus expense of $5.4 million. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 73% in the three months ended January 31, 2023 from 70% in the year-ago quarter.
Digital compensation and benefits expense was $46.5 million in the three months ended January 31, 2023 compared to $46.4 million in the year-ago quarter, essentially flat. Exchange rates favorably impacted compensation and benefits by $1.7 million, or 4%, in the three months ended January 31, 2023 compared to the year-ago quarter. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 55% in the three months ended January 31, 2023 from 51% in the year-ago quarter.

Executive Search North America compensation and benefits expense increased by $12.8 million, or 14%, to $103.6 million in the three months ended January 31, 2023 compared to $90.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.3 million, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in deferred compensation expense of $15.8 million as a result of an increase in the fair value of the participants' accounts, coupled with an increase in salaries and related payroll taxes of $3.0 million driven by an increase in average headcount of 7% in the three months ended January 31, 2023 compared to the year-ago quarter and wage inflation. This increase was partially offset by a decrease in performance-related bonus of $4.2 million due to the lower segment fee revenue in the three months ended January 31, 2023 compared to the year-ago quarter, and a decline in the amortization of long-term incentive awards of $1.8 million. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 78% in the three months ended January 31, 2023 from 60% in the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $1.7 million, or 5%, to $36.9 million in the three months ended January 31, 2023 compared to $35.2 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.9 million, or 5%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $1.3 million due to an increase in average headcount of 14% in the three months ended January 31, 2023 compared to the year-ago quarter and wage inflation. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 75% in the three months ended January 31, 2023 from 74% in the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense decreased by $4.2 million, or 22%, to $14.6 million in the three months ended January 31, 2023 compared to $18.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.2 million, or 6%, in the three months ended January 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $4.7 million in the three months ended January 31, 2023 compared to the year-ago quarter due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 65% in the three months ended January 31, 2023 from 60% in the year-ago quarter.
Executive Search Latin America compensation and benefits expense increased by $0.9 million, or 21%, to $5.1 million in the three months ended January 31, 2023 compared to $4.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.1 million, or 2% in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $0.4 million in performance-related bonus expense in the three months ended January 31, 2023 compared to the year-ago quarter. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the three months ended January 31, 2023 from 57% in the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $9.7 million, or 22%, to $53.4 million in the three months ended January 31, 2023 from $43.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.6 million, or 1%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase was primarily due to increases in salaries and related payroll taxes of $11.6 million, employee insurance of $1.0 million and integration/acquisition costs of $0.4 million due to the acquisitions of the Acquired Companies, which resulted in an increase in average headcount of 118% in the three months ended January 31, 2023 compared to the year-ago quarter. Also contributing to higher compensation and benefit expense was an increase in deferred compensation expenses of $0.8 million as a result of an increase in the fair value of participants' accounts compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by decreases in performance-related bonus expense of $2.3 million and commission expense of $1.7 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 45% in the three months ended January 31, 2023 from 49% in the year-ago quarter.
RPO compensation and benefits expense increased by $6.4 million, or 8%, to $84.5 million in the three months ended January 31, 2023 from $78.1 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.1 million, or 4%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $7.9 million and employee insurance expense of $1.3 million as a result of an increase in average headcount of 14% in the three months ended January 31, 2023 compared to the year-ago quarter. This was partially offset by a decrease in performance-related bonus expense of $2.8 million. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 82% in the three months ended January 31, 2023 from 79% in the year-ago quarter.
Corporate compensation and benefits expense increased by $2.0 million, or 14%, to $16.7 million in the three months ended January 31, 2023 from $14.7 million in the year-ago quarter. The increase in compensation and benefits expense was due to an increase of $1.4 million in salaries and related payroll taxes driven by an increase in average headcount of 20% in the three months ended January 31, 2023 compared to the year-ago quarter and wage inflation. Also contributing to the increase in compensation and benefits expense was an increase of $1.5 million in deferred compensation expenses due to an increase in the fair value of participants' accounts in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by an increase in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $0.8 million as a result of recording more death benefits in the three months ended January 31, 2023 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $12.0 million, or 20%, to $72.8 million in the three months ended January 31, 2023 from $60.8 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $2.5 million, or 4%, in the three months ended January 31, 2023 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment of right-of-use assets of $5.5 million and impairment of fixed assets of $4.4 million associated with the reduction of the Company's real estate footprint in the three months ended January 31, 2023. Further contributing to the increase in general and administrative expenses was an increase in marketing and business development expense of $3.0 million. These increases were partially offset by a decrease in integration/acquisition costs of $1.2 million compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, increased to 11% in the three months ended January 31, 2023 compared to 9% in the year-ago quarter.
Consulting general and administrative expenses increased by $7.3 million, or 61%, to $19.2 million in the three months ended January 31, 2023 compared to $11.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment of right-of-use assets of $3.1 million and impairment of fixed assets of $2.8 million as a result of the reduction of the Company's real estate footprint. In addition, an increase of $0.4 million in marketing and business development expenses contributed to the overall increase in general and administrative expenses in the three months ended January 31, 2023 compared to the year-ago quarter. Consulting general and administrative expenses, as a percentage of fee revenue, increased to 12% in the three months ended January 31, 2023 from 7% in the year-ago quarter.
Digital general and administrative expenses increased by $5.1 million, or 67%, to $12.7 million in the three months ended January 31, 2023 from $7.6 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment of right-of-use assets of $1.7 million and impairment of fixed assets of $1.5 million associated with the reduction of the Company's real estate footprint, coupled with higher computer software licenses and marketing and business development expenses of $0.9 million and $0.5 million, respectively, in the three months ended January 31, 2023 compared to the year-ago quarter. Digital general and administrative expenses, as a percentage of fee revenue, increased to 15% in the three months ended January 31, 2023 from 8% in the year-ago quarter.
Executive Search North America general and administrative expenses decreased by $0.6 million, or 8%, to $7.4 million in the three months ended January 31, 2023 compared to $8.0 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a foreign exchange gain of $0.5 million in the three months ended January 31, 2023 compared to a foreign exchange loss of $0.1 million the year-ago quarter. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended January 31, 2023 from 5% in the year-ago quarter.
Executive Search EMEA general and administrative expenses decreased by $0.2 million, or 5%, to $4.0 million in the three months ended January 31, 2023 from $4.2 million in the year-ago quarter. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the three months ended January 31, 2023 from 9% in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.3 million, or 10%, to $2.6 million in the three months ended January 31, 2023 compared to $2.9 million in the year-ago quarter. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 11% in the three months ended January 31, 2023 from 9% in the year-ago quarter.
Executive Search Latin America general and administrative expenses decreased by $0.6 million, or 75%, to $0.2 million in the three months ended January 31, 2023 compared to $0.8 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to an increase in foreign exchange gain of $0.6 million in the three months ended January 31, 2023 compared to the year-ago quarter. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, decreased to 2% in the three months ended January 31, 2023 from 11% in the year-ago quarter.
Professional Search & Interim general and administrative expenses increased by $1.6 million, or 27%, to $7.6 million in the three months ended January 31, 2023 compared to $6.0 million in the year-ago quarter. The increase in general and administrative expense was primarily due to higher bad debt expense of $1.2 million in the three months ended January 31, 2023 compared the year-ago quarter and an impairment of right-of-use assets of $0.6 million associated with the reduction of the Company's real estate footprint in the three months ended January 31, 2023. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 6% in the three months ended January 31, 2023 from 7% in the year-ago quarter.
RPO general and administrative expenses increased by $1.7 million, or 37%, to $6.3 million in the three months ended January 31, 2023 compared to $4.6 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to the change in foreign exchange gain of $1.2 million in the three months ended January 31, 2023 compared to a foreign exchange loss of $0.1 million in the year-ago quarter. Also contributing to the increase in general and administrative expense was higher computer software license costs of $0.5 million in the three months ended January 31, 2023 compared to the year-ago quarter. RPO general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended January 31, 2023 from 5% in the year-ago quarter.
Corporate general and administrative expenses decreased by $2.0 million, or 14%, to $12.7 million in the three months ended January 31, 2023 compared to $14.7 million in the year-ago quarter. The decrease was primarily due to decreases in integration/acquisition costs of $1.0 million and an increase in foreign exchange gain of $0.8 million in the three months ended January 31, 2023 compared to the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $26.2 million, or 83%, to $57.9 million in the three months ended January 31, 2023 compared to $31.7 million in the year-ago quarter. Professional Search & Interim account for $27.2 million of the increase due the acquisition of the Acquired Companies, which includes a significant amount of interim business as part of the services they perform and which services have a higher cost of service expense as compared to the Company's other services. The increase was partially offset by the decrease in cost of services from Digital and Executive Search North America due to a decrease in fee revenue in these segments. Cost of services expense, as a percentage of fee revenue, increased to 9% in the three months ended January 31, 2023 from 5% in the year-ago quarter.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $17.0 million, increased by $0.9 million, or 6%, in the three months ended January 31, 2023 compared to $16.1 million in the year-ago quarter. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies.
Restructuring Charges, Net
During the third quarter of fiscal 2023, we implemented a restructuring plan to realign our workforce with business needs and objectives. As a result, we recorded restructuring charges, net of $41.2 million during the three months ended January 31, 2023. There were no restructuring charges, net during the three months ended January 31, 2022.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $72.9 million, or 87%, to $11.2 million in the three months ended January 31, 2023, as compared to $84.1 million in the year-ago quarter. The decrease in net income attributable to Korn Ferry was primarily due to $41.2 million in restructuring charges, net, $5.5 million in impairment of right-of-use assets and $4.4 million in impairment of fixed assets during the three months ended January 31, 2023. Also contributing to the decrease in net income was an increase of $26.2 million in cost of services expense associated with the acquisitions of the Acquired Companies and an increase in compensation and benefits expense of $33.5 million in the three months ended January 31, 2023 compared to the year-ago quarter. The decrease was partially offset by an increase in other income of $20.4 million driven by the increase in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plan) due to market movements and a decrease in income tax provision of $18.4 million. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 2% and 12% in three months ended January 31, 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA decreased by $42.2 million, or 31%, to $96.1 million in the three months ended January 31, 2023 as compared to $138.3 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by an increase in cost of services expense associated with the Acquired Companies, higher compensation and benefit expense (excluding integration/acquisition costs) due to an increase in headcount and wage inflation, and an increase in general and administrative expenses (excluding impairment charges and integration/acquisition costs). Additionally, adjusted EBITDA decreased due to the mix in the fee revenue growth where increases in fee revenue were generated from products and services that are less profitable whereas the more profitable products and services saw a decline in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 14% in the three months ended January 31, 2023 compared to 20% in the year-ago quarter.

Consulting Adjusted EBITDA was $23.3 million in the three months ended January 31, 2023, a decrease of $5.3 million, or 19%, as compared to $28.6 million in the year-ago quarter. This decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges). Consulting Adjusted EBITDA, as a percentage of fee revenue, was 14% and 18% in three months ended January 31, 2023 and 2022, respectively.
Digital Adjusted EBITDA was $22.2 million in the three months ended January 31, 2023, a decrease of $5.9 million, or 21%, as compared to $28.1 million in the year-ago quarter. This decrease in Adjusted EBITDA was mainly driven by the lower segment fee revenue and an increase in general and administrative expenses (excluding impairment charges) during the three months ended January 31, 2023 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 26% and 31% in three months ended January 31, 2023 and 2022, respectively.
Executive Search North America Adjusted EBITDA decreased by $15.3 million, or 33%, to $30.4 million in the three months ended January 31, 2023 compared to $45.7 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue in the segment combined with increases in compensation and benefits expense. This decrease was partially offset by an increase in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements that generated other income for the three months ended January 31, 2023 compared to other loss in the year-ago quarter and decreases in cost of service expense and general and administrative expenses. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 23% and 30% in three months ended January 31, 2023 and 2022, respectively.
Executive Search EMEA Adjusted EBITDA was $8.0 million in the three months ended January 31, 2023 compared to $8.1 million in the year-ago quarter, essentially flat. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% and 17% in three months ended January 31, 2023 and 2022, respectively.
Executive Search Asia Pacific Adjusted EBITDA decreased by $4.0 million, or 42%, to $5.5 million in the three months ended January 31, 2023 compared to $9.5 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 24% and 30% in three months ended January 31, 2023 and 2022, respectively.
Executive Search Latin America Adjusted EBITDA was $2.5 million in both the three months ended January 31, 2023 and 2022. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 32% and 33% in three months ended January 31, 2023 and 2022, respectively.
Professional Search & Interim Adjusted EBITDA was $22.0 million in the three months ended January 31, 2023, a decrease of $9.3 million, or 30%, as compared to $31.3 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding impairment charges and integration/acquisition costs). This decrease was partially offset by higher fee revenue in the segment as a result of the acquisitions of the Acquired Companies. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 19% and 35% in three months ended January 31, 2023 and 2022, respectively.
RPO Adjusted EBITDA was $9.8 million in the three months ended January 31, 2023, a decrease of $3.0 million, or 23%, as compared to $12.8 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges), partially offset by an increase in fee revenue. RPO Adjusted EBITDA, as a percentage of fee revenue, was 10% and 13% in three months ended January 31, 2023 and 2022, respectively.
Other Income (Loss), Net
Other income, net was $13.1 million in the three months ended January 31, 2023 compared to other loss, net of $7.3 million in the year-ago quarter. The difference was primarily due to gains from the increase in the fair value of our marketable securities that are held in trust to for the settlement of the Company's obligation under the ECAP during the three months ended January 31, 2023 compared to losses from the decrease in the fair value of our marketable securities in the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.4 million in the three months ended January 31, 2023 compared to $7.0 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in three months ended January 31, 2023 compared to the year-ago quarter.

Income Tax Provision
The provision for income tax was $8.5 million in the three months ended January 31, 2023, with an effective tax rate of 41.8%, compared to $26.9 million in the three months ended January 31, 2022, with an effective rate of 24.0%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three months ended January 31, 2023 was elevated due to common permanent tax adjustments being applied to lower earnings resulting from restructuring charges recorded in the quarter, and by a tax expense recorded for withholding taxes that are not eligible for credit.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2023 was $0.5 million, as compared to $1.0 million in the three months ended January 31, 2022.
Nine Months Ended January 31, 2023 Compared to Nine Months Ended January 31, 2022
Fee Revenue
Fee Revenue. Fee revenue increased by $198.9 million, or 10%, to $2,104.5 million in the nine months ended January 31, 2023 compared to $1,905.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $82.0 million, or 4%, in the nine months ended January 31, 2023 compared to the year-ago period. Fee revenue increased in all lines of business except Executive Search which saw a decline in fee revenue compared to the year-ago period. The acquisitions of the Acquired Companies and Lucas Group were a significant factor in the increase in fee revenue compared to the year-ago period.
Consulting. Consulting reported fee revenue of $501.7 million, an increase of $25.4 million, or 5%, in the nine months ended January 31, 2023 compared to $476.3 million in the year-ago period. The increase in fee revenue was mainly driven by an increase in demand from large workforce transformation initiatives delivered through our Organization Strategy, and Leadership Development and Total Rewards solutions. We specifically saw growth in immersion and Senior Executive Leadership Development programs, Job Evaluations, People Strategy, Change Management, and Workforce Compensation demand as clients aligned their structures to new market opportunities and addressed compensation and retention issues. Exchange rates unfavorably impacted fee revenue by $24.0 million, or 5%, in the nine months ended January 31, 2023 compared to the year-ago period.
Digital. Digital reported fee revenue of $263.2 million, an increase of $3.7 million, or 1%, in the nine months ended January 31, 2023 compared to $259.5 million in the year-ago period. The increase in fee revenue was driven by increasing demand for Development offerings as companies invest in sales effectiveness tools and training content to build their commercial teams' capabilities to maximize revenue growth, as well as in analytics on Total Rewards trends used to aid in retention earlier in the year, and staffing decisions more recently. These increases helped offset the decline in assessment tools and service delivery in support of development content. Exchange rates unfavorably impacted fee revenue by $16.1 million, or 6%, in the nine months ended January 31, 2023 compared to the year-ago period.
Executive Search North America. Executive Search North America reported fee revenue of $426.8 million, a decrease of $22.7 million, or 5%, in the nine months ended January 31, 2023 compared to $449.5 million in the year-ago period. North America’s fee revenue was lower due to a 13% decrease in the number of engagements billed, partially offset by an 9% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2023 compared to the year-ago period.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $140.7 million, an increase of $8.0 million, or 6%, in the nine months ended January 31, 2023 compared to $132.7 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $13.7 million, or 10%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in fee revenue was due to a 12% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 5% increase in the number of engagements billed during the nine months ended January 31, 2023 compared to the year-ago period. Performance in Germany, United Arab Emirates, Netherlands, Switzerland, United Kingdom and Belgium were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period, partially offset by a decrease in fee revenue in Russia and Italy.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $72.4 million, a decrease of $16.0 million, or 18%, in the nine months ended January 31, 2023 compared to $88.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $6.1 million, or 7%, in the nine months ended January 31, 2023 compared to the year-ago period. The decrease in fee revenue was due to a 12% decrease in the number of engagements billed during the nine months ended January 31, 2023 compared to the year-ago period. The performance in China, Singapore, Japan, and

Korea were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period, partially offset by an increase in fee revenue in Malaysia.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $23.3 million, an increase of $2.5 million, or 12%, in the nine months ended January 31, 2023 compared to $20.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 1%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in fee revenue was due to a 10% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 3% increase in the number of engagements billed during the nine months ended January 31, 2023 compared to the year-ago period. The performance in Mexico and Brazil were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period, partially offset by a decrease in fee revenue in Colombia.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $351.7 million, an increase of $155.3 million, or 79%, in the nine months ended January 31, 2023 compared to $196.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $6.2 million, or 3%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in fee revenue was due to an increase in interim fee revenue and permanent placement fee revenue of $118.1 million and $37.1 million, respectively, primarily due to the acquisitions of the Acquired Companies and Lucas Group.
RPO. RPO reported fee revenue of $324.8 million, an increase of $42.8 million, or 15%, in the nine months ended January 31, 2023 compared to $282.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $14.2 million, or 5% in the nine months ended January 31, 2023 compared to the year-ago period. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.
Compensation and Benefits
Compensation and benefits expense increased by $136.1 million, or 11%, to $1,409.8 million in the nine months ended January 31, 2023 from $1,273.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $48.0 million, or 4%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $131.4 million and employee insurance of $14.2 million. These increases were due to the increase in fee revenue overall, as well as an increase in average headcount of 23% in the nine months ended January 31, 2023 compared to the year-ago period and wage inflation. Also contributing to the higher compensation and benefit expense was an increase in commission expense of $23.3 million due to higher fee revenue, and higher integration/acquisition costs of $3.9 million in the nine months ended January 31, 2023 compared to the year-ago period. The increase was partially offset by a decrease in performance-related bonuses of $37.1 million in the nine months ended January 31, 2023 compared to the year-ago period. Compensation and benefits expense, as a percentage of fee revenue, were 67% for both the nine months ended January 31, 2023 and 2022.
Consulting compensation and benefits expense increased by $20.3 million, or 6%, to $350.8 million in the nine months ended January 31, 2023 from $330.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $14.6 million, or 4%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $20.0 million and employee insurance of $2.1 million. These increases were due to segment’s revenue growth coupled with an increase in average headcount of 10% in the nine months ended January 31, 2023 compared to the year-ago period and wage inflation. Also contributing to an increase in compensation and benefits expense are increases in deferred compensation expense, restricted stock expense and amortization of long term incentive awards of $2.1 million, $1.4 million and $0.9 million, respectively, during the nine months ended January 31, 2023 compared to the year-ago period. This increase was partially offset by the $6.1 million decrease in performance-related bonus expense. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the nine months ended January 31, 2023 from 69% in the year-ago period.
Digital compensation and benefits expense increased by $5.4 million, or 4%, to $139.0 million in the nine months ended January 31, 2023 from $133.6 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $6.7 million, or 5%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was due to increases in salaries and related payroll taxes of $11.4 million, primarily due to the increase in average headcount of 10% during the nine months ended January 31, 2023 compared to the year-ago period and wage inflation. This increase was partially offset by a decrease in performance-related bonus of $6.7 million. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 53% in the nine months ended January 31, 2023 from 51% in the year-ago period.
Executive Search North America compensation and benefits expense increased by $2.3 million, or 1%, to $288.5 million in the nine months ended January 31, 2023 compared to $286.2 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.7 million, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $11.4 million driven by the increase in average headcount of 11% in the nine months ended January 31, 2023 compared the year-ago period and wage inflation. This increase was partially offset by a decrease in performance-related bonus expense of $8.0 million in the nine months ended January 31, 2023 compared to the year-ago period. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 68% in the nine months ended January 31, 2023 from 64% in the year-ago period.
Executive Search EMEA compensation and benefits expense increased by $8.4 million, or 9%, to $104.9 million in the nine months ended January 31, 2023 compared to $96.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $8.7 million, or 9%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $4.8 million, salaries and related payroll taxes of $1.9 million and amortization of long-term incentive awards of $1.0 million. These increases were due to the segment’s revenue growth combined with an increase in average headcount of 13% in the nine months ended January 31, 2023 compared to the year-ago period. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 75% in the nine months ended January 31, 2023 from 73% in the year-ago period.
Executive Search Asia Pacific compensation and benefits expense decreased by $8.0 million, or 15%, to $46.3 million in the nine months ended January 31, 2023 compared to $54.3 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $3.5 million, or 6%, in the nine months ended January 31, 2023 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $7.6 million in the nine months ended January 31, 2023 compared to the year-ago period due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 64% in the nine months ended January 31, 2023 from 61% in the year-ago period.
Executive Search Latin America compensation and benefits expense increased by $1.3 million, or 10%, to $14.6 million in the nine months ended January 31, 2023 compared to $13.3 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.1 million, or 1% in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes as a result of the segment's fee revenue growth with an increase in average head count of 9% in the nine months ended January 31, 2023 compared to the year-ago period. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in the nine months ended January 31, 2023 from 64% in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $64.7 million, or 66%, to $162.6 million in the nine months ended January 31, 2023 from $97.9 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $2.5 million, or 3%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $40.8 million, commission expense of $21.4 million, employee insurance of $4.2 million and integration/acquisition costs of $3.9 million due to the acquisitions of the Acquired Companies and Lucas Group, which resulted in a 90% increase in the average headcount in the nine months ended January 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was partially offset by a decrease in performance-related bonus expense of $7.0 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 46% in the nine months ended January 31, 2023 from 50% in the year-ago period.
RPO compensation and benefits expense increased by $39.1 million, or 18%, to $255.7 million in the nine months ended January 31, 2023 from $216.6 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $11.3 million, or 5%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $42.2 million, and an increase in employee insurance expenses of $5.4 million as a result of the segment’s fee revenue growth combined with an increase in average headcount of 29% in the nine months ended January 31, 2023 compared to the year-ago period. The increase was partially offset by a $6.9 million decrease in performance-related bonus expense in the nine months ended January 31, 2023 compared to the year-ago period. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 79% in the nine months ended January 31, 2023 from 77% in the year-ago period.
Corporate compensation and benefits expense increased by $2.3 million, or 5%, to $47.2 million in the nine months ended January 31, 2023 from $44.9 million in the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $4.1 million due to a 20% increase in the average headcount in the nine months ended January 31, 2023 compared to the year-ago period, and to a lesser extent to an increase in stocked-based compensation expense of $1.4 million and the use of outside contractors of $1.3 million. These were partially offset by an increase in the CSV of COLI of $3.5 million as a result of increased death benefits, and a decrease in the amortization of long-term incentive awards of $1.0 million in the nine months ended January 31, 2023 compared to an increase in the year-ago period.

General and Administrative Expenses
General and administrative expenses increased by $27.2 million, or 16%, to $202.3 million in the nine months ended January 31, 2023 from $175.1 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $10.6 million, or 6%, in the nine months ended January 31, 2023 compared to the year-ago period. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $11.8 million and an increase in higher computer software licenses expense of $7.2 million, which contributed to the increase in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period, as well as an increase in legal and other professional fees of $5.6 million. Also contributing to the increase in general and administrative expenses was an increase in impairment of fixed assets of $2.5 million as a result of the reduction in the Company's real estate footprint and an increase of integration/acquisition expenses of $1.2 million due to the acquisitions of the Acquired Companies and Lucas Group. The increase in general and administrative expenses was partially offset by a decrease in impairment of right-of-use assets of $1.9 million in the nine months ended January 31, 2023 compared to year-ago period. General and administrative expenses, as a percentage of fee revenue, increased to 10% in the nine months ended January 31, 2023 from 9% in the year-ago period.
Consulting general and administrative expenses increased by $6.5 million, or 17%, to $45.0 million in the nine months ended January 31, 2023 compared to $38.5 million in the year-ago period. The increase in general and administrative expenses was primarily due to increases in impairment charges of $3.1 million as a result of the reduction in the Company's real estate footprint, and marketing and business development expenses of $1.7 million related to fee revenue growth. Also contributing to the increase in general and administrative expenses was an increase in foreign exchange loss of $1.1 million in the nine months ended January 31, 2023, compared to the year-ago period. Consulting general and administrative expenses, as a percentage of fee revenue, increased to 9% in the nine months ended January 31, 2023 from 8% in the year-ago period.
Digital general and administrative expenses increased by $8.4 million, or 37%, to $31.3 million in the nine months ended January 31, 2023 from $22.9 million in the year-ago period. The increase in general and administrative expenses was primarily due to higher computer software licenses expense of $2.6 million and an increase in marketing and business development expenses of $2.3 million. Also contributing to higher general and administrative expenses was an increase in impairment charges of $1.7 million associated with the reduction of the Company's real estate footprint and an increase in foreign exchange loss of $1.0 million in the nine months ended January 31, 2023, compared to the year-ago period. Digital general and administrative expenses, as a percentage of fee revenue, increased to 12% in the nine months ended January 31, 2023 from 9% in the year-ago period.
Executive Search North America general and administrative expenses increased by $1.8 million, or 8%, to $24.4 million in the nine months ended January 31, 2023 compared to $22.6 million in the year-ago period. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $1.6 million in the nine months ended January 31, 2023, compared to year-ago period. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in the nine months ended January 31, 2023 from 5% in the year-ago period.
Executive Search EMEA general and administrative expenses decreased by $2.9 million, or 21%, to $10.9 million in the nine months ended January 31, 2023 from $13.8 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $2.7 million due to impairment charges recorded in fiscal 2022 as a result of the reduction of the Company's real estate footprint, as well as a foreign exchange gain of $0.5 million in the nine months ended January 31, 2023 compared to a foreign exchange loss of $0.6 million the year-ago period. This decrease in general and administrative expenses was partially offset by an increase in marketing and business development expenses of $0.7 million. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 8% in the nine months ended January 31, 2023 from 10% in the year-ago period.
Executive Search Asia Pacific general and administrative expenses decreased by $0.8 million, or 10%, to $7.4 million in the nine months ended January 31, 2023 compared to $8.2 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in premise and office expense of $0.6 million and bad debt expense of $0.5 million. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 10% in the nine months ended January 31, 2023 from 9% in the year-ago period.
Executive Search Latin America general and administrative expenses increased by $0.7 million, or 175%, to $1.1 million in the nine months ended January 31, 2023 compared to $0.4 million in the year-ago period. The increase in general and administrative expenses was primarily due to a gain recorded in the nine months ended January 31, 2022 due to the termination of a lease agreement in Mexico, thereby increasing premise and office expense by $1.7 million, partially offset by an increase in foreign currency gains of $0.9 million in the nine months ended January 31, 2023 compared to the year-ago period. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, increased to 5% in the nine months ended January 31, 2023 from 2% in the year-ago period.

Professional Search & Interim general and administrative expenses increased by $6.6 million, or 46%, to $21.0 million in the nine months ended January 31, 2023 compared to $14.4 million in the year-ago period. The increase in general and administrative expense was primarily due to higher bad debt expense of $3.3 million and increases in marketing and business development expenses and integration/acquisition costs of $1.4 million and $1.3 million, respectively. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 6% in the nine months ended January 31, 2023 from 7% in the year-ago period.
RPO general and administrative expenses increased by $1.4 million, or 9%, to $16.5 million in the nine months ended January 31, 2023 compared to $15.1 million in the year-ago period. The increase in general and administrative expenses was primarily due to a foreign exchange loss of $1.1 million in the nine months ended January 31, 2023 compared to a foreign exchange gain of $0.3 million the year-ago period and an increase in marketing and business development expense of $0.9 million, partially offset by a decrease in bad debt expense of $1.1 million. RPO general and administrative expenses, as a percentage of fee revenue, were 5% for both the nine months ended January 31, 2023 and 2022.
Corporate general and administrative expenses increased by $5.7 million, or 15%, to $44.9 million in the nine months ended January 31, 2023 compared to $39.2 million in the year-ago period. The increase was primarily due to higher legal and other professional fees of $3.7 million, marketing expenses of $3.1 million, and premise and office costs of $2.0 million. This increase was partially offset by an increase in foreign exchange gain of $1.9 million in the nine months ended January 31, 2023 compared to the year-ago period.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $79.2 million, or 102%, to $157.2 million in the nine months ended January 31, 2023 compared to $78.0 million in the year-ago period. Professional Search & Interim account for $76.9 million of the increase due the acquisitions of the Acquired Companies and Lucas Group which includes a significant amount of interim business as part of the services they perform which has higher cost of service expense as compared to other services Korn Ferry provides. The rest of the increase was from the Consulting segment due to an increase in fee revenue in the segment. Cost of services expense, as a percentage of fee revenue, increased to 7% in the nine months ended January 31, 2023 from 4% in the nine months ended January 31, 2022.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $50.4 million, an increase of $3.0 million, or 6% in the nine months ended January 31, 2023 compared to $47.4 million in the year-ago period. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies and Lucas Group.
Restructuring Charges, Net
During the third quarter of fiscal 2023, we implemented a restructuring plan to realign our workforce with our business needs and objectives. As a result, we recorded restructuring charges, net of $41.2 million during the nine months ended January 31, 2023. There were no restructuring charges, net during the nine months ended January 31, 2022.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $72.7 million, to $162.0 million in the nine months ended January 31, 2023, as compared to $234.7 million in the year-ago period. The decrease in net income attributable to Korn Ferry was primarily driven by increases in compensation and benefits expense, cost of services, general and administrative expenses, and restructuring charges, net in the nine months ended January 31, 2023 compared to the year ago period. The decrease was partially offset by an increase in fee revenue and a decrease in income tax provision. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 8% and 12% in nine months ended January 31, 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA decreased by $35.1 million, or 9%, to $359.4 million in the nine months ended January 31, 2023 as compared to $394.5 million in the year-ago period. The decrease in Adjusted EBITDA was driven by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs), partially offset by an increase in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period. Adjusted EBITDA, as a percentage of fee revenue, was 17% in the nine months ended January 31, 2023 compared to 21% in the year-ago period.
Consulting Adjusted EBITDA was $83.9 million in the nine months ended January 31, 2023, a decrease of $1.6 million, or 2%, as compared to $85.5 million in the year-ago period. This decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense, cost of services expense and general and administrative expense (excluding impairment charges), partially offset by an increase in fee revenue in the nine months ended January 31, 2023 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 18% in nine months ended January 31, 2023 and 2022, respectively.
Digital Adjusted EBITDA was $73.9 million in the nine months ended January 31, 2023, a decrease of $8.4 million, or 10%, as compared to $82.3 million in the year-ago period. This decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense, and general and administrative expenses (excluding impairment charges), partially offset by an increase in fee revenue in the segment, during the nine months ended January 31, 2023 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 28% in the nine months ended January 31, 2023 as compared to 32% in the nine months ended January 31, 2022.
Executive Search North America Adjusted EBITDA decreased by $25.7 million, or 19%, to $112.2 million in the nine months ended January 31, 2023 compared to $137.9 million in the year-ago period. The decrease was primarily driven by a decrease in the segment's fee revenue coupled with increases in compensation and benefits expense and general and administrative expenses in the nine months ended January 31, 2023 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 26% in the nine months ended January 31, 2023 as compared to 31% in the nine months ended January 31, 2022.
Executive Search EMEA Adjusted EBITDA increased by $1.3 million, or 6%, to $24.6 million in the nine months ended January 31, 2023 compared to $23.3 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment and a decrease in general and administrative expenses (excluding impairment charges), partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% in the nine months ended January 31, 2023 as compared to 18% in the nine months ended January 31, 2022
Executive Search Asia Pacific Adjusted EBITDA decreased by $7.3 million, or 28%, to $18.7 million in the nine months ended January 31, 2023 compared to $26.0 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 26% in the nine months ended January 31, 2023 as compared to 29% in the nine months ended January 31, 2022.
Executive Search Latin America Adjusted EBITDA increased by $1.5 million, or 24%, to $7.7 million in the nine months ended January 31, 2023 compared to $6.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits and general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 33% in the nine months ended January 31, 2023 as compared to 30% in the nine months ended January 31, 2022.
Professional Search & Interim Adjusted EBITDA was $83.6 million in the nine months ended January 31, 2023, an increase of $11.0 million, or 15%, as compared to $72.6 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment as a result of the acquisition of the Acquired Companies and Lucas Group, partially offset by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 24% in the nine months ended January 31, 2023 compared to 37% in the year-ago period.
RPO Adjusted EBITDA was $43.6 million in the nine months ended January 31, 2023, an increase of $1.9 million, or 5%, as compared to $41.7 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense and general and administrative expenses (excluding impairment charges). RPO Adjusted EBITDA, as a percentage of fee revenue, was 13% in the nine months ended January 31, 2023 compared to 15% in the year-ago period.
Other Income, Net
Other income, net was $4.8 million in the nine months ended January 31, 2023 compared to $2.2 million in the year-ago period. The difference was primarily due to a decrease in the loss on disposal of fixed assets, lower amortization of actuarial loss from our deferred compensation plans and an increase in gains from the fair value of our marketable securities during the nine months ended January 31, 2023 compared to the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $20.1 million in the nine months ended January 31, 2023 compared to $18.8 million in the year-ago period. Interest expense, net increased due to an increase in the interest cost associated with our deferred compensation plans in nine months ended January 31, 2023 compared to the year-ago period.

Income Tax Provision
The provision for income tax was $63.6 million in the nine months ended January 31, 2023, with an effective tax rate of 27.8%, compared to $77.0 million in the nine months ended January 31, 2022, with an effective rate of 24.4%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the nine months ended January 31, 2023 was affected by a tax expense recorded for withholding taxes that are not eligible for credit.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2023 was $2.9 million, as compared to $3.1 million in the nine months ended January 31, 2022.
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
On February 1, 2023, we completed the acquisition of Salo, a Minneapolis-based interim firm, for approximately $155 million, net of cash acquired. Salo will be part of our Interim business, which is a part of our Professional Search & Interim Segment.
On August 1, 2022, we completed the acquisition of ICS for approximately $99.3 million, net of cash acquired. ICS is part of our Interim business, which is a part of our Professional Search & Interim Segment.
On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of January 31, 2023, the fair value of the Notes was $377.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an Amendment to the Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $1,145.3 million available under the Credit Facilities and had a total $645.3 million available under the previous credit facilities after $4.7 million of standby letters of credit have been issued as of both January 31, 2023 and April 30, 2022. The Company had a total of $11.6 million and $10.0 million of standby letters with other financial institutions as of January 31, 2023 and April 30, 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $80.5 million and $31.5 million of the Company’s stock during nine months ended January 31, 2023 and 2022, respectively. As of January 31, 2023, $248.6 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
Our primarily source of liquidity is the fee revenue generated from our operations, supplemented by our borrowing capacity under our Amended Credit Agreement. Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Amended Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months. However, if the national or global economy, credit market conditions and/or labor markets continue to deteriorate in the future, including as a result of ongoing macroeconomic uncertainty due to inflation and a potential recession, such changes have and could put further negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Amended Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.
Cash and cash equivalents and marketable securities were $1,007.8 million and $1,211.1 million as of January 31, 2023 and April 30, 2022, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $531.4 million and $605.4 million at January 31, 2023 and April 30, 2022, respectively. As of January 31, 2023 and April 30, 2022, we held $358.6 million and $416.7 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of January 31, 2023 and April 30, 2022, marketable securities of $235.9 million and $233.0 million, respectively, included equity securities of $188.8 million (net of gross unrealized gains of $10.8 million and gross unrealized losses of $9.0 million) and $168.7 million (net of gross unrealized gains of $10.7 million and gross unrealized losses of $6.1 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $180.3 million and $158.7 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $173.7 million and $160.8 million as of January 31, 2023 and April 30, 2022, respectively. Unvested obligations under the deferred compensation plans totaled $22.3 million and $24.0 million as of January 31, 2023 and April 30, 2022, respectively.
The net decrease in our working capital of $18.7 million as of January 31, 2023 compared to April 30, 2022 is primarily attributable to a decrease in cash and cash equivalents and an increase in other accrued liabilities, partially offset by a decrease in compensation and benefits payable combined with an increase in account receivables. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2022 and paid during the first quarter of fiscal 2023 and the acquisition of ICS in second quarter of fiscal 2023. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 58 days to 71 days (which is consistent with historical experience) from April 30, 2022 to January 31, 2023. The increase in other accrued liabilities was due to an increase in accrued restructuring due to restructuring charges, net recorded in the three months ended January 31, 2023 and an increase in deferred revenue. Cash provided by operating activities was $92.8 million in the nine months ended January 31, 2023, a decrease of $128.7 million, compared to the cash provided by operating activities of $221.5 million in the nine months ended January 31, 2022.
Cash used in investing activities was $165.4 million in the nine months ended January 31, 2023 compared to $136.6 million in the year-ago period. An increase in cash used in investing activities was primarily due to increases in cash paid for property and equipment of $21.4 million and cash paid for acquisitions, net of cash acquired of $8.5 million, partially offset by the decrease in the purchase of marketable securities net of sales/maturities of $2.5 million during the nine months ended January 31, 2023 compared to the year-ago period.
Cash used in financing activities was $130.1 million in the nine months ended January 31, 2023 compared to $62.8 million in the nine months ended January 31, 2022. The increase in cash used in financing activities was primarily due increases in repurchases of the Company’s common stock, dividends paid to shareholders, cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock, dividends to noncontrolling interest and payments on life insurance policy loans of $53.5 million, $4.7 million, $3.9 million, $3.4 million and $2.1 million, respectively, in the nine months ended January 31, 2023 compared to none in the year-ago quarter.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2023 and April 30, 2022, we held contracts with gross cash surrender value of $276.2 million and $263.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $77.6 million and $79.8 million as of January 31, 2023 and April 30, 2022, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2023 and April 30, 2022, the net cash surrender value of these policies was $198.6 million and $183.3 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2023.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2023, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2023 and 2022, we recorded foreign currency losses of $1.1 million and $1.1 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Pound Sterling, Canadian Dollar, Singapore Dollar, Euro, Swiss Franc, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2023, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.6 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of January 31, 2023, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility, and fees relating to the issuance of letters of credit.
We had $77.6 million and $79.8 million of borrowings against the CSV of COLI contracts as of January 31, 2023 and April 30, 2022, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of January 31, 2023.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended January 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2022— November 30, 2022	210,000	$55.67	210,000	$261.9 million
December 1, 2022— December 31, 2022	153,358	$52.38	152,500	$254.0 million
January 1, 2023— January 31, 2023	100,566	$53.08	100,000	$248.6 million
Total	463,924	$54.02	462,500
_________________________
(1)Represents withholding of 1,424 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $25.0 million of the Company’s common stock under the program during the third quarter of fiscal 2023.
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

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Seventh Amended and Restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Report on Form 8-K, filed December 13, 2018.
10.1+	Summary of Non-Employee Director Compensation Program as effective December 15, 2022.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.
+    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 10, 2023
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)