Form 10-K
period 2023-04-30
KORN FERRY
filed 2023-06-28
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $2,220,447,158 based upon the closing market price of $55.59 on that date of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of our common stock as of June 22, 2023 was 52,180,966 shares.

Documents incorporated by reference
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
KORN FERRY
Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2023

PART I.
Item 1. Business
Company Overview
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a leading global organizational consulting firm.
Korn Ferry has evolved from our executive search-focused roots into a company with a more diverse service and digital and other solution offering that is designed to align with our clients’ desire to synchronize their strategy, operations, and talent to drive superior performance. We believe we are the premier organizational consultancy uniquely positioned to leverage our extensive intellectual property to help companies bring talent and strategy together, helping them have the right people in the right places and providing them with the right rewards. We seek to bring their strategies to life by designing their organizational structure and helping them hire, motivate and retain the best people. And we help professionals navigate and advance their career.
Our fiscal 2023 performance reflects the relevance of our strategy, the top-line synergies created by our end-to-end talent and leadership solutions, and the increasing reach and relevance of the Korn Ferry brand. Thanks to the passion and performance of our colleagues, we have concluded the year with strong results, in what was a very challenging macroeconomic environment.
During fiscal 2023, we worked with almost 15,000 organizations. Our clients include the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, and government and non-profit organizations. We have built strong client loyalty, with nearly 80% of our engagements in fiscal 2023 completed on behalf of clients for whom we had conducted engagements in the previous three fiscal years. We work with:
•96% of the S&P 100, and 85% of the S&P 500
•94% of the Euronext 100
•85% of the FTSE 100
•91% of the S&P Europe 350
•60% of the S&P Asia 50
•80% of the S&P Latin America 40
In addition, we work with:
•3 in every 4 best companies to work for (Fortune Magazine)
•1 in every 2 of the fastest growing companies in the world (Fortune Magazine)
•79% of the world’s top performing companies (Drucker Institute)
•96% of the top 50 world's most admired companies (Fortune Magazine)

We also continued to make significant investments across the breadth of our business and in our people. This commitment includes strategic acquisitions and the innovation and development of our platforms, solutions and ways of working. A testament to Korn Ferry’s forward-thinking approach is the acquisition of our third and fourth Interim hiring firms in the last 18 months. This strategic decision has not only boosted our standing, particularly in the Professional Search and Interim sectors, but we believe also enables us to capitalize on significant opportunities for growth while effectively responding to prevailing shifts in the workforce. These shifts include a heightened focus on agility and cost-management, a growing need for specialized expertise and on-demand skills, as well as the accommodation of evolving employee preferences and dynamics within the workforce. These investments are intended to expand our offerings to help us further differentiate ourselves in the marketplace and reflect our continued focus on high-demand areas emerging in this environment.
A critical driver of our success has been the evolution and maturation of our go-to-market (“GTM”) activities. Our "Marquee" and "Regional" accounts lead these activities with approximately 340 accounts or 2% of our total clients, representing more than 35% of our total fee revenue. We continue to invest in Global Account Leaders (“GALs”), resulting in us exiting the year with more than 70 colleagues in this role. Leveraging our acquisition of the Miller Heiman Group, we use our own sales effectiveness methodologies and discipline in our Marquee and Regional account programs to drive rates of top-line growth in excess of the rest of our portfolio.
We continue to capitalize on the top-line synergies created by our end-to-end solutions that are designed to address the many aspects of an employee’s engagement with their employer. This manifests itself in our ability to continue generating additional fee revenues based on referrals from one line of business to another, generating more than 25% of total fee revenues for fiscal 2023. In fact, by integrating the previously mentioned acquired companies into Korn Ferry, we were able to generate an incremental $50.0 million in fee revenues since November 1, 2021, (the date of acquisition of our first Interim business) through referrals between the acquired companies and our business prior the acquisitions.
With vision, innovation and focus as our guide, we believe we are now a company with a more durable business, with greater and expanding relevance, and with an increasingly sustainable level of business and profitability that is poised for further growth in the years to come.

Fiscal 2023 Performance Highlights
Our results reflect the dedication and hard work of our more than 10,600 talented colleagues. They focus on creating value for our stakeholders, our colleagues themselves, our clients, our shareholders, and the communities in which we operate.
Our strategic growth reflects a more balanced and sustainable organization.

•Our performance was solid during what can be described as times of macroeconomic and geopolitical turbulence and uncertainty, generating $2,835.4 million in fee revenue, up 8.0% compared to fiscal 2022.
•Net Income Attributable to Korn Ferry was $209.5 million. Operating income and Adjusted EBITDA* were $316.3 million (margin of 11.2%) and $457.3 million (margin of 16.1%), respectively.
•Diluted Earnings Per Share was $3.95.
•During fiscal 2023, we continued with our balanced approach to capital allocation. For the full year, the Company invested $254.8 million in acquisitions and $61.0 million in capital expenditures primarily related to the Digital business and corporate infrastructure. We also spent $18.5 million on debt service costs, and returned $93.9 million and $33.0 million to shareholders in the form of share repurchases and dividends, respectively.
*Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDA margin are non-GAAP financial measure and have limitations as analytical tools. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of why management believes the presentation of non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry’s performance.
The Korn Ferry Story
Our Strategy
Our systematic approach to solving business challenges has us uniquely positioned to build the services and solutions that people, teams and organizations need so that business strategy is implemented and performance follows. Our approach is focused on the following strategic priorities to increase our client and commercial impact:
1.Drive a One Korn Ferry go-to-market strategy through our Marquee and Regional Accounts and integration across solutions and geographies.
2.Create the Top-of-Mind Brand in Organizational Consulting - Lead innovation through relevant market offerings and evolve our thought leadership around talent strategy.
3.Deliver Client Excellence and Innovation and diversify our offerings into fully integrated, scalable and sustainable client engagements.
4.Advance Korn Ferry as a Premier Career Destination - Attract and retain top talent through continued investment in building a world-class organization through a capable, motivated, and agile workforce.
5.Pursue Transformational M&A Opportunities at the Intersection of Talent and Strategy.
Our Core Capabilities
We continue to integrate, replicate and scale our solutions and to lead innovation in the digitally enabled new world of work. The depth and breadth of our offerings across the talent lifecycle—from attraction to assessment to recruitment to development, management, and reward—place us in a distinctive position. We offer end-to-end solutions—a view into an organization’s entire talent ecosystem—to create positive client outcomes. Our five core capabilities include:
•Organization Strategy: We map talent strategy to business strategy, designing operating models and organization structures that help companies put strategic plans into action.
•Assessment and Succession: Our assessment and succession solutions help pinpoint clear and actionable opportunities for growth. Leaders and employees are empowered to take action on their own development, while companies use strategic perspectives to build stronger plans and make smarter investments today and into the future.
•Talent Acquisition: From Executive Search, Professional Search & Interim and Recruitment Process Outsourcing ("RPO") covering single to multi-hire permanent positions and interim contractors, we help organizations attract and retain the right people across functions, levels and skills.
•Leadership and Professional Development: We help develop leaders along each stage of their career with a spectrum of intensive high-touch and scalable high-tech development experiences.

•Total Rewards: We help organizations pay their people fairly for doing the right things with rewards they value at a cost that the organization can afford.
Our Integrated Solutions
We also offer integrated solutions that bring together expertise from across our core capabilities to navigate broader business challenges around leading through change, transforming for growth and keeping top talent.
Our solutions are powered by the Korn Ferry Intelligence Cloud and are enabled by the combination of our rich and unique data and a suite of Digital Performance Management Tools that combine the expertise of Korn Ferry with the power of Open artificial intelligence ("AI"). Focused on business outcomes, the combination of Korn Ferry intellectual property ("IP") and advanced technology enables our experts to deliver actionable insights and personalized recommendations accurately and efficiently. These solutions include:
•Workforce Transformation: We offer practical and pragmatic solutions to support organizations in re-shaping workforces for the future. These solutions are designed to enhance workforce productivity, agility, engagement, and alignment with the organization's strategic goals.
•Cost Optimization: We work with leaders to manage cost drivers: organization, people and rewards. We help make client organizations fit for the future by putting in place strategies designed to enable our clients to achieve cost reductions while maintaining performance and growth.
•Leadership Development and Coaching at Scale: Businesses need to prepare for the future by creating a culture of learning that helps them quickly adapt to new trends and demands. Leveraging our Korn Ferry Advance platform, we combine our expertise in leadership development with technology to provide quality coaching and development at scale across organizations.
•M&A Solutions: We use a framework that helps organizations look beyond balance sheets and focus on people. From the assessment and selection of leaders to drive the go-forward strategy, to the future organization design and governance, we help shape the combined purpose, ensure you have the right people in the right roles and craft the integration and change management activities to maximize the investment. We also help buyers achieve leadership and cultural accretive acquisitions which drive superior financial results.
•Environmental, Social & Governance ("ESG") and Sustainability: We believe our people-focused approach to ESG practices contribute to long-term value creation. By aligning strategy, people and business operations in this area, we help companies build resilience, foster innovation, and improve their reputation, positioning them for sustainable growth and success in both turbulent and prosperous times.
•Diversity, Equity & Inclusion: We believe diverse and inclusive organizations drive better business performance, attract and retain high-caliber talent, foster innovation for competitive advantage, and enhance brand reputation. Our expertise in this area runs deep. We help clients comply and create more inclusive, equitable, and successful organizations reflective of today's diverse and interconnected world.
•Sales Effectiveness powered by KF Sell: Today's selling environment is more complex than ever, with sales teams challenged to deliver value. Sellers need the right tools, training, and approach to be successful. Korn Ferry leverages the KF Sell platform and award-winning Miller-Heiman sales methodology to help organizations achieve their top-line growth objectives.
•Career Mobility for Tech Talent powered by KF Career: We retain, engage and develop tech talent to create a competitive advantage for our clients' organizations. For example, using KF Career for Tech, clients can benchmark their teams, identify skill gaps, create career mobility for tech talent and deliver a progressive employee experience where the individuals, team and company move together in synergy.

Our Businesses
The Company has recently acquired companies that have added critical mass to our existing Professional Search & Interim business. This provided the Chief Operating Decision Maker ("CODM") with the opportunity to reassess how he managed and allocated resources to the prior RPO & Professional Search segment. Therefore, beginning in fiscal 2023, the Company separated RPO & Professional Search into two segments to align with the CODM's strategy to make separate resource allocation decisions and assess performance separately between Professional Search & Interim and RPO.

The Company now has eight reportable segments that operate through the following five lines of business, supported by a corporate center. This structure allows us to bring our resources together to focus on our clients and partner with them to solve the challenges they face in their businesses.
1.Consulting aligns organizational structure, culture, performance, development, and people to drive sustainable growth by addressing four fundamental organizational and talent needs: Organization Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. We enable this work with a comprehensive set of Digital Performance Management Tools, based on our best-in-class IP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions described above to help clients execute their strategy in a digitally enabled world.
Summary of financial fiscal 2023 highlights:
•Fee revenue was $677.0 million, an increase of 4.0% compared to fiscal 2022, representing 24% of total fee revenue.
•Adjusted EBITDA and Adjusted EBITDA margin were $108.5 million and 16.0%, respectively.
•The number of consulting and execution staff at year-end was 1,853 with an increase in the average bill rate (fee revenue divided by the number of hours worked by consultants and execution staff) of $10 per hour or 3% compared to fiscal 2022.
Client Base—During fiscal 2023, the Consulting segment partnered with over 4,800 clients across the globe, and 28% of Consulting’s fiscal 2023 fee revenue was referred from Korn Ferry’s other lines of business. Our clients come from the private, public, and not-for-profit sectors across every major industry and represent diverse business challenges.
Competition—The people and organizational consulting market is fragmented, with different companies offering our core solutions. Our competitors include consulting organizations affiliated with accounting, insurance, information systems, and strategy consulting firms such as McKinsey, Willis Towers Watson and Deloitte. We also compete with smaller boutique firms specializing in specific regional, industry, or functional leadership and human resources ("HR") consulting aspects.
2.Digital develops technology-enabled Performance Management Tools that empower our clients. At the core of our offerings is the proprietary Korn Ferry Intelligence Cloud platform. With access to six billion data points and fortified by our established success methodology, this platform drives a range of Digital Performance Management Tools. Through these tools, our consultants can analyze business data, benchmark against industry best practices, and deliver personalized recommendations. Additionally, our clients and their employees can independently utilize these digital tools to identify, implement, and maintain performance enhancements at scale. Our Digital products include:
•KF Assess: Puts the right people, with the right skills in place to deliver.
•KF Architect: Streamlines the way jobs are designed, organized and evaluated.
•KF Listen: Provides insight to understand and improve the employee experience.
•KF Sell: Creates a consistent, repeatable sales strategy to maximize sales effectiveness.
•KF Pay: Compares and develops the best pay structures to motivate people to perform at their best.
•KF Career for Tech: Upskill, reskill, develop and deploy an optimized technology workforce.
Summary of financial fiscal 2023 highlights:
•Fee revenue was $354.7 million, an increase of 2.0% compared to fiscal 2022, representing 13% of total fee revenue.
•Subscription and License fee revenue was $119.7 million, an increase of 10% compared to fiscal 2022.
•Adjusted EBITDA and Adjusted EBITDA margin were $97.5 million and 27.5%, respectively.
Client Base—During fiscal 2023, the Digital segment partnered with over 8,300 clients across the globe, and 34% of Digital’s fiscal 2023 fee revenue was referred from Korn Ferry’s other lines of business, primarily Consulting. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.
Competition—Again, competition is fragmented in this sector. We compete with specialist suppliers, and boutique and large consulting companies in each solution area such as AON, Mercer, Willis Towers Watson, SHL, Fuel 50, SkillSoft, Criteria, Predictive Index, Prevue Hire and Textlio. One of our advantages is linking our data, IP and our technology platform across our solutions. This allows us to give organizations an end-to-end view of talent.
3.Executive Search helps organizations recruit board-level, chief executive, and other C-suite/senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together our research-based IP, proprietary assessments and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then helps us build appropriate frameworks for compensation and attraction. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa ("EMEA"), Executive Search Asia Pacific ("APAC") and Executive Search Latin America).

Summary of financial fiscal 2023 highlights:
•Fee revenue was $875.8 million, a decrease of 6% compared to fiscal 2022, representing 31% of total fee revenue.
•Adjusted EBITDA and Adjusted EBITDA margin were $205.8 million and 23.5%, respectively.*
•In fiscal 2023, we opened more than 6,300 new engagements with an average of 594 consultants.
*Executive Search Adjusted EBITDA and Executive Search Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of why management believes the presentation of these non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry's performance.
Consultants are organized in six broad industry groups and bring an in-depth understanding of the market conditions and strategic management issues clients face within their industries and geographies. In addition, we regularly look to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.
Functional Expertise — We also have organized centers of functional expertise. This helps our teams comprehensively grasp the specific requirements and nuances involved in the role itself. These partners bring a deep understanding of the functional dynamics–from strategy through to execution-enabling them to identify and place candidates who possess the necessary skills, knowledge, and experience to excel in the role.
Percentage of Fiscal 2023 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	78%
Finance and Control	7%
Information Systems	4%
Marketing and Sales	4%
Manufacturing/Engineering/Research and Development/Technology	4%
Human Resources and Administration	3%
Client Base—Our more than 4,000 Executive Search engagement clients in fiscal 2023 include many of the world’s largest and most prestigious public and private companies.
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
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology ("IT"), Finance & Accounting and HR roles). During fiscal 2023, we acquired Infinity Consulting Solutions, a provider of IT interim talent. We also acquired Salo LLC, a provider of finance, accounting and HR interim talent.
Summary of financial fiscal 2023 highlights:
•Fee revenue was $503.4 million, an increase of 69% compared to fiscal 2022, representing 18% of total fee revenue.
•Average bill rates increased by 26% to $115 per hour in the last quarter of fiscal 2023 from $91 per hour as of January 31, 2022, which was the quarter we acquired our first interim business. Average bill rates represent fee revenue from interim services divided by the number of hours worked by consultants providing those services.
•Adjusted EBITDA and Adjusted EBITDA margin were $110.9 million and 22.0%, respectively.
Client Base—During fiscal 2023, the Professional Search & Interim segment partnered with more than 4,000 clients across the globe, and 32% of Professional Search & Interim’s fiscal 2023 fee revenue was referred from Korn Ferry’s other lines of business.

Competition—We primarily compete for Professional Search & Interim business with regional contingency and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters and BTG. We believe our competitive advantage is distinct. We are strategic, collaborating with clients to hire best-fit candidates using our assessment IP, proprietary technology and professional recruiters. Our Talent Delivery Centers provide our teams with increased scalability, multilingual capabilities, global reach and functional specialization. We also work under the One Korn Ferry umbrella to help clients plan for their broader talent acquisition needs as part of their business strategy planning.
5.RPO offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. The Company's scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Summary of financial fiscal 2023 highlights:
•Fee revenue was $424.6 million, an increase of 8% compared to fiscal 2022, representing 15% of total fee revenue.
•Adjusted EBITDA and Adjusted EBITDA margin were $52.6 million and 12.4%, respectively.
Client Base—During fiscal 2023, the RPO segment partnered with more than 300 clients across the globe, and 54% of RPO fiscal 2023 fee revenue was referred from Korn Ferry’s other lines of business.
Competition—We primarily compete for RPO business with other global RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, Kelly Services and Randstad.
Finally, our corporate center manages finance, legal, technology/IT, HR, marketing, and our research arm, the Korn Ferry Institute.
We help clients in four geographic markets: North America, Latin America, EMEA, and APAC. Our geographic markets bring together capabilities from across the organization—infusing industry and functional expertise and skills—to deliver value to our partners.
We operate in 108 offices in 53 countries, helping us deliver our solutions globally, wherever our clients do business. We continue our commitment to diversity and inclusion, hiring, promoting, and extending opportunities to women and underrepresented groups. As of April 30, 2023, 70% of our workforce in the U.S. is female or from an underrepresented group. Broken down further, 62% of our workforce in the U.S. is female, and 64% of our global workforce is female. Our global age demographic is 53% Millennials (ages 26-41) and 8% Gen Z/Centennials (ages 25 and below). As of April 30, 2023, we had 10,697 full-time employees:

	Consultants and execution staff[1]	Support staff[2]	Total employees
Consulting	1,853	363	2,216
Digital	347	1,077	1,424
Executive Search	602	1,218	1,820
Professional Search & Interim	498	591	1,089
RPO	180	3,750	3,930
Corporate	—	218	218
Total	3,480	7,217	10,697

1Consultants and execution staff, primarily responsible for originating client services
2Support staff includes associates, researchers, administrative, and support staff
Business Challenges We Solve
Our judgment and expertise have been built from decades of experience and insight into the business challenges companies are grappling with across industries. We work to understand the relevant macro trends impacting society and the future of work. After the reopening that followed the global pandemic, it is evident that the world of work has permanently changed and with the emergence of technologies like artificial intelligence ("AI"), the evolution continues. We support our clients amid a time of enormous transition and change, with these specific business challenges:
•Transforming businesses while delivering robust performance.
•Solving leadership challenges arising from the new landscape of hybrid and remote working.
•Delivering for people, planet, and profit, and assisting with ESG and other corporate strategic initiatives.

•Finding the right talent in a dynamic and dislocated labor market.
•Engaging and motivating employees so companies can retain and reward their talent.
•Supporting the work-scape transition from a place of work to collaboration spaces.
•Building work environments that are inclusive and free from bias.
•Engaging and Reward to retain top talent.
Our Proprietary Data
We manage and leverage more than six billion data points, including:
•Over 98 million assessments.
•Engagement data on approximately 33 million employees.
And we hold:
•Rewards data on more than 30 million people covering some 30,000 organizations.
•More than 10,000 individual success profiles covering over 30,000 job titles.
•Organizational benchmark data on more than 12,000 entities.
•Culture surveys on approximately 600 entities and 7.2 million respondents.
•Pay policy and practice data on more than 150 countries.
Innovation & Intellectual Property
Korn Ferry is dedicated to developing leading-edge services and leveraging innovation. We have made investments in technology, learning platforms, virtual coaching, individual learning journeys, data insights, and intellectual property that permeates all our solutions. With these investments, we are transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy, giving our consultants more opportunities to engage with clients. The expansion of our business into larger markets offers higher growth potential and more durable and visible revenue streams.
The Korn Ferry Institute
The Korn Ferry Institute is our research and analytics arm. The Korn Ferry Institute develops robust research, innovative IP, and advanced analytics to enable Korn Ferry employees to partner with people and organizations to activate their potential and succeed.
We have built the Korn Ferry Institute on three core pillars:
1.Robust Research and Thought Leadership to anticipate and innovate: We explore trends and define leadership and human and organizational performance for a fast-changing economy. Some project examples from fiscal 2023 include research around:
•Purpose
•ESG
•Neuroscience
•Gen Z
2.Differentiated IP development supported by leading-edge science and enablement: We develop and measure what is required for success at work in the new economy. Examples from fiscal 2023 include IP around:
•Inclusive Language and Leadership
•Learning Agility
•Career Mobility
•Assessments and Interactive Feedback
3.Client Advanced Analytics and Data Management to generate insights: We integrate and build upon our datasets and external data using advanced modeling and AI. This allows us to produce predictive insights and deliver demonstrable client impact. During fiscal 2023, we supported the following:
•On-demand Assessment Analytics

•Demographics and Job Factors
•Psychometrics
In the fiscal year ahead, we intend to continue innovating to drive even greater business and societal impact to:
•Provide research and modeling on the future of work, our solution areas, and industries to support growth and help our science, research and IP remain innovative and relevant.
•Innovate and refine knowledge to strengthen IP, educate colleagues, expand analytics capabilities, and maximize impact across solutions and markets.
Global Delivery Capability
We believe a key differentiator for us is our global delivery capability. This allows us to support the varied parts of our business to give clients value-added services and solutions across the globe. We believe we can bring the right people from anywhere in the world to our clients at the right time both in physical and virtual working environments, which is a capability that is particularly crucial as business needs and conditions continue to change rapidly.
Competition
Korn Ferry operates in a rapidly changing global marketplace with a diverse range of organizations that offer services and solutions like those we offer. However, we believe no other company provides the same full range of services, uniquely positioning us for success in this highly fragmented, talent management landscape.
Our Market and Approach
Industry Recognition
Our company culture and excellent work within the industry are widely recognized. Some highlights from fiscal 2023 include global industry awards and accolades in recognition of performance and achievements:
•Named America's Number One Executive Recruiter Firm 2023, Forbes
•Named among the top 20 on Training Industries’ 2023 Top Sales Training & Enablement Companies
•Named in America's Best Management Consulting Firms list in 2023, Forbes
•Leader level Carbon Disclosure Project ("CDP") Rating for 2022 response to climate change questionnaire
•Gold Medal for Sustainability rating from EcoVadis 2022
•Gold HIRE Vets Medallion Award 2022, US Department of Labor
•Recognized by Seramount (formerly Working Mother Media) in the best Companies for Parents list 2022, in the Best Companies for Dads list 2022, and as a Top Company in the Executive Women list 2022
•Top Global RPO Provider, RPO Baker's Dozen List 2022, HRO Today
•Recognized as a Leader in Recruitment Process Outsourcing in Everest Group's PEAK Matrix Assessment 2022
Our Go-To-Market Approach
Our go-to-market strategy brings together Korn Ferry’s core solutions to drive more integrated, scalable client relationships. Our goal is to drive topline synergies by increasing growth in the crossline of business referrals. This has been successful as during fiscal 2023, approximately 80% of revenue came from clients using multiple lines of our business, consistent with fiscal 2022.
We intend to continue evolving integrated solutions along industry lines to drive cross-geography and cross-solution referrals. Our Marquee and Regional Accounts program is a pillar of our growth strategy, which now comprises more than one-third of our revenue, yet only 2% of our clients. Its success has been realized by using our own IP and by following a disciplined approach to account planning and management with the addition of Global Account Leaders, resulting in more enduring relationships with clients. We believe building long-term client relationships of scale delivers less cyclical, more resilient revenue and new business through structured, programmatic account planning and strategic investments in account management talent.
Elevating our Brand
Collaboration between sales, marketing, research and business teams has enabled wider recognition for Korn Ferry in the market and a deeper connection with our customers through our thought leadership and the sharing of timely, news-driven content designed to inspire and challenge conventional points of view around workplace topics.

The provocation we put out into the world is to Be More Than. Be More Than is about identifying and unleashing potential. Bring the right opportunity, to the right person, at the right time and it will change their world. Get people focused, aligned, believing and working together and it can change the world.
The principles behind Be More Than guide our thinking and behavior and represent our commitment to our clients and to each other. We help unleash potential in people to enable thriving, high-performing teams that collectively power sustainable growth and transform businesses.
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
Developing and Rewarding Our People
We focus on making Korn Ferry a firm that energizes, develops, rewards and empowers people to pursue their passions and help our business succeed. Our global talent promotion process recognizes colleagues for exceptional dedication and service to clients. We run promotion cycles twice a year to allow us to appreciate the contribution of colleagues more frequently. In fiscal 2023, we promoted over 1,200 people in our five lines of business and Corporate.
We offer competitive benefits across the globe customized to each country we operate in based on market prevalence and cultural relevance. The Korn Ferry Cares benefits strategy focuses on keeping our colleagues and their families healthy – physically, emotionally, financially, and socially. Our progressive benefit offerings in the U.S. helped us earn top recognitions by Seramount (formerly Working Mother Media) as the best company for Parents 2022, Top Company for Dads 2022, Top Company for Female Professionals 2022, and as one of the Human Rights Campaign’s Best Places to Work for LGBTQ Equality 2022.
We believe in teaching and mentoring to support our colleagues’ career growth and success. These efforts have fostered stability and expertise in our workforce. Development happens broadly throughout the organization, from our formal mentoring program to direct training on our learning management platform, iAcademy. We also champion a range of career and leadership programs, such as our Mosaic program for diverse high-potentials, Leadership U for Korn Ferry, and Leadership U PLUS for Korn Ferry colleagues, an internal leadership development program. We use our Korn Ferry Advance platform, used externally by clients for career coaching and career development, as an internal development program platform.
We run a global colleague advisory council that offers feedback to senior leadership on the colleague experience within Korn Ferry. Also, our internal employee engagement program, the Korn Ferry Founder Awards, recognizes and celebrates exceptional performance.
Employee Well-being
The well-being of our employees is a focus. We run a series of initiatives to support employee well-being and instill an organizational culture of health, including an Employee Assistance program, mental health awareness campaigns, well-being webinars, flexible work schedules and parental support for distance learning.
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
We are limited in our ability to recruit candidates from certain of our clients due to off-limit agreements with those clients and for client relation and marketing purposes. Such limitations could harm our business.
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
We face significant competition. Competition in our industries could result in lost market share, reduced demand for our services, and/or require us to charge lower prices for our services, which could adversely affect our operating results and future growth.
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
Our RPO services primarily compete for business with other RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, Kelly Services and Randstad while Professional Search & Interim services compete for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters, TekSystems and BTG. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. This is a highly competitive and developing industry with numerous specialists. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively could adversely affect our operating results and future growth.
Failure to attract and retain qualified and experienced consultants could result in a loss of clients which in turn could cause a decline in our revenue and harm to our business.
We compete with other executive, professional search and interim and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater bonuses, incentives or compensation and benefits or more attractive lifestyle choices, career paths, office cultures, or geographic locations than we do. Competition for these consultants typically increases during periods of wage inflation, labor constraints, and/or low unemployment, such as the environment experienced in calendar year 2022, and can result in material increases to our costs and stock usage under authorized employee stock plans, among other impacts.
Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2023, our top six consultants (Executive Search and Consulting) generated business equal to approximately 2% of our total fee revenues. Furthermore, our top ten consultants (Executive Search and Consulting) generated business equal to approximately 6% of our total fee revenues. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or modifications of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Consulting, Digital, Professional Search & Interim or RPO, or maintain the quality of service to which our clients are accustomed, as well as the ability of a departing consultant to move business to his or her new employer, could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing consultant at another executive search or consulting firm. Failing to limit departing consultants from moving business or recruiting our consultants to a competitor could adversely affect our business, financial condition and results of operations.
We are working to advance culture change through the continued implementation of diversity, equity and inclusion ("DE&I") initiatives throughout our organization and the shift to a hybrid work environment. If we do not or are perceived not to successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted and shifts in perspective and expectations about social issues and priorities surrounding DE&I may occur at a faster pace than we are capable of managing effectively. If we are unable to identify, attract and retain sufficient talent in key positions, it may prevent us from achieving our strategic vision, disrupt our business, impact revenues, increase costs, damage employee morale and affect the quality and continuity of client service. In addition, risks associated with our recent reduction in headcount may be exacerbated if we are unable to retain qualified personnel.
We are highly dependent on the continued services of our small team of executives.
We are dependent upon the efforts and services of our relatively small executive team. The loss for any reason, including retirement of any one of our key executives, could have an adverse effect on our operations and our plans for executive succession may not sufficiently mitigate such losses.
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
As part of our corporate strategy, we are attempting to leverage our research and consulting services to sell a full range of services across the life cycle of a policy, program, project or initiative, and we are regularly searching for ways to provide new services to clients, such as our recent entry into the Interim business and strategic acquisitions. This strategy, even if effectively executed, may prove insufficient in light of changes in market conditions, workforce trends, technology, competitive pressures or other external factors. In addition, we plan to extend our services to new clients and into new lines of business and geographic locations. As we focus on developing new services, clients, practice areas and lines of business; open new offices; acquire or dispose of business; and engage in business in new geographic locations, our operations are exposed to additional as well as enhanced risks.
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
Our business is subject to various federal, state, local, and foreign laws and regulations that are complex, change frequently and may become more stringent over time. Future legislation, regulatory changes or policy shifts under the current U.S. administration or other governments could impact our business. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to comply with these laws, and our businesses are also subject to an increasing degree of compliance oversight by regulators and by our clients. In addition, our Digital services and increasing use of technology in our business expose us to data privacy and cybersecurity laws and regulations that vary and are evolving across jurisdictions. These and other laws and regulations, as well as laws and regulations in the various states or in other countries, could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us from private legal actions, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.
Our business and operations are impacted by developing laws and regulations, as well as evolving investor and customer expectations with regard to, corporate responsibility matters and reporting, which expose us to numerous risks.
We are subject to evolving local, state, federal and/or international laws, regulations, and expectations regarding corporate responsibility matters, including sustainability, the environment, climate change, human capital management, DE&I, procurement, philanthropy, data privacy and cybersecurity, human rights, business risks and opportunities, including shifts in market preferences for reporting, more sustainable or socially responsible products and services, and other actions. These requirements, expectations, and/or frameworks, which can include assessment and ratings published by third-party firms, are not synchronized and vary by stakeholder, industry, and geography; as a result, they may: increase the time and cost of our efforts to monitor and comply with those obligations; limit the extent, frequency, and modality with which our consultants travel; impact our business opportunities, supplier choices and reputation; and expose us to heightened scrutiny, liability, and risks that could negatively affect us. We report on our aspirations, targets, and initiatives related to corporate responsibility matters (both directly and in response to third-party inquiries). These efforts have also, and may in the future include, reporting intended to address certain third-party frameworks, such as the recommendations of the Sustainability Accounting Standards Board, the Task Force for Climate-Related Financial Disclosures and other standards or material assessments related to corporate responsibility matters. Our ability to achieve our corporate responsibility aspirations which may change or to meet these evolving expectations is not guaranteed and is subject to numerous risks, including the existence, cost, and availability of certain technology, methodologies, and processes, the acquisition and integration of new entities, and trends in demand. Failing to accurately report, progress on, or meet any such aspirations or expectations (including a perceived failure to do so) on a timely basis or at all could negatively affect our business, growth, results of operations, and reputation. Meeting or exceeding such aspirations or expectations also may not result in the benefits initially anticipated.
Within our own operations, we face additional costs: from rising energy costs, which make it more expensive to power our corporate offices; and efforts to mitigate or reduce our operations’ impacts from or on the environment, such as a shift to cloud technology or a leasing preference for buildings that are LEED-certified. We have also developed and offer corporate responsibility services and products designed to address customer demand for human capital management, DE&I, and sustainability matters within their own organizations and workforce, the success of which depends on many factors and may not be fully realized.
Risks Related to Our Profitability
We may not be able to align our cost structure with our revenue level, which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.
Our efforts to align our cost structure with the current realities of our markets may not be successful. When actual or projected fee revenues are negatively impacted by weakening customer demand, we have and may again find it necessary to take cost cutting measures so that we can minimize the impact on our profitability, such as the restructuring recently initiated in the second half of fiscal 2023. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.
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
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements and these estimates may not be accurate. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. Clients may also delay or cancel engagements, which could cause expected revenues to be realized at a later time or not at all. For the years ended 2023, 2022, and 2021, fixed-fee engagements represented 23%, 22%, and 26% of our revenues, respectively.
Inflationary pressure has and may continue to adversely impact our profitability.
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity, many companies hire fewer permanent employees, and our business, financial condition and results of operations may be adversely affected. If unfavorable changes in regional or global economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the recent inflationary cost pressures and rise in interest rates, as well as geopolitical uncertainty, has and may continue to negatively impact our expense base by increasing our operating costs, including labor, borrowing, and other costs of doing business. Continued inflationary pressures may result in increases in operating costs that we may not be able to fully offset by raising prices for our services because if we do our clients may choose to reduce their business with us, which may reduce our operating margin.
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
Risks Related to Our Financing/Indebtedness
Our level indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, prevent us from fulfilling our obligations under our indebtedness and could divert our cash flow from operations for debt payments.
As of April 30, 2023, we had approximately $400.0 million in total indebtedness outstanding, $645.4 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and $500 million of availability under our $500.0 million five-year senior secured delayed draw term loan facility that expired on June 24, 2023 (“Delayed Draw Facility”), both provided for under our Credit Agreement, as amended on June 24, 2022 (the “Amended Credit Agreement”) that we entered into with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Amended Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.
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
We and our subsidiaries may incur substantial additional indebtedness in the future. The Amended Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Amended Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of April 30, 2023, we had $645.4 million of availability to incur additional secured indebtedness under our Revolver and $500 million of availability to incur additional secured indebtedness under our Delayed Draw Facility that expired on June 24, 2023.
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
We and our subsidiaries are subject to covenants, representations and warranties in respect of the Revolver, including financial covenants as defined in the Amended Credit Agreement. See “Note 11 –Long-Term Debt” of our notes to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. The human resource industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Many of those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in AI and generative AI which involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, attract and retain clients, and our ability to develop and achieve a competitive advantage and continue to grow could be negatively affected. If we are unable to keep pace with the industry changes this could result in an impairment of goodwill or other intangible assets and would have a negative impact on our profitability and operating results. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

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
Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. Our information systems are subject to the risk of failure, obsolescence and inadequacy. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition. We cannot be sure that our current insurance against the effects of a disaster regarding our information technology or our disaster recovery procedures will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

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
We do not maintain all of our technology infrastructure, and we have outsourced certain other critical applications or business processes to external providers, including cloud-based services. The failure or inability to perform on the part of one or more of these critical suppliers or partners have caused, and could in the future cause significant disruptions and increased costs. We are also dependent on security measures that some of our third-party vendors and customers are taking to protect their own systems and infrastructures. If our third-party vendors do not maintain adequate security measures, do not require their sub-contractors to maintain adequate security measures, do not perform as anticipated and in accordance with contractual requirements, or become targets of cyber-attacks, we may experience operational difficulties and increased costs, which could materially and adversely affect our business.
Cyber security vulnerabilities and incidents have and may again lead to the improper disclosure of information obtained from our clients, candidates and employees, which could result in liability and harm to our reputation.
We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. We rely on information technology systems to process, transmit, and store electronic information and to communicate among our locations around the world and with our clients, partners, and employees. The breadth and complexity of this infrastructure increases the risk of security incidents resulting in the unauthorized disclosure of sensitive or confidential information and other adverse consequences that could have a material adverse impact on our business and results of operations. Our reliance on trained professionals to configure and operate this infrastructure creates the potential for human error, leading to potential exposure of sensitive or confidential information.
Our systems and networks and the vendors who provide us services are vulnerable to incidents, including physical and electronic break-ins, attacks by hackers, computer viruses, malware, worms, router disruption, sabotage or espionage, ransomware attacks, supply chain attacks, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), employee error and misconduct, impersonation of authorized users and coordinated denial-of-service attacks. For example, in the past we have experienced cyber security incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. We expect cybersecurity incidents to continue to occur in the future.
The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment that is increasingly hostile to information security. This environment demands that we regularly improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow have not and may not prevent the improper disclosure of such information. Our efforts and the costs incurred to bolster our security against attacks cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements, qualified consultants and could potentially damage currently existing client relationships.
Data security, data privacy and data protection laws, such as the European Union General Data Protection Regulation (“GDPR”), and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services, increase our costs and adversely affect our business.
We are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect client, colleague, supplier and company data, such as the GDPR, which requires companies to meet stringent requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the enhanced obligations imposed by the GDPR has resulted and may continue to result in additional costs to our business and has required and may further require us to amend certain of our business practices. Failure to meet the GDPR requirements could result in significant penalties, including fines up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations.
Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Some U.S. states, including California and Virginia, have also enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, such as the California Consumer Privacy Act, California Privacy Rights Act and Virginia Consumer Data Protection Act. New privacy laws in Colorado will take effect in calendar year 2023, and we expect that other states will continue to adopt legislation in this area.

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
We have completed several strategic acquisitions of businesses in the last several years, including our acquisition of The Lucas Group and Patina Solutions Group, Inc. in fiscal 2022 and Infinity Consulting Solutions and Salo LLC in fiscal 2023. Targeted acquisitions have been and continue to be part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on the extent to which acquisition opportunities become available; our success in bidding for the opportunities that do become available; negotiating terms that we believe are reasonable; and regulatory approval, if required.
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
All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2023, goodwill and purchased intangibles accounted for approximately 25% and 3%, respectively, of our total assets. We review goodwill and intangible assets annually (or more frequently, if impairment indicators arise) for impairment. Future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.
Goodwill is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized, it is reviewed for impairment at least annually or more frequently, if impairment indicators are present. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience unexpected, significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future and therefore impact the value of assets we hold, or otherwise significantly adversely affect our business, which could limit our financial flexibility and liquidity.
Risks Related to Global Operations
We are a cyclical company whose performance is tied to local and global economic conditions.
Demand for our services is affected by global economic conditions, including recessions, inflation, interest rates, tax rates and economic uncertainty, and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, and under these conditions, companies have cut back on human resource initiatives, all of which negatively affects our financial condition and results of operations. We also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, when the national or global economy or credit market conditions in general deteriorate, the unemployment rate increases or any changes occur in U.S. trade policy (including any increases in tariffs that result in a trade war), such uncertainty or changes put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients experience reduced access to credit and lower revenues, resulting in their inability to meet their payment obligations to us.
We face risks associated with social and political instability, legal requirements and economic conditions in our international operations.
We operate in 53 countries and, during the year ended April 30, 2023, generated 45% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:
▪changes in and compliance with applicable laws and regulatory requirements, including U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act, as well as the fact that many countries have legal systems, local laws and trade practices that are unsettled and evolving, and/or commercial laws that are vague and/or inconsistently applied;
▪difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;
▪difficulties in building and maintaining a competitive presence in existing and new markets;
▪social, economic and political instability, including the repercussions of the ongoing conflict between Russia and Ukraine and the cessation of our business in Russia;
▪differences in cultures and business practices;
▪statutory equity requirements;
▪differences in accounting and reporting requirements;
▪repatriation controls;
▪differences in labor and market conditions;
▪potential adverse tax consequences;
▪multiple regulations concerning immigration, pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws; and

▪the introduction of greater uncertainty with respect to trade policies, tariffs, disputes or disruptions, the termination or suspension of treaties, boycotts and government regulation affecting trade between the U.S. and other countries.
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
Changes in our accounting estimates and assumptions and other financial reporting standards could negatively affect our financial position and results of operations.
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
We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in tax laws. The amount of our income taxes and other taxes are subject to audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from estimated amounts recorded, future financial results may include unfavorable tax adjustments.
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
Our future success depends in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business subjects us to a number of risks, including:
▪diversion of management attention;
▪amortization of intangible assets, adversely affecting our reported results of operations;
▪inability to retain and/or integrate the management, key personnel and other employees of the acquired business;
▪inability to properly integrate businesses resulting in operating inefficiencies;

▪inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;
▪inability to retain the acquired company’s clients;
▪exposure to legal claims for activities of the acquired business prior to acquisition; and
▪incurrence of additional expenses in connection with the integration process.
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
We face various risks related to health epidemics, pandemics, and similar outbreaks that negatively impact our operations and financial performance and those of the clients we serve. The ultimate magnitude of any future pandemics or similar outbreaks depends on numerous factors, the full extent of which we may not be capable of predicting.
Our business and financial results have been, and could be in the future, adversely affected by health epidemics, pandemics, and similar outbreaks. Pandemics can cause a global slowdown in economic activity, a decrease in demand for a broad variety of goods and services, disruptions in global supply chains, and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of a pandemic and its economic consequences are uncertain and vary by region, its full impact on our operations and financial performance is uncertain and difficult to predict. Further, a pandemic’s ultimate impact depends in part on many factors not within our control, including (1) restrictive governmental and business actions (including travel restrictions, vaccine mandates, testing requirements, and other workforce limitations), (2) economic stimulus, funding and relief programs and other governmental economic responses, (3) the effectiveness of governmental actions, (4) economic uncertainty in key global markets and financial market volatility, (5) levels of economic contraction or growth, (6) the impact of the pandemic on health and safety and (7) the availability and effectiveness of vaccines and booster shots.
In addition, pandemics can subject our operations and financial performance to a number of risks, including operational challenges, such as heightened attention to employee health and safety, workplace disruptions or shutdowns, cybersecurity risks, supplier disruptions or delays, and travel restrictions, as well as client-related risks, as clients may experience similar disruptions, fluctuations, and restrictions that may impact our ability to provide products and services to our clients (or for clients to pay for such products and services) and may reduce demand for our products and services.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate office is in Los Angeles, California. We lease our corporate office as well as an additional 107 offices through which we conduct business that are located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2023, we leased an aggregate of approximately 1.1 million square feet of office space. The leases generally have remaining terms of 1 to 9 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.
Item 3. Legal Proceedings
From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers

Name	Age as of April 30, 2023	Position
Gary D. Burnison	62	President and Chief Executive Officer
Robert P. Rozek	62	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	62	Chief Executive Officer, Consulting
Byrne Mulrooney	62	Chief Executive Officer, RPO & Digital
Michael Distefano	53	Chief Executive Officer, Professional Search & Interim
Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.
Gary D. Burnison has been President and Chief Executive Officer of the Company since July 2007. He was the Executive Vice President and Chief Financial Officer of the Company from March 2002 until June 30, 2007, and Chief Operating Officer from October 2003 until June 30, 2007. Prior to joining Korn Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, Inc., the principal operating subsidiary of Jefferies Group, Inc. from 1995 to 1999. Earlier, Mr. Burnison was a Partner at KPMG Peat Marwick. Mr. Burnison earned a bachelor’s degree in business administration from the University of Southern California.
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
Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of RPO & Professional Search and in March 2017 also became the Chief Executive Officer of Digital. He is now the Chief Executive Officer of RPO and Digital. Prior to joining Korn Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third-party logistics company, from 2007 to 2010. Prior to that, he led Spherion’s workforce solutions business in North America, which provides workforce solutions in professional services and general staffing, including recruitment process outsourcing and managed services, from 2003 to 2007. Mr. Mulrooney held executive positions for almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

Michael Distefano has been the Chief Executive Officer of Professional Search & Interim and President of Search Innovation and Delivery Team since December 2020. Mr. Distefano joined the Company over 20 years ago in March of 2001 and served in various capacities since that time, including President of Korn Ferry Asia Pacific from May 2018 until April 2021 and prior to that as the Chief Marketing Officer from 2007 to 2021 and President of the Korn Ferry Institute. Prior to Korn Ferry, Mr. Distefano held leadership positions at GetSmart.com and Benefits Consulting, Inc. Mr. Distefano is a graduate of Bloomsburg University of Pennsylvania.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol KFY. On June 22, 2023, there were approximately 38,078 stockholders of record of the Company’s common stock.
Performance Graph
We have presented below a graph comparing the cumulative total stockholder return of the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) the company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2018 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.
Our peer group is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in professional services. The peer group is comprised of the following 11 companies: ASGN Inc. (ASGN), Cushman & Wakefield Plc. (CWK), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Jones Lang Lasalle Inc. (JLL), ManpowerGroup Inc. (MAN), PageGroup Plc. (MPGPF) and Robert Half International Inc. (RHI). We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, with significant global exposure that mirrors our global footprint and therefore provides a meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (*)
Among Korn Ferry, the S&P 500 Index, and a Peer Group
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
_______________________________
(*)$100 invested on April 30, 2018 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2023.
Capital Allocation Approach
The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive M&A transactions that are expected to earn a return superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below under “Dividends” and in more detail in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our indebtedness, as well as using excess cash to repay the Notes. See Note 11— Long Term Debt for a description of the Amended Credit Agreement and indenture governing the Notes.
Dividends
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors of the Company approved an increase of 20% in our quarterly dividend, which increased the quarterly dividend to $0.18 per share.
The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may, however, amend, revoke or suspend the dividend policy at any time and for any reason.
Stock Repurchase Program
On June 21, 2022, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $300 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $93.9 million, $98.8 million and $30.4 million of the Company’s common stock during fiscal 2023, 2022 and 2021, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)
February 1, 2023 - February 28, 2023	95,000	$56.35	95,000	$243.3 million
March 1, 2023 - March 31, 2023	76,699	$53.09	75,000	$239.3 million
April 1, 2023 - April 30, 2023	85,000	$48.12	85,000	$235.2 million
Total	256,699	$52.65	255,000
_______________________________
(1)Represents withholding of 1,699 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company's discretion. The share repurchase program has no expiration date. We repurchased approximately $13.4 million of the Company's common stock under the program during the fourth quarter of fiscal 2023.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our restructuring plans and business strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Infinity Consulting Solutions ("ICS") and Salo LLC ("Salo"), resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
We are pursuing a strategy to help Korn Ferry focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of our past and give us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy business, giving our consultants more frequent and expanded opportunities to engage with clients.
Our eight reportable segments operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. We enable this work with a comprehensive set of Digital Performance Management Tools, based on some of our world’s leading lP and data. The Consulting teams employ an integrated approach across core solutions, each one intended to strengthen our work and thinking in the next, to help clients execute their strategy in a digitally enabled world.

2.Digital develops technology-enabled Performance Management Tools that empower our clients. Our digital products give clients direct access to our proprietary data, client data and analytics to deliver clear insights with the training tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then builds appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa ("EMEA"), Executive Search Asia Pacific ("APAC"), and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for professional level middle and upper management. We help clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors.
5.Recruitment Process Outsourcing ("RPO") offers scalable recruitment outsourcing solutions leveraging customized technology and talent insights. Our scalable solutions, built on science and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Professional Search & Interim and RPO were formerly referred to, and reported together, as Korn Ferry RPO & Professional Search (“RPO & Professional Search”). We have recently acquired companies that have added critical mass to our Professional Search and Interim operations. These acquisitions provided us the opportunity to reassess how we managed our RPO & Professional Search segment. Therefore, beginning in fiscal 2023, we separated RPO & Professional Search into two segments to align with the Company’s strategy and the decisions of the Company’s chief operating decision maker, who began to regularly make separate resource allocation decisions and assess performance separately between our Professional Search & Interim business and RPO business.
Highlights of our performance in fiscal 2023 include:
▪Approximately 78% of the executive searches we performed in fiscal 2023 were for board level, chief executive and other senior executive and general management positions. Our more than 4,000 search engagement clients in fiscal 2023 included many of the world’s largest and most prestigious public and private companies.
▪We have built strong client loyalty, with nearly 80% of the assignments performed during fiscal 2023 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
▪Approximately 80% of our revenues were generated from clients that have utilized multiple lines of our business.
▪In fiscal 2023, we acquired ICS, a provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and human resources. We also recently acquired Salo, a leading provider of finance, accounting and human resources ("HR") interim talent.
Performance Highlights
On August 1, 2022, we completed the acquisition of ICS for $99.3 million, net of cash acquired. ICS is a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and HR.
On February 1, 2023, we completed the acquisition of Salo for $155.4 million, net of cash acquired. Salo is a leading provider of finance, accounting and HR interim talent, with a strong focus on serving organizations in healthcare, among other industries.
The above acquisitions echo the commitment to scale our solutions, further increase the focus at the intersection of talent and strategy-wherever and however the needs of organizations evolve-and present real, tangible opportunity for us and our clients looking for the right talent, who are highly agile, with specialized skills and expertise, to help them drive superior performance, including on an interim basis. We believe the addition of these acquisitions to our broader talent acquisition portfolio–spanning Executive Search, RPO, Professional Search and Interim services–has accelerated our ability to capture additional shares of this significant market. All of the acquisitions in fiscal 2023 are included in the Professional Search & Interim segment.
In light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company initiated a plan (the “Plan”) intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there was excess capacity. The Plan resulted in the reduction of the Company's annualized cost base by approximately $45.0 million to $55.0 million (after taking into account new hires in connection with the rebalancing of the Company's workforce). The Plan consisted of severance and related employee benefits payments and lease termination costs. In fiscal 2023, the Company recorded $42.6 million in restructuring charges, net, and $5.5 million and $4.4 million in impairment of right-of-use asset and fixed assets, respectively, as a result of implementing the Plan.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For fiscal 2023, Adjusted EBITDA excluded $42.6 million of restructuring charges, net, $14.9 million of integration/acquisition costs, $5.5 million impairment of right-of-use assets and $4.4 million impairment of fixed assets. For fiscal 2022, Adjusted EBITDA excluded $7.9 million of integration/acquisition costs, $7.4 million impairment of right-of-use assets and $1.9 million impairment of fixed assets. For fiscal 2021, Adjusted EBITDA excluded $30.7 million of restructuring charges, net and $0.7 million of integration/acquisition costs.
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
Fee revenue was $2,835.4 million during fiscal 2023, an increase of $208.7 million, or 8%, compared to $2,626.7 million in fiscal 2022, with increases in fee revenue in all lines of business with the exception of Executive Search. Professional Search & Interim had the largest increase in fee revenue when compared to fiscal 2022. The acquisition of companies in the Professional Search & Interim segment was a significant factor in the year-over-year increase in fee revenue. Exchange rates unfavorably impacted fee revenue by $96.8 million, or 4%, during fiscal 2023 compared to fiscal 2022. Net income attributable to Korn Ferry decreased by $116.9 million during fiscal 2023 to $209.5 million from $326.4 million in fiscal 2022. Adjusted EBITDA was $457.3 million, a decrease of $81.6 million during fiscal 2023, from Adjusted EBITDA of $538.9 million in fiscal 2022. During fiscal 2023, the Executive Search, Professional Search & Interim, Consulting, Digital, and RPO lines of business contributed Adjusted EBITDA of $205.8 million, $110.9 million, $108.5 million, $97.5 million and $52.6 million, respectively, offset by Corporate expenses net of other income of $118.0 million.
Our cash, cash equivalents and marketable securities decreased by $143.2 million to $1,067.9 million at April 30, 2023, compared to $1,211.1 million at April 30, 2022. This decrease was mainly due to the acquisitions of ICS and Salo, retention payments, capital expenditures, stock repurchases and dividends paid to stockholders during fiscal 2023. As of April 30, 2023, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $187.0 million and a fair value of $187.8 million. Our vested obligations for which these assets were held in trust totaled $172.2 million as of April 30, 2023 and our unvested obligations totaled $21.9 million.
Our working capital decreased by $113.3 million to $662.4 million in fiscal 2023, as compared to $775.7 million at April 30, 2022. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of our debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $1,145.4 million available under the Credit Facilities (defined in Liquidity and Capital Resources) and a total of $645.3 million available under the previous credit facilities after $4.6 million and $4.7 million of standby letters of credit issued as of April 30, 2023 and 2022, respectively. Of the amount available under the Credit Facilities, $500.0 million is under the Delayed Draw Facility that expired on June 24, 2023 and is no longer available as a source of liquidity. We had a total of $11.5 million and $10.0 million of standby letters of credits with other financial institutions as of April 30, 2023 and 2022, respectively.
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
Revenue Recognition. Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis, interim services and RPO, either stand-alone or as part of a solution.
Revenue is recognized when control of the goods and services is transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification (“ASC”) 606 ("ASC 606"), Revenue from Contracts with Customers: 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.
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
Fee revenue from executive and professional search activities is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when we are legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period. In addition to talent acquisition for permanent placement roles, the Professional Search & Interim segment also offers recruitment services for interim roles. Interim roles are short term in duration, generally less than 12 months. Generally, each interim role is a separate performance obligation. We recognize fee revenue over the duration that the interim resources’ services are provided which also aligns to the contracted invoicing plan and enforceable right to payment.
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
Annual Performance-Related Bonuses. Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by Executive Search and Professional Search consultants and revenue and other performance/profitability metrics for Consulting, Digital, Interim and RPO consultants), the level of engagements referred by a consultant in one line of business to a different line of business, our performance, including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals and the current economic landscape. Accordingly, each quarter we reevaluate the assumptions used to estimate annual performance-related bonus liability and adjust the carrying amount of the liability recorded on the consolidated balance sheets and report any changes in the estimate in current operations. Because annual performance-based bonuses are communicated and paid only after we report our full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined.

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
We perform an annual impairment test each year as of January 31, or more frequently if impairment indicators arise. The qualitative test performed as of January 31, 2023 did not indicate any impairment, and therefore there was no need to perform a quantitative test. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, there were no indicators of impairments that required us to perform a quantitative test and as a result, no impairment charge was recognized. There was no indication of potential impairment through April 30, 2023 that would have required further testing.
Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:
▪A prolonged downturn in the business environment in which the reporting units operate including a longer than anticipated public health crisis;
▪An economic climate that significantly differs from our future profitability assumptions in timing or degree;
▪The deterioration of the labor markets;
▪Volatility in equity and debt markets;
▪Competition and disruption in our core business; and
▪Technological advances such as artificial intelligence that impact labor markets and can diminish the value of our IP.

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2023	2022	2021
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.0	0.6	0.5
Total revenue	101.0	100.6	100.5
Compensation and benefits	67.1	66.3	71.7
General and administrative expenses	9.5	9.0	10.6
Reimbursed expenses	1.0	0.6	0.5
Cost of services	8.4	4.4	4.0
Depreciation and amortization	2.4	2.4	3.4
Restructuring charges, net	1.5	—	1.7
Operating income	11.2	17.9	8.6
Net income	7.5%	12.6%	6.4%
Net income attributable to Korn Ferry	7.4%	12.4%	6.3%
The operating results for fiscal 2022 and 2021 have been revised to conform to the new segment reporting.
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2023		2022		2021
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$677,001	23.9%	$650,204	24.8%	$515,844	28.5%
Digital	354,651	12.5	349,025	13.3	287,306	15.9
Executive Search:
North America	562,139	19.8	605,704	23.1	397,275	21.9
EMEA	187,014	6.6	182,192	6.9	138,954	7.7
Asia Pacific	95,598	3.4	118,596	4.5	83,306	4.6
Latin America	31,047	1.1	29,069	1.1	17,500	1.0
Total Executive Search	875,798	30.9	935,561	35.6	637,035	35.2
Professional Search & Interim	503,395	17.7	297,096	11.3	130,831	7.2
RPO	424,563	15.0	394,832	15.0	239,031	13.2
Total fee revenue	2,835,408	100.0%	2,626,718	100.0%	1,810,047	100.0%
Reimbursed out-of-pocket engagement expense	28,428		16,737		9,899
Total revenue	$2,863,836		$2,643,455		$1,819,946
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

	Year Ended April 30,
	2023	2022	2021

	Consolidated
	(in thousands)
Fee revenue	$2,835,408	$2,626,718	$1,810,047
Total revenue	$2,863,836	$2,643,455	$1,819,946

Net income attributable to Korn Ferry	$209,529	$326,360	$114,454
Net income attributable to noncontrolling interest	3,525	4,485	1,108
Other (income) loss, net	(5,261)	11,880	(37,194)
Interest expense, net	25,864	25,293	29,278
Income tax provision	82,683	102,056	48,138
Operating income	316,340	470,074	155,784
Depreciation and amortization	68,335	63,521	61,845
Other income (loss), net	5,261	(11,880)	37,194
Integration/acquisition costs	14,922	7,906	737
Impairment of fixed assets	4,375	1,915	—
Impairment of right of use assets	5,471	7,392	—
Restructuring charges, net	42,573	—	30,732
Adjusted EBITDA	$457,277	$538,928	$286,292
Adjusted EBITDA margin	16.1%	20.5%	15.8%

	Year Ended April 30, 2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$677,001	$686,979	$108,502	16.0%
Digital	354,651	354,967	97,458	27.5%
Executive Search:
North America	562,139	568,212	140,850	25.1%
EMEA	187,014	188,114	31,380	16.8%
Asia Pacific	95,598	95,956	24,222	25.3%
Latin America	31,047	31,054	9,370	30.2%
Total Executive Search	875,798	883,336	205,822	23.5%
Professional Search & Interim	503,395	507,058	110,879	22.0%
RPO	424,563	431,496	52,588	12.4%
Corporate	—	—	(117,972)
Consolidated	$2,835,408	$2,863,836	$457,277	16.1%

	Year Ended April 30, 2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$650,204	$654,199	$116,108	17.9%
Digital	349,025	349,437	110,050	31.5%
Executive Search:
North America	605,704	609,258	181,615	30.0%
EMEA	182,192	182,866	31,804	17.5%
Asia Pacific	118,596	118,705	35,105	29.6%
Latin America	29,069	29,079	9,089	31.3%
Total Executive Search	935,561	939,908	257,613	27.5%
Professional Search & Interim	297,096	297,974	106,015	35.7%
RPO	394,832	401,937	59,126	15.0%
Corporate	—	—	(109,984)
Consolidated	$2,626,718	$2,643,455	$538,928	20.5%

	Year Ended April 30, 2021
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$515,844	$517,046	$81,522	15.8%
Digital	287,306	287,780	86,095	30.0%
Executive Search:
North America	397,275	399,104	98,099	24.7%
EMEA	138,954	139,213	11,742	8.5%
Asia Pacific	83,306	83,463	16,676	20.0%
Latin America	17,500	17,500	1,289	7.4%
Total Executive Search	637,035	639,280	127,806	20.1%
Professional Search & Interim	130,831	131,080	36,934	28.2%
RPO	239,031	244,760	32,477	13.6%
Corporate	—	—	(78,542)
Consolidated	$1,810,047	$1,819,946	$286,292	15.8%
Fiscal 2023 Compared to Fiscal 2022
Fee Revenue
Fee Revenue. Fee revenue increased by $208.7 million, or 8.0%, to $2,835.4 million in fiscal 2023 compared to $2,626.7 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $96.8 million, or 4%, in fiscal 2023 compared to fiscal 2022. Fee revenue increased in all lines of business except in Executive Search which saw a decline in fee revenue compared to fiscal 2022 primarily due to a decline in demand for our products and services caused by the slowdown in the global economy. The acquisitions of The Lucas Group, Patina Solutions Group ("Patina"), ICS and Salo (the "Acquired Companies") were a significant factor in the increase in fee revenue compared to fiscal 2022.
Consulting. Consulting reported fee revenue of $677.0 million in fiscal 2023, an increase of $26.8 million, or 4%, compared to $650.2 million in fiscal 2022. The increase in fee revenue was mainly driven by an increase in demand for workforce transformation, organization design, and senior leadership development delivered through our Organization Strategy, Leadership Development, Total Rewards and Assessment & Succession solutions, as clients aligned their structures to new market opportunities and addressed compensation and retention issues. Exchange rates unfavorably impacted fee revenue by $27.8 million, or 4%, compared to fiscal 2022.
Digital. Digital reported fee revenue of $354.7 million in fiscal 2023, an increase of $5.7 million, or 2%, compared to $349.0 million in fiscal 2022. The increase in fee revenue was primarily driven by increasing demand for Development offerings as companies invest in sales effectiveness tools and training content to build their commercial teams' capabilities to maximize revenue growth, as well as in analytics on Total Rewards trends used to aid in retention and staffing decisions. Exchange rates unfavorably impacted fee revenue by $18.8 million, or 5%, compared to fiscal 2022.
Executive Search North America. Executive Search North America reported fee revenue of $562.1 million in fiscal 2023, a decrease of $43.6 million, or 7%, compared to $605.7 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $2.2 million in fiscal 2023 compared to fiscal 2022. North America’s fee revenue decreased due to a 14% decrease in the number of engagements billed, partially offset by an 8% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2023 compared to fiscal 2022.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $187.0 million in fiscal 2023, an increase of $4.8 million, or 3%, compared to $182.2 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $15.6 million, or 9%, in fiscal 2023 compared to fiscal 2022. The increase in fee revenue was primarily due to a 10% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 2% increase in the number of engagements billed in fiscal 2023 compared to fiscal 2022. The performance in the United Arab Emirates, Switzerland, Denmark, Netherlands and Germany were the primary contributors to the increase in fee revenue in fiscal 2023 compared to fiscal 2022, partially offset by a decrease in fee revenue in France, Russia and Italy.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $95.6 million in fiscal 2023, a decrease of $23.0 million, or 19%, compared to $118.6 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $7.9 million, or 7%, in fiscal 2023 compared to fiscal 2022. The decrease in fee revenue was due to a 16% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2023 compared to fiscal 2022. The performance in China, Japan, Australia, India and Korea were the primary contributors to the decrease in fee revenue in fiscal 2023 compared to fiscal 2022, partially offset by an increase in fee revenue in Malaysia.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $31.0 million in fiscal 2023, an increase of $1.9 million, or 7%, compared to $29.1 million in fiscal 2022. Exchange rates were relatively flat in fiscal 2023 compared to fiscal 2022. The increase in fee revenue was due to a 9% increase in the weighted-average fees billed per engagement (calculated using local currency), partially offset by a decrease of 2% in the number of engagements billed in fiscal 2023 compared to fiscal 2022. The performance in Mexico and Brazil were the primary contributors to the increase in fee revenue in fiscal 2023 compared to fiscal 2022, partially offset by a decrease in fee revenue in Colombia.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $503.4 million in fiscal 2023, an increase of $206.3 million, or 69%, compared to $297.1 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $7.4 million, or 2%, in fiscal 2023 compared to fiscal 2022. The increase in fee revenue was driven by an increase in both interim and professional search fee revenue of $188.1 million and $18.2 million, respectively, which was primarily due to the acquisitions of the Acquired Companies.
RPO. RPO reported fee revenue of $424.6 million in fiscal 2023, an increase of $29.8 million, or 8%, compared to $394.8 million in fiscal 2022. Exchange rates unfavorably impacted fee revenue by $17.1 million, or 4%, in fiscal 2023 compared to fiscal 2022. The increase in fee revenue was due to wider adoption of RPO services in the market in combination with our differentiated solutions.
Compensation and Benefits
Compensation and benefits expense increased by $159.7 million, or 9%, to $1,901.2 million in fiscal 2023 from $1,741.5 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $53.6 million, or 3%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $147.7 million and employer insurance of $15.3 million. These increases were due to the increase in fee revenue overall which resulted in an increase in average headcount of 15% in fiscal 2023 compared to fiscal 2022, and wage inflation. Also contributing to higher compensation and benefits expense were increases in commission expense of $20.2 million due to higher fee revenue, $18.7 million more in deferred compensation expenses as a result of increases in the fair value of participants’ accounts in fiscal 2023 compared to fiscal 2022 and higher integration/acquisition costs of $6.4 million. This increase was partially offset by decreases in performance-related bonus expense of $38.2 million and $8.9 million in amortization of long-term incentive awards. Compensation and benefits expense, as a percentage of fee revenue, increased to 67% in fiscal 2023 from 66% in fiscal 2022.
Consulting compensation and benefits expense increased by $27.6 million, or 6%, to $478.5 million in fiscal 2023 from $450.9 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $16.5 million, or 4%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $22.2 million and employer insurance of $2.5 million. These increases were due to the segment's revenue growth coupled which resulted in an increase in average headcount of 7% in fiscal 2023 compared to fiscal 2022, and wage inflation. Also contributing to higher compensation and benefits expense was an increase in deferred compensation expense of $2.6 million in fiscal 2023 compared to fiscal 2022. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 71% in fiscal 2023 from 69% in fiscal 2022.
Digital compensation and benefits expense increased by $11.3 million, or 6%, to $189.1 million in fiscal 2023 from $177.8 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $7.5 million, or 4%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $13.8 million due to a 9% increase in average headcount in fiscal 2023 compared to fiscal 2022 and wage inflation. The increase was partially offset by a decrease in performance-related bonus expense of $3.0 million. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 53% in fiscal 2023 from 51% in fiscal 2022.
Executive Search North America compensation and benefits expense increased by $9.0 million, or 2%, to $386.1 million in fiscal 2023 compared to $377.1 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $1.0 million in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $12.4 million and an increase in employer insurance of $1.6 million. These increases were due to an increase in average headcount of 10% in fiscal 2023 compared to fiscal 2022 and wage inflation. Also contributing to the increase in compensation and benefits expense was an increase in deferred compensation expense of $12.4 million due to an increase in the fair market value of participants' accounts in fiscal 2023 compared to fiscal 2022. The increase was partially offset by lower performance-related bonus expense of $12.4 million as a result of lower fee revenue and a decrease in the amortization of long-term incentive awards of $4.9 million. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 69% in fiscal 2023 from 62% in fiscal 2022.
Executive Search EMEA compensation and benefits expense increased by $7.4 million, or 6%, to $140.5 million in fiscal 2023 compared to $133.1 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $8.2 million, or 6%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to higher performance-related bonus expense of $4.5 million, salaries and related payroll taxes of $2.5 million and amortization of long-term incentive awards of $1.1 million in fiscal 2023 compared to fiscal 2022. These increases were due to the Executive search EMEA segment's revenue growth combined with an increase in average headcount of 11% in fiscal 2023 compared to fiscal 2022. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 75% in fiscal 2023 from 73% in fiscal 2022.
Executive Search Asia Pacific compensation and benefits expense decreased by $10.4 million, or 14%, to $61.9 million in fiscal 2023 compared to $72.3 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $4.3 million, or 6%, in fiscal 2023 compared to fiscal 2022. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $8.3 million in fiscal 2023 compared to fiscal 2022 due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 65% in fiscal 2023 from 61% in fiscal 2022.
Executive Search Latin America compensation and benefits expense increased by $2.0 million, or 11%, to $20.4 million in fiscal 2023 compared to $18.4 million in fiscal 2022. Exchange rates unfavorably impacted compensation and benefits by $0.1 million, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes as a result of the segment’s fee revenue growth with an increase in average headcount of 8% in fiscal 2023 compared to fiscal 2022. Executive Search Latin America compensation and benefits expense, as percentage of fee revenue, increased to 66% in fiscal 2023 from 63% in fiscal 2022.
Professional Search & Interim compensation and benefits expense increased by $74.5 million, or 50%, to $223.3 million in fiscal 2023 compared to $148.8 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $2.9 million, or 2%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $52.0 million, commission expense of $18.0 million, employee insurance of $3.9 million and integration/acquisition costs of $6.4 million due to the acquisitions of the Acquired Companies, which resulted in a 55% increase in the average headcount in fiscal 2023 compared to fiscal 2022. This increase was partially offset by a decrease of $8.0 million in performance-related bonus expense. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 44% in fiscal 2023 from 50% in fiscal 2022.
RPO compensation and benefits expense increased by $35.8 million, or 12%, to $339.0 million in fiscal 2023 from $303.2 million in fiscal 2022. Exchange rates favorably impacted compensation and benefits by $13.1 million, or 4%, in fiscal 2023 compared to fiscal 2022. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $42.1 million and employer insurance of $6.1 million as a result of the segment's fee revenue growth combined with an increase in average headcount of 18% in fiscal 2023 compared to fiscal 2022. Also contributing to the higher compensation and benefits expense was the increase in severance expense of $3.2 million. This increase was partially offset by decreases in performance-related bonus expense of $12.6 million and in the use of outside contractors of $5.4 million. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 80% in fiscal 2023 from 77% in fiscal 2022.
Corporate compensation and benefits expense increased by $2.7 million, or 5%, to $62.4 million in fiscal 2023 from $59.7 million in fiscal 2022. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes of $4.5 million due to an increase in average headcount of 13% in fiscal 2023 compared to fiscal 2022, and to a lesser extent to an increase in stock-based compensation expense of $2.3 million and the use of outside contractors of $1.3 million. Also contributing to the increase in compensation and benefits expense was an increase in deferred compensation expense of $1.1 million due to increases in the fair value of participants' accounts. The increase was partially offset by an increase in the cash surrender value ("CSV") of company-owned life insurance ("COLI") of $4.8 million as a result of increased death benefits, and a decrease in the amortization of long-term incentive awards of $1.2 million in fiscal 2023 compared to fiscal 2022.
General and Administrative Expenses
General and administrative expenses increased by $31.2 million, or 13%, to $268.5 million in fiscal 2023 compared to $237.3 million in fiscal 2022. Exchange rates favorably impacted general and administrative expenses by $12.5 million, or 5%, in fiscal 2023 compared to fiscal 2022. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $15.9 million and an increase in computer software licenses expense of $9.0 million, which contributed to the increase in fee revenue in fiscal 2023 compared to fiscal 2022, as well as an increase in legal and other professional fees of $6.7 million. General and administrative expenses, as a percentage of fee revenue, was 9% in both fiscal 2023 and fiscal 2022.
Consulting general and administrative expenses increased by $6.4 million, or 12%, to $57.9 million in fiscal 2023 compared to $51.5 million in fiscal 2022. The increase in general and administrative expenses was primarily due to increases in impairment charges of $3.1 million associated with the reduction of the Company’s real estate footprint and marketing and business development expenses of $2.1 million related to fee revenue growth. Also contributing to the increase in general and administrative expenses was an increase in foreign exchange losses of $2.0 million in fiscal 2023 compared to fiscal 2022. Consulting general and administrative expenses, as a percentage of fee revenue, increased to 9% in fiscal 2023 from 8% in fiscal 2022.
Digital general and administrative expenses increased by $9.6 million, or 31%, to $40.6 million in fiscal 2023 compared to $31.0 million in fiscal 2022. The increase in general and administrative expenses was primarily due to higher computer software licenses expense of $3.2 million and an increase in marketing and business development expenses of $3.1 million. Also contributing to the increase in general and administrative expense was an increase in impairment charges of $1.7 million associated with the reduction of the Company's real estate footprint and an increase in foreign exchange losses of $1.5 million in fiscal 2023 compared to fiscal 2022. Digital general and administrative expenses, as a percentage of fee revenue, increased to 11% in fiscal 2023 from 9% in fiscal 2022.
Executive Search North America general and administrative expenses increased by $1.6 million, or 5%, to $32.4 million in fiscal 2023 from $30.8 million in fiscal 2022. The increase in general and administrative expenses was primarily due to an increase in marketing and business development expenses of $2.1 million, partially offset by foreign exchange gains of $0.2 million in fiscal 2023 compared to foreign exchange losses of $0.4 million in fiscal 2022. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 6% in fiscal 2023 from 5% in fiscal 2022.
Executive Search EMEA general and administrative expenses decreased by $3.3 million, or 18%, to $14.7 million in fiscal 2023 from $18.0 million in fiscal 2022. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $3.3 million due to impairment charges recorded in fiscal 2022 and as a result of the reduction of the Company's real estate footprint. Also contributing to the decrease is the impact of foreign currency with foreign currency gains of $0.3 million in fiscal 2023 compared to foreign exchange losses of $0.7 million in fiscal 2022. This decrease was partially offset by an increase in marketing and business development expense of $1.0 million related to fee revenue growth in fiscal 2023 compared to fiscal 2022. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, decreased to 8% in fiscal 2023 from 10% in fiscal 2022.
Executive Search Asia Pacific general and administrative expenses decreased by $1.3 million, or 12%, to $9.7 million in fiscal 2023 from $11.0 million in fiscal 2022. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense of $0.7 million and premise and office expense of $0.6 million in fiscal 2023 compared to fiscal 2022. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 10% in fiscal 2023 from 9% in fiscal 2022.
Executive Search Latin America general and administrative expenses increased by $0.5 million, or 56%, to $1.4 million in fiscal 2023 from $0.9 million in fiscal 2022. The increase in general and administrative expenses was primarily due to a gain recorded in fiscal 2022 due to the termination of a lease agreement in Mexico, thereby increasing premise and office expense by $1.7 million, partially offset by an increase in foreign exchange gains of $0.8 million in fiscal 2023 compared to fiscal 2022. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, increased to 4% in fiscal 2023 from 3% in fiscal 2022.
Professional Search & Interim general and administrative expenses increased by $10.1 million, or 50%, to $30.3 million in fiscal 2023 from $20.2 million in fiscal 2022. The increase in general and administrative expenses was primarily due to increases in bad debt expense of $5.4 million, marketing and business development expenses of $2.4 million, premise and office expense of $1.3 million and integration/acquisition costs of $0.8 million in fiscal 2023 compared to fiscal 2022. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 6% in fiscal 2023 from 7% in fiscal 2022.
RPO general and administrative expenses increased by $0.9 million, or 4%, to $21.3 million in fiscal 2023 from $20.4 million in fiscal 2022. The increase in general and administrative expenses was primarily due to increases in marketing and business development expenses of $1.0 million, legal and other professional fees of $0.4 million, as well as a foreign exchange losses of $1.2 million in fiscal 2023 as opposed to foreign exchange gains of $0.8 million in fiscal 2022. This increase was partially offset by a lower bad debt expense of $2.5 million in fiscal 2023 compared to fiscal 2022. RPO general and administrative expenses, as a percentage of fee revenue, was 5% in both fiscal 2023 and fiscal 2022.
Corporate general and administrative expenses increased by $6.6 million, or 12%, to $60.1 million in fiscal 2023 compared to $53.5 million in fiscal 2022. The increase in general and administrative expenses was primarily due to increases in legal and other professional fees of $3.9 million, marketing and business development expenses of $3.8 million, as well as premise and office expense of $2.7 million, partially offset by an increase in foreign exchange gains of $2.3 million in fiscal 2023 compared to fiscal 2022.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to the delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense was $238.5 million in fiscal 2023, an increase of $124.1 million, or 108%, compared to $114.4 million in fiscal 2022. Professional Search & Interim accounts for $122.9 million of the increase primarily due to the acquisitions of the Acquired Companies which, includes a significant amount of interim business as part of the services they perform which has higher cost of services expense compared to other services Korn Ferry provides. As the interim business becomes an increasing portion of our fee revenue, we expect cost of services expense to continue to increase in future periods. The rest of the increase was from the Consulting segment driven by the increase in fee revenue in the segment. Cost of services expense, as a percentage of fee revenue, increased to 8% in fiscal 2023 from 4% in fiscal 2022 due to the acquisition of the Acquired Companies.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $68.3 million in fiscal 2023, an increase of $4.8 million, or 8%, compared to $63.5 million in fiscal 2022. The increase was primarily due to the amortization of intangible assets due to the acquisition of the Acquired Companies.
Restructuring Charges, Net
In fiscal 2023, we implemented the Plan to realign our workforce with our business needs and objectives. As a result, we recorded restructuring charges, net of $42.6 million during fiscal 2023. There were no restructuring charges, net in fiscal 2022.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $116.9 million, to $209.5 million in fiscal 2023 compared to $326.4 million in fiscal 2022. The decrease in net income attributable to Korn Ferry was driven by increases in compensation and benefits expense, cost of services expense, general and administrative expenses, and restructuring charges, net in fiscal 2023 compared to fiscal 2022. This decrease was partially offset by an increase in fee revenue, lower income tax provision and an increase in other income (loss), net in fiscal 2023 compared to fiscal 2022. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 7% and 12% in fiscal 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA a decrease of $81.6 million to $457.3 million in fiscal 2023 compared to $538.9 million in fiscal 2022. The decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs and impairment charges), partially offset by increases in fee revenue and other income (loss), net in fiscal 2023 compared to fiscal 2022. Adjusted EBITDA, as a percentage of fee revenue, was 16% in fiscal 2023 compared to 21% in fiscal 2022. Adjusted EBITDA margin decreased primarily due to a change in fee revenue mix, with a decrease in fee revenue in Executive Search and Permanent Placement, which have higher margins, and being replaced with fee revenue in Interim that has lower margins, but is more resilient to economic factors and in line with our strategy
Consulting Adjusted EBITDA was $108.5 million in fiscal 2023, a decrease of $7.6 million, or 7%, compared to $116.1 million in fiscal 2022. The decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense, general and administrative expenses (excluding impairment charges), and cost of services expense, partially offset by an increase in fee revenue in fiscal 2023 compared to fiscal 2022. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% in fiscal 2023 compared to 18% in fiscal 2022.
Digital Adjusted EBITDA was $97.5 million in fiscal 2023, a decrease of $12.6 million, or 11%, compared to $110.1 million in fiscal 2022. The decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges), partially offset by an increase in fee revenue in fiscal 2023 compared to fiscal 2022. Digital Adjusted EBITDA, as a percentage of fee revenue, was 27% in fiscal 2023 compared to 32% in fiscal 2022.
Executive Search North America Adjusted EBITDA decreased by $40.7 million, or 22%, to $140.9 million in fiscal 2023 compared to $181.6 million in fiscal 2022. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment, coupled with increases in compensation and benefits expense and general and administrative expenses, partially offset by an increase in other income (loss), net in fiscal 2023 compared to fiscal 2022. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 25% in fiscal 2023 compared to 30% in fiscal 2022.
Executive Search EMEA Adjusted EBITDA decreased by $0.4 million, or 1%, to $31.4 million in fiscal 2023 compared to $31.8 million in fiscal 2022. The decrease in Adjusted EBITDA was driven by an increase in compensation and benefits expense, partially offset by higher fee revenue in the segment and a decrease in general and administrative expenses (excluding impairment charges). Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% in both fiscal 2023 and fiscal 2022.
Executive Search Asia Pacific Adjusted EBITDA decreased by $10.9 million, or 31%, to $24.2 million in fiscal 2023 compared to $35.1 million in fiscal 2022. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment, partially offset by decreases in the compensation and benefits expense and general and administrative expenses in fiscal 2023 compared to fiscal 2022. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 25% in fiscal 2023 compared to 30% in fiscal 2022.
Executive Search Latin America Adjusted EBITDA increased by $0.3 million, or 3%, to $9.4 million in fiscal 2023 compared to $9.1 million in fiscal 2022. The increase in Adjusted EBITDA was driven by higher fee revenue in the segment and an increase in other income (loss), net, partially offset by an increase in compensation and benefits expense in fiscal 2023 compared to fiscal 2022. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 30% in fiscal 2023 compared to 31% in fiscal 2022.
Professional Search & Interim Adjusted EBITDA was $110.9 million in fiscal 2023, an increase of $4.9 million, or 5%, compared to $106.0 million in fiscal 2022. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment as a result of the acquisition of the Acquired Companies, partially offset by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs) in fiscal 2023 compared to fiscal 2022. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 22% in fiscal 2023 compared to 36% in fiscal 2022.
RPO Adjusted EBITDA was $52.6 million in fiscal 2023, a decrease of $6.5 million, or 11%, compared to $59.1 million in fiscal 2022. The decrease in Adjusted EBITDA was mainly driven by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges), partially offset by higher fee revenue in the segment in fiscal 2023 compared to fiscal 2022. RPO Adjusted EBITDA, as a percentage of fee revenue, was 12% in fiscal 2023 compared to 15% in fiscal 2022.
Other Income (Loss), Net
Other income, net was $5.3 million in fiscal 2023 compared to other loss, net of $11.9 million in fiscal 2022. The difference was primarily due to gains from the fair value of our marketable securities in fiscal 2023 compared to losses in fiscal 2022.
Interest Expense, Net
Interest expense, net primarily relates to our Notes issued in December 2019, borrowings under our COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $25.9 million in fiscal 2023 compared to $25.3 million in fiscal 2022.
Income Tax Provision
The provision for income tax was $82.7 million in fiscal 2023 compared to $102.1 million in fiscal 2022. This reflects a 28% effective tax rate for fiscal 2023 compared to a 24% effective tax rate for fiscal 2022. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the higher effective tax rate in fiscal 2023 was affected by a tax expense recorded for withholding taxes that are not eligible for credit. The fiscal 2022 effective tax rate was lower due to a tax benefit recorded in connection with tax credits for eligible research and development expenditures incurred in fiscal 2022 and the four immediately preceding fiscal years.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest was $3.5 million and $4.5 million in fiscal 2023 and fiscal 2022, respectively.
Fiscal 2022 compared to Fiscal 2021
During fiscal 2023, the Company changed the composition of its global segments. The Professional Search & Interim segment and RPO segment were previously included in the RPO & Professional Search segment. Segment data for fiscal 2022 and 2021 have been recast to reflect the division of the RPO & Professional Search segment into the Professional Search & Interim and RPO segments.
Fee Revenue
Fee Revenue. Fee revenue increased by $816.7 million, or 45.1%, to $2,626.7 million in fiscal 2022 compared to $1,810.0 million in fiscal 2021. Exchange rates unfavorably impacted fee revenue by $2.8 million, in fiscal 2022 compared to fiscal 2021. The higher fee revenue was attributable to increases in all lines of business primarily due to an increase in new business driven by the increased relevance of the Company’s solutions and the acquisition of The Lucas Group that closed on November 1 2021 and Patina that closed on April 1, 2022 ("Acquired Companies in fiscal 2022") in the Professional Search & Interim segment. Further, the coronavirus pandemic ("COVID-19") adversely impacted demand for the Company’s services on a worldwide basis in fiscal 2021.
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
Professional Search & Interim. Professional Search & Interim reported fee revenue of $297.1 million in fiscal 2022, an increase of $166.3 million, or 127%, compared to $130.8 million in fiscal 2021. Exchange rates favorably impacted fee revenue by $0.3 million compared to fiscal 2021. The increase in Professional Search & Interim fee revenue was due to an 86% increase in engagements billed and a 21% increase in the weighted-average fees billed per engagement in fiscal 2022 compared to fiscal 2021. The increase in Professional Search fee revenue was also due to the acquisition of the Acquired Companies in fiscal 2022, which contributed $69.3 million and $4.1 million of fee revenue, respectively.
RPO. RPO reported fee revenue of $394.8 million in fiscal 2022, an increase of $155.8 million, or 65%, compared to $239.0 million in fiscal 2021. Exchange rates unfavorably impacted fee revenue by $0.1 million compared to fiscal 2021. The increase in fee revenue was due to the wider adoption of RPO services in the market.

Compensation and Benefits
Compensation and benefits expense increased $443.6 million, or 34% to $1,741.5 million in fiscal 2022 from $1,297.9 million in fiscal 2021. Exchange rates favorably impacted compensation and benefits by $0.3 million in fiscal 2022 compared to fiscal 2021. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $230.4 million, performance-related bonus expense of $160.3 million, amortization of long-term incentive awards of $16.4 million, employer insurance of $13.8 million and the use of outside contractors of $9.3 million. These increases were due to the increase in fee revenue combined with increases in overall profitability and average headcount. Also contributing to higher compensation and benefits expense was an increase in commission expense of $28.5 million due to the Acquired Companies in fiscal 2022, partially offset by a decrease in deferred compensation expenses of $30.7 million as a result of decreases in the fair value of participants’ accounts in fiscal 2022 compared to fiscal 2021. Compensation and benefits expense, as a percentage of fee revenue, decreased to 66% in fiscal 2022 from 72% in fiscal 2021.
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
Executive Search North America compensation and benefits expense increased by $77.6 million, or 26%, to $377.1 million in fiscal 2022 compared to $299.5 million in fiscal 2021. Exchange rates unfavorably impacted compensation and benefits by $0.7 million in fiscal 2022 compared to fiscal 2021. The increase was primarily due to increases in performance-related bonus expense of $82.6 million and salaries and related payroll taxes of $24.6 million due to the increase in fee revenue combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021. The increases in compensation and benefits expense was partially offset by a decrease in the amounts owed under certain deferred compensation and retirement plans of $35.4 million due to a decrease in the fair market value of the participants accounts in fiscal 2022 compared to fiscal 2021. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, decreased to 62% in fiscal 2022 from 75% in fiscal 2021.
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
Professional Search & Interim compensation and benefits expense increased by $63.0 million, or 73%, to $148.8 million in fiscal 2022 from $85.8 million in fiscal 2021. The impact of exchange rates was essentially flat in fiscal 2022 compared to fiscal 2021. The increase was due to higher salaries and related payroll taxes of $23.0 million, performance-related bonus of $14.7 million, employer insurance of $2.7 million and the use of outside contractors of $0.8 million due to the increase in fee revenue combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021. Also contributing to the increase in compensation and benefits was an increase in commission expenses of $22.7 million and integration and acquisition costs of $1.9 million driven by the acquisition of the Acquired Companies in fiscal 2022. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 50% in fiscal 2022 from 66% in fiscal 2021.
RPO compensation and benefits expense increased by $124.3 million, or $69%, to $303.2 million in fiscal 2022 from $178.9 million in fiscal 2021. The impact of exchange rates was essentially flat in fiscal 2022 compared to fiscal 2021. The increase was primarily due to higher salaries and related payroll taxes of $99.1 million, employer insurance of $5.7 million and the use of outside contractors of $4.2 million due to increases in revenue and average headcount in fiscal 2022 compared to fiscal 2021. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 77% in fiscal 2022 from 75% in fiscal 2021.
Corporate compensation and benefits expense increased by $16.5 million, or 38%, to $59.7 million in fiscal 2022 from $43.2 million in fiscal 2021. The increase of $7.2 million was due to the changes in CSV of the COLI contracts due to lower death benefits recognized in fiscal 2022 compared to fiscal 2021. Also contributing to the increase was higher salaries and related payroll taxes of $6.0 million and performance-related bonus expense of $4.2 million due to an increase in consolidated fee revenue, combined with increases in overall profitability and average headcount in fiscal 2022 compared to fiscal 2021.
General and Administrative Expenses
General and administrative expenses increased $45.5 million, or 24%, to $237.3 million in fiscal 2022 compared to $191.8 million in fiscal 2021. Exchange rates favorably impacted general and administrative expenses by $0.9 million in fiscal 2022 compared to fiscal 2021. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $14.0 million, which contributed to the increase in fee revenue and new business in fiscal 2022, as well as an increase in premise and office expense of $6.9 million, bad debt expense of $5.8 million and legal and other professional fees of $5.3 million. In addition, the Company recorded impairment charges associated with the reduction of the Company’s real estate footprint of $9.3 million and integration and acquisition costs of $6.0 million incurred with the acquisition of the Acquired Companies in fiscal 2022. General and administrative expenses, as a percentage of fee revenue, decreased to 9% in fiscal 2022 from 11% in fiscal 2021.
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
Professional Search & Interim general and administrative expenses increased by $12.2 million, or 153%, to $20.2 million in fiscal 2022 from $8.0 million in fiscal 2021. The increase in general and administrative expenses was primarily due to an increase in premise and office expense of $4.4 million, impairment charges associated with the reduction of the Company's real estate footprint of $2.3 million, higher bad debt expense of $2.1 million, and integration and acquisition costs of $1.8 million. Professional Search & Interim general and administrative expenses, as a percentage of revenue, was 7% in fiscal 2022 compared to 6% in fiscal 2021.

RPO general and administrative expenses increased by $3.6 million, or 21%, to $20.4 million in fiscal 2022 from $16.8 million in fiscal 2021. The increase was primarily due to higher bad debt expense of $1.6 million, and impairment charges associated with the reduction of the Company's real estate footprint of $1.6 million. RPO general administrative expenses, as a percentage of revenue, was 5% in fiscal 2022 compared to 7% in fiscal 2021.
Corporate general and administrative expenses increased by $18.0 million, or 51%, to $53.5 million in fiscal 2022 compared to $35.5 million in fiscal 2021. The increase in general and administrative expenses was primarily due to higher marketing expense of $7.2 million, integration and acquisition costs of $4.2 million due to the acquisition of the Acquired Companies in fiscal 2022, legal and other professional fees of $3.8 million and an increase of $1.5 million in charitable contributions in fiscal 2022 compared to fiscal 2021.
Cost of Services Expense
Cost of services expense consists primarily of contractor and product costs related to the delivery of various services and products, primarily in Professional Search & Interim, Consulting, Digital and RPO. Cost of services expense was $114.4 million in fiscal 2022 compared to $72.0 million in fiscal 2021. The increase was due to an increase in fee revenue and the acquisition of the Acquired Companies in fiscal 2022. Cost of services expense, as a percentage of fee revenue, was 4% in both fiscal 2022 and fiscal 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $63.5 million in fiscal 2022, an increase of $1.7 million, or 3%, compared to $61.8 million in fiscal 2021. The increase was primarily due to technology investments made in the current and prior year in software for our Digital business and the Acquired Companies in fiscal 2022 in the Professional Search & Interim segment.
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
Professional Search & Interim Adjusted EBITDA was $106.0 million in fiscal 2022, an increase of $69.1 million, or 187%, compared to $36.9 million in fiscal 2021. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding impairment charges and integration and acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 36% in fiscal 2022 compared to 28% in fiscal 2021.
RPO Adjusted EBITDA was $59.1 million in fiscal 2022, an increase of $26.6 million, or 82%, compared to $32.5 million in fiscal 2021. The increase in Adjusted EBITDA was mainly driven by higher fee revenue in the segment, partially offset by increases in compensation and benefits expense, cost of services expense and general and administrative expenses (excluding impairment charges). RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% in fiscal 2022 compared to 14% in fiscal 2021.
Other (Loss) Income, Net
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
Liquidity and Capital Resources
The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that are expected to earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Amended Credit Agreement (defined below) and Notes, as well as using excess cash to repay the Notes.

On February 1, 2023, we completed the acquisition of Salo for $155.4 million, net of cash acquired. Salo is a leading provider of finance, accounting and HR interim talent, with a strong focus on serving organizations in healthcare, among other industries.
On August 1, 2022, we completed the acquisition of ICS for $99.3 million, net of cash acquired. ICS contributes interim professional placement offerings and expertise that are highly relevant for the new world of work where more workplaces are hybrid or virtual. ICS is a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and HR.
We believe the above acquisitions echo the commitment to scale our solutions and further increase our focus at the intersection of talent and strategy-wherever and however the needs of organizations-evolve and present real, tangible opportunity for us and our clients looking for the right talent, who are highly agile, with specialized skills and expertise, to help them drive superior performance, including on an interim basis. The addition of these acquisitions to our broader talent acquisition portfolio–spanning Executive Search, RPO, Professional Search and Interim services–has accelerated our ability to capture additional shares of this significant market. Both acquisitions are included in the Professional Search & Interim segment.
On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of April 30, 2023, the fair value of the Notes was $381.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the "Revolver") and a $500 million delayed draw term loan facility with the delayed draw having an expiration date of June 23, 2023 (the "Delayed Draw Facility", and together with the Revolver, the "Credit Facilities"). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $1,145.4 million available under the Credit Facilities and had a total of $645.3 million available under the previous credit facilities after $4.6 million and $4.7 million of standby letters of credit have been issued as of April 30, 2023 and 2022, respectively. Of the amount available under the Credit Facilities, the $500.0 million Delayed Draw Facility expired on June 24, 2023 and is no longer available as a source of liquidity. The Company had a total of $11.5 million and $10.0 million of standby letters with other financial institutions as of April 30, 2023 and 2022, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $93.9 million and $98.8 million of the Company’s stock during fiscal 2023 and fiscal 2022, respectively. As of April 30, 2023, $235.2 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $1,067.9 million and $1,211.1 million as of April 30, 2023 and 2022, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $488.2 million and $605.4 million at April 30, 2023 and 2022, respectively. As of April 30, 2023 and 2022, we held $395.2 million and $416.7 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of April 30, 2023 and 2022, marketable securities of $223.9 million and $233.0 million, respectively, included equity securities of $187.8 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $8.7 million) and $168.7 million (net of gross unrealized gains of $10.7 million and gross unrealized losses of $6.1 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $176.1 million and $158.7 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $172.2 million and $160.8 million as of April 30, 2023 and 2022, respectively. Unvested obligations under the deferred compensation plans totaled $21.9 million and $24.0 million as of April 30, 2023 and 2022, respectively.
The net decrease in our working capital of $113.3 million as of April 30, 2023 compared to April 30, 2022 is primarily attributable to decreases in cash and cash equivalents. Cash and cash equivalents decreased primarily due to the acquisitions of ICS and Salo, purchases of property and equipment, repurchases of common stock and dividends paid to shareholders during fiscal 2023. Cash provided by operating activities was $343.9 million in fiscal 2023, a decrease of $157.8 million, compared to $501.7 million in fiscal 2022.
Cash used in investing activities was $323.5 million in fiscal 2023 compared to $184.3 million in fiscal 2022. The increase in cash used in investing activities was primarily due to higher cash paid for acquisitions of $254.8 million in fiscal 2023 compared to $133.8 million in fiscal 2022, an increase in purchases of property and equipment of $21.0 million coupled with a decrease in proceeds received from sales of marketable securities of $26.6 million, partially offset by a decrease in purchases of marketable securities of $28.5 million in fiscal 2023 compared to fiscal 2022.
Cash used in financing activities was $152.2 million in fiscal 2023 compared to $137.4 million in fiscal 2022. The increase in cash used in financing activities was primarily due to increases in dividends paid to our shareholders of $6.2 million, dividends paid to non controlling interest of $3.3 million, payments made on life insurance policies of $2.6 million, as well as higher cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $22.2 million in fiscal 2023 compared to $18.5 million in fiscal 2022.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2023:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in thousands)
Operating lease commitments	15	$182,666	$51,760	$83,598	$31,013	$16,295
Finance lease commitments	15	4,828	1,545	2,248	1,035	—
Accrued restructuring charges	13	8,004	8,004	—	—	—
Interest payments on COLI loans (2)	11	31,698	4,507	9,011	8,440	9,740
Long-term debt	11	400,000	—	—	400,000	—
Estimated interest on long-term debt (3)	11	92,500	18,500	37,000	37,000	—
Total		$719,696	$84,316	$131,857	$477,488	$26,035
_______________________________
(1)See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $444.1 million at April 30, 2023.
(3)Interest on the Notes payable semi-annually in arrears on June 15 and December 15 of each year, commenced on June 15, 2020.
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
Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2023 and 2022, we held contracts with gross cash surrender value (“CSV”) of $275.1 million and $263.2 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $77.1 million and $79.8 million as of April 30, 2023 and 2022, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2023 and 2022, the net cash value of these policies was $198.0 million and $183.3 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $444.1 million and $449.3 million at April 30, 2023 and 2022, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2023.
Accounting Developments
Recently Proposed Accounting Standards - Not Yet Adopted
In October 2021, the FASB issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification ("ASC 606"), Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022. The amendment should be applied prospectively to business combinations that occur after the effective date. We will adopt this guidance in our fiscal year beginning May 1, 2023. We do not anticipate that this accounting guidance will have a material impact on the consolidated financial statements.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2023, 2022 and 2021, we recorded foreign currency losses of $2.0 million, $1.2 million and $2.7 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Swiss Franc, Danish Krone, Polish Zloty, Singapore Dollar, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2023, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $10.2 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent, our fixed income debt securities. As of April 30, 2023, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility, and fees relating to the issuance of letters of credit.
We had $77.1 million and $79.8 million of borrowings against the CSV of COLI contracts as of April 30, 2023 and 2022, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of April 30, 2023.
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

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included under the captions “The Board of Directors,” "Culture of Integrity and Code of Business Conduct and Ethics," "Board Committees," and, when applicable, “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.
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
Item 11. Executive Compensation
The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers and Directors,” "Assessment of Risk Related to Compensation Programs," and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included under the captions “Certain Relationships and Related Transactions," "Related Person Transaction Approval Policy," "Director Independence," and "Board Committees," and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included under the captions “Fees Paid to Ernst & Young” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
Financial Statements.
a)The following documents are filed as part of this report:

1.	Index to Financial Statements:	Page
	See Consolidated Financial Statements included as part of this Annual Report on Form 10-K.	F-1
2.	Index to Financial Statement Schedules:
	All schedules have been omitted because the required information is included in the financial statements or notes thereto, or because it is not required.	_
3.	Index to Exhibits:
	See exhibits listed under Part (b) below.	52
b)Exhibits:

Exhibit Number	Description
2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated as of September 23, 2015, filed as Exhibit 2.1 to the Company’s Form 8-K, filed September 24, 2015.
2.2+	Letter Agreement dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Form 8-K, filed December 2, 2015.
2.3+	Letter Agreement dated April 19, 2018, by and between Korn/Ferry International and HG (Bermuda) Limited.
3.1+	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2+	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
4.2+	Description of Securities, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
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
10.43+
First Amendment to Credit Agreement, dated June 24, 2022, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed June 28, 2022.

10.44*+	Korn Ferry 2022 Stock Incentive Plan, effective September 22, 2022, filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed September 26, 2022.
10.45*+	Korn Ferry Amended and Restated Employees Stock Purchase Plan, effective September 22, 2022, filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed September 26, 2022.
10.46*+	Korn Ferry 2022 Stock Incentive Plan US RSA Notice and Restricted Stock Award Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.
10.47*+
Korn Ferry 2022 Stock Incentive Plan US and Foreign RSU Performance Award Notice TSR and Restricted Stock Unit Performance Award Agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.

10.48*+	Korn Ferry 2022 Stock Incentive Plan Foreign RSU Notice and Restricted Stock Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.
10.49*+
Korn Ferry 2022 Stock Incentive Plan BOD RSU Notice and Nonemployee Director Restricted Stock Unit Award Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.

10.50*+	Summary of Non-Employee Director Compensation Program as effective December 15, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2023.
10.51*	Employment Agreement dated July 1, 2022 between the Company and Michael Distefano.
21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, had been formatted in Inline XBRL and included as Exhibit 101.
_______________________________
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
Date: June 28, 2023
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

Signature	Title	Date

/s/ JERRY P. LEAMON	Chairman of the Board and Director	June 28, 2023
Jerry P. Leamon
/s/ GARY D. BURNISON	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2023
Gary D. Burnison
/s/ ROBERT P. ROZEK	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2023
Robert P. Rozek

/s/ DOYLE N. BENEBY	Director	June 28, 2023
Doyle N. Beneby
/s/ LAURA M. BISHOP	Director	June 28, 2023
Laura M. Bishop
/s/ CHARLES L. HARRINGTON	Director	June 28, 2023
Charles L. Harrington
/s/ ANGEL R. MARTINEZ	Director	June 28, 2023
Angel R. Martinez
/s/ DEBRA J. PERRY	Director	June 28, 2023
Debra J. Perry
/s/ LORI J. ROBINSON	Director	June 28, 2023
Lori J. Robinson

KORN FERRY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2023

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2023 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2023, a copy of which is included in this Annual Report on Form 10-K.
June 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on Internal Control over Financial Reporting
We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and our report dated June 28, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
June 28, 2023

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the Company) as of April 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2023 expressed an unqualified opinion thereon.
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
Los Angeles, California
June 28, 2023

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2023	2022

	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$844,024	$978,070
Marketable securities	44,837	57,244
Receivables due from clients, net of allowance for doubtful accounts of $44,377 and $36,384 at April 30, 2023 and 2022, respectively	569,601	590,260
Income taxes and other receivables	67,512	31,884
Unearned compensation	63,476	60,749
Prepaid expenses and other assets	49,219	41,763
Total current assets	1,638,669	1,759,970

Marketable securities, non-current	179,040	175,783
Property and equipment, net	161,876	138,172
Operating lease right-of-use assets, net	142,690	167,734
Cash surrender value of company-owned life insurance policies, net of loans	197,998	183,308
Deferred income taxes	102,057	84,712
Goodwill	909,491	725,592
Intangible assets, net	114,426	89,770
Unearned compensation, non-current	103,607	118,238
Investments and other assets	24,590	21,267
Total assets	$3,574,444	$3,464,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$53,386	$50,932
Income taxes payable	19,969	34,450
Compensation and benefits payable	532,934	547,826
Operating lease liability, current	45,821	48,609
Other accrued liabilities	324,150	302,408
Total current liabilities	976,260	984,225

Deferred compensation and other retirement plans	396,534	357,175
Operating lease liability, non-current	119,220	151,212
Long-term debt	396,194	395,477
Deferred tax liabilities	5,352	2,715
Other liabilities	27,879	24,153
Total liabilities	1,921,439	1,914,957

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 76,693 and 75,409 shares issued and 52,269 and 53,190 shares outstanding at April 30, 2023 and 2022, respectively	429,754	502,008
Retained earnings	1,311,081	1,134,523
Accumulated other comprehensive loss, net	(92,764)	(92,185)
Total Korn Ferry stockholders' equity	1,648,071	1,544,346
Noncontrolling interest	4,934	5,243
Total stockholders' equity	1,653,005	1,549,589
Total liabilities and stockholders' equity	$3,574,444	$3,464,546
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2023	2022	2021

	(in thousands, except per share data)
Fee revenue	$2,835,408	$2,626,718	$1,810,047
Reimbursed out-of-pocket engagement expenses	28,428	16,737	9,899
Total revenue	2,863,836	2,643,455	1,819,946

Compensation and benefits	1,901,203	1,741,452	1,297,880
General and administrative expenses	268,458	237,272	191,776
Reimbursed expenses	28,428	16,737	9,899
Cost of services	238,499	114,399	72,030
Depreciation and amortization	68,335	63,521	61,845
Restructuring charges, net	42,573	—	30,732
Total operating expenses	2,547,496	2,173,381	1,664,162

Operating income	316,340	470,074	155,784
Other income (loss), net	5,261	(11,880)	37,194
Interest expense, net	(25,864)	(25,293)	(29,278)
Income before provision for income taxes	295,737	432,901	163,700
Income tax provision	82,683	102,056	48,138
Net income	213,054	330,845	115,562
Net income attributable to noncontrolling interest	(3,525)	(4,485)	(1,108)
Net income attributable to Korn Ferry	$209,529	$326,360	$114,454

Earnings per common share attributable to Korn Ferry:
Basic	$3.98	$6.04	$2.11
Diluted	$3.95	$5.98	$2.09

Weighted-average common shares outstanding:
Basic	51,482	52,807	52,928
Diluted	51,883	53,401	53,405

Cash dividends declared per share:	$0.60	$0.48	$0.40
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2023	2022	2021

	(in thousands)

Net income	$213,054	$330,845	$115,562

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,256)	(59,227)	50,069
Deferred compensation and pension plan adjustments, net of tax	3,420	19,096	5,419
Net unrealized gain (loss) on marketable securities, net of tax	144	(410)	(53)
Comprehensive income	213,362	290,304	170,997
Less: comprehensive income attributable to noncontrolling interest	(4,412)	(4,309)	(1,191)
Comprehensive income attributable to Korn Ferry	$208,950	$285,995	$169,806
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance at May 1, 2020	54,450	$585,560	$742,993	$(107,172)	$1,221,381	$2,310	$1,223,691
Net income	—	—	114,454	—	114,454	1,108	115,562
Other comprehensive income	—	—	—	55,352	55,352	83	55,435
Dividends paid to shareholders	—	—	(22,498)	—	(22,498)	—	(22,498)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,115)	(1,115)
Purchase of stock	(1,146)	(35,376)	—	—	(35,376)	—	(35,376)
Issuance of stock	704	6,560	—	—	6,560	—	6,560
Stock-based compensation	—	26,516	—	—	26,516	—	26,516
Balance at April 30, 2021	54,008	583,260	834,949	(51,820)	1,366,389	2,386	1,368,775
Net income	—	—	326,360	—	326,360	4,485	330,845
Other comprehensive loss	—	—	—	(40,365)	(40,365)	(176)	(40,541)
Dividends paid to shareholders	—	—	(26,786)	—	(26,786)	—	(26,786)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,452)	(1,452)
Purchase of stock	(1,743)	(117,301)	—	—	(117,301)	—	(117,301)
Issuance of stock	925	7,688	—	—	7,688	—	7,688
Stock-based compensation	—	28,361	—	—	28,361	—	28,361
Balance at April 30, 2022	53,190	502,008	1,134,523	(92,185)	1,544,346	5,243	1,549,589
Net income	—	—	209,529	—	209,529	3,525	213,054
Other comprehensive (loss) income	—	—	—	(579)	(579)	887	308
Dividends paid to shareholders	—	—	(32,971)	—	(32,971)	—	(32,971)
Dividends paid to noncontrolling interest	—	—	—	—	—	(4,721)	(4,721)
Purchase of stock	(2,082)	(116,139)	—	—	(116,139)	—	(116,139)
Issuance of stock	1,161	8,452	—	—	8,452	—	8,452
Stock-based compensation	—	35,433	—	—	35,433	—	35,433
Balance at April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income	$213,054	$330,845	$115,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,335	63,521	61,845
Stock-based compensation expense	36,285	29,210	27,157
Impairment of right-of-use assets	5,471	7,392	—
Impairment of fixed assets	4,375	1,915	—
Provision for doubtful accounts	22,493	21,552	15,763
Gain on cash surrender value of life insurance policies	(10,576)	(5,819)	(13,017)
(Gain) loss on marketable securities	(2,874)	11,978	(38,529)
Deferred income taxes	(14,403)	(16,963)	(14,140)
Change in other assets and liabilities:
Deferred compensation	52,291	27,197	64,005
Receivables due from clients	33,483	(138,627)	(67,331)
Income taxes and other receivables	(25,615)	3,969	5,798
Prepaid expenses and other assets	(5,884)	(9,534)	(3,902)
Unearned compensation	11,904	(23,425)	(32,935)
Income taxes payable	(15,304)	12,751	(1,824)
Accounts payable and accrued liabilities	(27,821)	191,447	122,687
Other	(1,320)	(5,751)	10,294
Net cash provided by operating activities	343,894	501,658	251,433
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(254,750)	(133,802)	—
Purchase of property and equipment	(70,382)	(49,406)	(31,122)
Purchase of marketable securities	(53,530)	(82,015)	(103,499)
Proceeds from sales/maturities of marketable securities	65,878	92,472	69,683
Premium on company-owned life insurance policies	(15,219)	(15,218)	(15,353)
Proceeds from life insurance policies	4,376	3,382	18,707
Dividends received from unconsolidated subsidiaries	150	255	205
Net cash used in investing activities	(323,477)	(184,332)	(61,379)
Cash flows from financing activities:
Repurchases of common stock	(95,463)	(96,258)	(30,387)
Payments of tax withholdings on restricted stock	(22,232)	(18,532)	(4,989)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,606	6,919	5,706
Payments on life insurance policy loans	(2,760)	(178)	(12,279)
Principal payments on finance leases	(1,639)	(1,157)	(1,324)
Dividends paid to shareholders	(32,971)	(26,786)	(22,498)
Dividends paid to noncontrolling interest	(4,721)	(1,452)	(1,115)
Net cash used in financing activities	(152,180)	(137,444)	(66,886)
Effect of exchange rate changes on cash and cash equivalents	(2,283)	(52,590)	38,366
Net (decrease) increase in cash and cash equivalents	(134,046)	127,292	161,534
Cash and cash equivalents at beginning of year	978,070	850,778	689,244
Cash and cash equivalents at end of the year	$844,024	$978,070	$850,778
Supplemental cash flow information:
Cash used to pay interest	$25,409	$24,607	$25,207
Cash used to pay income taxes, net of refunds	$134,741	$107,602	$55,317

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023
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
The Company is pursuing a strategy designed to help Korn Ferry focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of the Company’s past and give the Company a clear path to the future with focused initiatives to increase its client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving its consultants more frequent and expanded opportunities to engage with clients. In fiscal year 2023 and 2022, the Company acquired companies that have added critical mass to our existing professional search and interim operations, as described in Note 12. This provided the Company with the opportunity to reassess how it manages the Recruitment Process Outsourcing ("RPO") & Professional Search segment. Therefore, beginning in fiscal 2023, the Company separated RPO & Professional Search into two segments to align with the Company's strategy and the decisions of the Company's chief operating decision maker ("CODM"), who began to regularly make separate resource allocation decisions and assess performance separately between Professional Search & Interim and RPO.
The Company now has eight reportable segments that operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is enabled by a comprehensive set of Digital Performance Management Tools, based on some of the world’s leading intellectual property (“lP”) and data. The Consulting teams employ an integrated approach across core capabilities and integrated solutions, each one intended to strengthen the work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital develops technology-enabled Performance Management Tools that empower our clients. The digital products give clients direct access to Korn Ferry proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine ideal organizational fit. Salary benchmarking then helps the Company build appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa ("EMEA"), Executive Search Asia Pacific and Executive Search Latin America).
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
April 30, 2023 (continued)
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
Revenue Recognition
Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis, interim services and RPO, either stand-alone or as part of a solution.
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
Fee revenue from executive and professional search activities is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period. In addition to talent acquisition for permanent placement roles, the Professional Search & Interim segment also offers recruitment services for interim roles. Interim roles are short term in duration, generally less than 12 months. Generally, each interim role is a separate performance obligation. The Company recognizes fee revenue over the duration that the interim resources' services are provided which also aligns to the contracted invoicing plan and enforceable right to payment.
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
April 30, 2023 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2023 and 2022, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2022 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds as of April 30, 2023 and 2022 and also included US Treasury and Agency securities as of April 30, 2022. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During fiscal 2023, 2022 and 2021, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
Fair Value of Financial Instruments
Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:
▪Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
▪Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
▪Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of April 30, 2023 and 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During fiscal 2023, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $5.5 million and an impairment of leasehold improvements and furniture and fixtures of $4.4 million, both recorded in the consolidated statements of income in general and administrative expenses. During fiscal 2022, the Company reduced its real estate footprint and as a result, the Company took an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of income in general and administrative expenses. During fiscal 2021, there were no impairment charges recorded.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2023, indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2023 that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and noted no impairment as of April 30, 2023, 2022 and 2021.
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $409.4 million, $447.6 million and $287.3 million for the years ended April 30, 2023, 2022 and 2021, respectively, included in compensation and benefits expense in the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2023 and 2022, the Company held contracts with net CSV of $198.0 million and $183.3 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.
Restructuring Charges, Net
The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
Reclassification
Certain reclassifications have been made to the amounts in the prior periods in order to conform to the current period's presentation.
Translation of Foreign Currencies
Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated using the daily exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive loss. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. During fiscal 2023, 2022 and 2021, the Company recorded foreign currency losses of $2.0 million, $1.2 million and $2.7 million respectively, in general and administrative expenses in the consolidated statements of income.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities and may include commercial papers while investments include mutual funds, commercial papers, corporate notes/bonds and may include US Treasury and Agency securities. Investments are diversified throughout many industries and geographic regions. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experiences any losses in such accounts. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of April 30, 2023 and 2022, the Company had no other significant credit concentrations.
Recently Proposed Accounting Standards - Not Yet Adopted
In October 2021, the FASB issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard becomes effective in fiscal years beginning after December 15, 2022. The amendment should be applied prospectively to business combinations that occur after the effective date. The Company will adopt this guidance in its fiscal year beginning May 1, 2023. The Company does not anticipate this accounting guidance will have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
During fiscal 2023, 2022 and 2021, restricted stock awards of 1.2 million shares, 1.2 million shares and 1.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2023	2022	2021

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$209,529	$326,360	$114,454
Less: distributed and undistributed earnings to nonvested restricted stockholders	4,618	7,343	2,763
Basic net earnings attributable to common stockholders	204,911	319,017	111,691
Add: undistributed earnings to nonvested restricted stockholders	3,912	6,750	2,185
Less: reallocation of undistributed earnings to nonvested restricted stockholders	3,882	6,676	2,165
Diluted net earnings attributable to common stockholders	$204,941	$319,091	$111,711

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,482	52,807	52,928
Effect of dilutive securities:
Restricted stock	384	580	476
ESPP	17	14	1
Diluted weighted-average number of common shares outstanding	51,883	53,401	53,405

Net earnings per common share:
Basic earnings per share	$3.98	$6.04	$2.11
Diluted earnings per share	$3.95	$5.98	$2.09

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
The components of accumulated other comprehensive loss, net were as follows:

	April 30,
	2023	2022

	(in thousands)
Foreign currency translation adjustments	$(96,860)	$(92,717)
Deferred compensation and pension plan adjustments, net of taxes	4,381	961
Marketable securities unrealized loss, net of tax	(285)	(429)
Accumulated other comprehensive loss, net	$(92,764)	$(92,185)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities (2)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of May 1, 2020	$(83,652)	$(23,554)	$34	$(107,172)
Unrealized gains (losses) arising during the period	49,986	2,660	(53)	52,593
Reclassification of realized net losses to net income	—	2,759	—	2,759
Balance as of April 30, 2021	(33,666)	(18,135)	(19)	(51,820)
Unrealized (losses) gains arising during the period	(59,051)	17,747	(411)	(41,715)
Reclassification of realized net losses to net income	—	1,349	1	1,350
Balance as of April 30, 2022	(92,717)	961	(429)	(92,185)
Unrealized (losses) gains arising during the period	(4,143)	3,211	144	(788)
Reclassification of realized net losses to net income	—	209	—	209
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
_______________________________
(1)The tax effects on unrealized gains were $1.1 million, $6.0 million and $1.1 million as of April 30, 2023, 2022 and 2021, respectively. The tax effects on reclassifications of realized net losses were $0.1 million, $0.5 million and $1.0 million as of April 30, 2023, 2022 and 2021, respectively.
(2)The tax effects on unrealized gain (losses) were $0.1 million and $(0.1) million as of April 30, 2023 and 2022, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Restricted stock	$35,433	$28,361	$26,516
ESPP	852	849	641
Total stock-based compensation expense	$36,285	$29,210	$27,157
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
Restricted stock activity is summarized below:

	April 30,
	2023		2022		2021
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, beginning of year	1,980	$40.32	2,370	$34.34	1,365	$44.59
Granted	1,143	$49.12	483	$65.05	1,606	$27.63
Vested	(1,006)	$37.72	(821)	$43.76	(516)	$39.78
Forfeited	(54)	$52.58	(52)	$34.30	(85)	$22.35
Non-vested, end of year	2,063	$50.12	1,980	$40.32	2,370	$34.34
As of April 30, 2023, there were 0.4 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $17.7 million.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
As of April 30, 2023, there was $69.8 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During fiscal 2023 and 2022, 372,556 shares and 271,794 shares of restricted stock totalling $22.2 million and $18.5 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company's 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company's stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company's common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. During fiscal 2023, 2022, and 2021, employees purchased 154,720 shares at an average price of $49.16 per share, 103,826 shares at an average price of $66.64 per share and 188,608 shares at an average price of $30.25 per share, respectively. As of April 30, 2023, the ESPP had approximately 1.8 million shares remaining available for future issuance.
Common Stock
During fiscal 2023, 2022 and 2021, the Company repurchased (on the open market or privately negotiated transactions) 1,709,867 shares of the Company’s common stock for $93.9 million, 1,470,983 shares for $98.8 million and 973,451 shares for $30.4 million, respectively.
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2023 and 2022:

	April 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$11,751	$—	$(30)	$11,721	$—	$11,721	$—	$—
Corporate notes/bonds	24,754	—	(355)	24,399	—	21,492	2,907	—
Total debt investments	$36,505	$—	$(385)	$36,120	$—	$33,213	$2,907	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$187,757	$—	$11,624	$176,133	$—
Total equity investments				$187,757	$—	$11,624	$176,133	$—
Cash				$696,180	$696,180	$—	$—	$—
Money market funds				147,844	147,844	—	—	—
Level 2:
Foreign currency forward contracts				2,133	—	—	—	2,133
Total				$1,070,034	$844,024	$44,837	$179,040	$2,133

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)

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
_______________________________
(1)These investments are held in trust for settlement of the Company’s vested obligations of $172.2 million and $160.8 million as of April 30, 2023 and 2022, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $21.9 million and $24.0 million as of April 30, 2023 and 2022, respectively. During fiscal 2023 and 2021, the fair value of the investments increased; therefore, the Company recognized income of $2.9 million and $38.5 million, respectively, which was recorded in other income (loss), net. During fiscal 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $12.0 million which was recorded in other income (loss), net.
Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2023 and 2022 marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds, and also included US Treasury and Agency securities as of April 30, 2022, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2023, available-for-sale marketable securities had remaining maturities ranging from 1 month to 13 months. During fiscal 2023, 2022 and 2021, there were $58.6 million, $79.3 million and $60.6 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2023 and 2022, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses that relate to equity securities still held as of April 30, 2023 and 2022, was $3.8 million and $27.3 million, respectively, while unrealized gains that relate to equity securities held as of April 30, 2021, was $32.7 million.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2023	2022

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$2,813	$1,639
Derivative liabilities:
Foreign currency forward contracts	$680	$1,843
As of April 30, 2023, the total notional amounts of the forward contracts purchased and sold were $112.7 million and $41.1 million, respectively. As of April 30, 2022, the total notional amounts of the forward contracts purchased and sold were $89.7 million and $35.8 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2023 and 2021, the Company incurred gains of $2.1 million and $2.7 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. During fiscal 2022, the Company incurred losses of $0.2 million, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains/losses offset foreign currency losses/gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2023	2022

	(in thousands)
Deferred compensation and pension plans	$227,255	$189,608
Medical and Life Insurance plan	4,838	5,365
International retirement plans	13,617	14,395
Executive Capital Accumulation Plan	178,043	166,723
Total benefit obligation	423,753	376,091
Less: current portion of benefit obligation (1)	(27,219)	(18,916)
Non-current benefit obligation	$396,534	$357,175
_______________________________
(1)Current portion of benefit obligation is included in Compensation and benefits payable in the consolidated balance sheet.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
Deferred Compensation and Pension Plans
The following tables reconcile the benefit obligation for the deferred compensation and pension plans:

	Year Ended April 30,
	2023	2022

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$211,598	$205,740
Service cost	40,843	37,952
Interest cost	9,511	4,028
Actuarial gain	(6,083)	(25,757)
Administrative expenses paid	(168)	(196)
Benefits paid from plan assets	(1,901)	(2,543)
Benefits paid from cash	(7,460)	(7,626)
Benefit obligation, end of year	246,340	211,598

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	21,990	26,746
Actual return on plan assets	(836)	(2,113)
Benefits paid from plan assets	(1,901)	(2,543)
Administrative expenses paid	(168)	(196)
Employer contributions	—	96
Fair value of plan assets, end of year	19,085	21,990

Funded status and balance, end of year (1)	$(227,255)	$(189,608)

Current liability	$15,447	$8,833
Non-current liability	211,808	180,775
Total liability	$227,255	$189,608

Plan Assets - weighted-average asset allocation:
Debt securities	44%	42%
Equity securities	52%	55%
Other	4%	3%
Total	100%	100%
_______________________________
(1)The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As the COLI contracts are held in trust and are not separated from

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
our general corporate assets, they are not included in the funded status. As of April 30, 2023 and 2022, the Company held contracts with gross CSV of $275.1 million and $263.2 million, offset by outstanding policy loans of $77.1 million and $79.8 million, respectively.
The pension obligation in fiscal 2023 increased compared to fiscal 2022 due to the ongoing accruals for the LTPU Plan for additional awards issued in fiscal 2023. Additionally, the actual return on plan assets was lower than the expected return and this caused our funded position to decrease. The increase in pension benefit obligations was partially offset by the actuarial gain which was primarily due to an increase in discount rates. The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2023 and 2022:

	Level 1	Level 2	Level 3	Total

	(in thousands)
April 30, 2023:
Mutual funds	$—	$18,350	$—	$18,350
Money market funds	735	—	—	735
Total	$735	$18,350	$—	$19,085

April 30, 2022:
Mutual funds	$—	$21,353	$—	$21,353
Money market funds	637	—	—	637
Total	$637	$21,353	$—	$21,990
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
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Service cost	$40,843	$37,952	$31,947
Interest cost	9,511	4,028	4,035
Amortization of actuarial loss	945	2,170	4,117
Net prior service credit amortization	(97)	(97)	(97)
Expected return on plan assets	(1,156)	(1,554)	(1,404)
Net periodic benefit cost (1)	$50,046	$42,499	$38,598
_______________________________
(1)The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2023	2022	2021
Discount rate, beginning of year	4.08%	2.17%	2.29%
Discount rate, end of year	4.77%	4.08%	2.17%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.00%	5.50%	6.00%
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2024	$17,219
2025	26,151
2026	34,713
2027	43,306
2028	52,563
2029-2033	237,542
Medical and Life Insurance Plan
In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 107 participants. The medical and life insurance benefit plan is closed to new entrants and is unfunded.
The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2023	2022

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$5,365	$6,584
Interest cost	195	110
Actuarial gain	(93)	(857)
Benefits paid	(629)	(472)
Benefit obligation, end of year	$4,838	$5,365

Current liability	$563	$585
Non-current liability	4,275	4,780
Total liability	$4,838	$5,365

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Service cost	$—	$—	$—
Interest cost	195	110	140
Net periodic service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	(74)	—	—
Net periodic benefit cost (1)	$(187)	$(198)	$(168)
_______________________________
(1)The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.
The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2023	2022	2021
Discount rate, beginning of year	4.25%	2.54%	2.45%
Discount rate, end of year	4.85%	4.25%	2.54%
Healthcare care cost trend rate	6.50%	6.00%	6.25%
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2024	$577
2025	551
2026	525
2027	486
2028	450
2029-2033	1,869
International Retirement Plans
The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 25 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2023 and 2022 is $13.6 million for 4,058 participants and $14.4 million for 3,568 participants, respectively. The Company’s contribution to these plans was $16.4 million and $14.8 million in fiscal 2023 and 2022, respectively.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The Company issued ECAP awards during fiscal 2023, 2022 and 2021 of $6.5 million, $7.5 million and $8.2 million, respectively.
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During both fiscal 2023 and 2021, the deferred compensation liability increased; therefore, the Company recognized a compensation expense of $3.5 million and $37.3 million, respectively. Offsetting the increase in compensation and benefits expense in fiscal 2023 and 2021 was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $2.9 million and $38.5 million in fiscal 2023 and 2021, respectively, recorded in other income (loss), net on the consolidated statements of income. During fiscal 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $10.6 million. Offsetting the decrease in compensation and benefits expense in fiscal 2022 was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.0 million in fiscal 2022, recorded in other income (loss), net on the consolidated statement of income.
Changes in ECAP liability were as follows:

	Year Ended April 30,
	2023	2022

	(in thousands)
Balance, beginning of year	$166,723	$163,582
Employee contributions	17,046	8,541
Amortization of employer contributions	5,886	7,060
Gain (loss) on investment	3,464	(10,602)
Employee distributions	(14,306)	(10,880)
Acquisition of Lucas Group	—	9,620
Exchange rate fluctuations	(770)	(598)
Balance, end of year	178,043	166,723
Less: current portion	(11,209)	(9,498)
Non-current portion	$166,834	$157,225
As of April 30, 2023 and 2022, the unamortized portion of the Company contributions to the ECAP was $16.1 million and $18.2 million, respectively.
Defined Contribution Plan
The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. Beginning in fiscal 2022, the Company began to match 10% of the employee contributions each pay period up to the IRS limit (excluding catch-up contributions) and then making an additional discretionary match after the fiscal year. The Company made $3.5 million in matching contributions during fiscal 2023. In addition, the Company intends to make an additional matching contribution relating to fiscal 2023 of $3.1 million in fiscal 2024, which are accrued in compensation and benefits payable on the consolidated balance sheet. The Company made $2.1 million matching contributions during fiscal 2022 and an additional $2.7 million matching contribution in fiscal 2023 related to contributions made by employees in fiscal 2022. The Company made a $3.0 million matching contribution in fiscal 2022 related to contributions made by employees in fiscal 2021.
Company Owned Life Insurance
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $275.1 million and $263.2 million as of April 30, 2023 and 2022, respectively, is offset by outstanding policy loans of $77.1 million and $79.8 million in the accompanying consolidated balance sheets as of April 30, 2023 and 2022, respectively. Total death benefits payable, net of loans under COLI contracts, were $444.1 million and $449.3 million at April 30, 2023 and 2022, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV of the underlying COLI investments increased by $10.6 million, $5.8 million and $13.0 million during fiscal 2023, 2022 and 2021, respectively, recorded as a decrease in

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
compensation and benefits expense. Certain of the policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2023, COLI contracts with a net CSV of $173.9 million and death benefits, net of loans, of $393.3 million were held in trust for these purposes.
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
The following table outlines the Company’s contract asset and liability balances as of April 30, 2023 and 2022:

	April 30,
	2023	2022

	(in thousands)
Contract assets-unbilled receivables	$99,442	$100,652
Contract liabilities-deferred revenue	$257,067	$244,149
During fiscal 2023, 2022, and 2021 we recognized revenue of $181.7 million, $131.3 million and $92.4 million, respectively, that were included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of April 30, 2023, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,118.0 million. Of the $1,118.0 million of remaining performance obligations, the Company expects to recognize approximately $600.7 million in fiscal 2024, $325.4 million in fiscal 2025, $138.5 million in fiscal 2026 and the remaining $53.4 million in fiscal 2027 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 12—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Year Ended April 30,
	2023		2022		2021
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$805,241	28.4%	$688,902	26.2%	$490,863	27.1%
Life Sciences/Healthcare	522,372	18.4	501,463	19.1	355,668	19.7
Financial Services	494,299	17.4	475,326	18.1	331,976	18.3
Technology	483,787	17.1	456,498	17.4	275,510	15.2
Consumer Goods	386,409	13.6	372,720	14.2	239,457	13.2
Education/Non–Profit/General	143,300	5.1	131,809	5.0	116,573	6.5
Fee Revenue	$2,835,408	100.0%	$2,626,718	100.0%	$1,810,047	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at May 1, 2020	$23,795
Provision for credit losses	15,763
Write-offs	(12,073)
Recoveries of amounts previously written off	311
Foreign currency translation	1,528
Balance at April 30, 2021	29,324
Provision for credit losses	21,552
Write-offs	(14,052)
Recoveries of amounts previously written off	702
Foreign currency translation	(1,142)
Balance at April 30, 2022	36,384
Provision for credit losses	22,493
Write-offs	(15,806)
Recoveries of amounts previously written off	585
Foreign currency translation	721
Balance at April 30, 2023	$44,377

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of April 30, 2023 and 2022, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at April 30, 2022
Commercial paper	$37,002	$125	$4,499	$1	$15,489	$26,012	$—
Corporate notes/bonds	$32,186	$446	$3,800	$4	$—	$18,942	$17,044
U.S. Treasury and Agency Securities	$987	$8	$—	$—	$—	$987	$—
Balance at April 30, 2023
Commercial paper	$8,229	$26	$3,492	$4	$—	$11,721	$—
Corporate notes/bonds	$9,581	$123	$13,815	$232	$—	$20,489	$2,907
The unrealized losses on 7 and 27 investments in commercial paper securities, 16 and 23 investments in corporate notes/bonds, and no investment and 1 investment in U.S treasury and agency securities on April 30, 2023 and 2022, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
Income from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,

	2023	2022	2021
	(in thousands)
Domestic	$136,269	$184,877	$34,661
Foreign	159,468	248,024	129,039
Income before provision for income taxes	$295,737	$432,901	$163,700

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The provision for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Current income taxes:
Federal	$39,188	$43,993	$16,913
State	15,879	15,962	4,719
Foreign	42,019	59,064	40,646
Current provision for income taxes	97,086	119,019	62,278
Deferred income taxes:
Federal	(13,228)	(13,858)	(5,809)
State	(5,723)	(3,936)	(5,025)
Foreign	4,548	831	(3,306)
Deferred benefit for income taxes	(14,403)	(16,963)	(14,140)
Total provision for income taxes	$82,683	$102,056	$48,138
The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal effect	2.8	2.5	1.0
Foreign tax rates differential	4.0	2.5	4.5
Non-deductible officer's compensation	1.0	0.7	2.3
Excess tax (benefit) expense on stock-based compensation	(0.9)	(0.6)	0.8
Change in valuation allowance	0.3	(0.7)	0.3
COLI increase, net	(0.8)	(0.3)	(1.7)
Change in uncertain tax positions	0.1	0.3	1.1
R&D tax credit	(0.6)	(1.3)	(0.9)
Other	1.1	(0.5)	1.0
Effective income tax rate	28.0%	23.6%	29.4%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Components of deferred tax assets and liabilities were as follows:

	April 30,
	2023	2022

	(in thousands)
Deferred tax assets:
Deferred compensation	$120,361	$111,133
Operating lease liability	26,952	35,158
Loss carryforwards	28,707	33,360
Reserves and accruals	21,140	20,887
Allowance for doubtful accounts	7,272	5,645
Deferred revenue	6,436	6,207
Gross deferred tax assets	210,868	212,390
Deferred tax liabilities:
Operating lease, right-of-use, assets	(22,056)	(27,513)
Intangibles and goodwill	(26,310)	(28,388)
Property and equipment	(15,953)	(24,063)
Prepaid expenses	(20,037)	(24,453)
Other	(4,581)	(1,951)
Gross deferred tax liabilities	(88,937)	(106,368)
Valuation allowances	(25,226)	(24,025)
Net deferred tax asset	$96,705	$81,997
Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management believes uncertainty exists regarding the realizability of certain deferred tax assets and has, therefore, established a valuation allowance offsetting deferred tax assets that are not more-likely-than-not to be realized. Realization of the deferred tax asset is dependent on the Company generating enough taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more-likely-than-not that the net deferred tax assets will be realized. In fiscal 2023, the Company’s valuation allowance increased by $1.2 million primarily due to increases in deferred tax asset balances, including net operating loss carryforwards, in certain foreign jurisdictions that were not more-likely-than-not to be realized. In fiscal 2022 and 2021, the Company’s valuation allowance decreased by $1.1 million and increased by $7.3 million, respectively, primarily due to changes in deferred tax asset balances, including net operating loss carryforwards in certain foreign jurisdictions that were not more-likely-than-not to be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.
As of April 30, 2023, the Company had U.S. federal net operating loss carryforwards of $8.2 million, which if unutilized, will begin to expire in fiscal 2036. The Company has state net operating loss carryforwards of $32.1 million, which, if unutilized, will begin to expire in fiscal 2024. The Company also has foreign net operating loss carryforwards of $103.7 million, which, if unutilized, will begin to expire in fiscal 2024.
We continue to consider approximately $730.9 million of undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and, accordingly, have provided no state, local or foreign withholding income taxes on such earnings. While we do not anticipate a need to repatriate funds to the U.S. to satisfy domestic liquidity needs, we review our cash positions regularly and, to the extent we determine that all or a portion of our foreign earnings are not indefinitely reinvested, we provide additional state, local and foreign withholding income taxes. Under current U.S. federal tax law, we do not expect to incur a U.S. federal income tax liability on the undistributed earnings in the event they are repatriated to the United States.
The Company elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).
The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
authorities. Currently, income tax returns of the Company’s subsidiaries are under audit in Brazil, Germany, Switzerland, Japan, and India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2017 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).
Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2023, the Company had a liability of $10.6 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Unrecognized tax benefits, beginning of year	$10,682	$9,954	$6,037
Additions based on tax positions related to the current year	1,257	456	1,716
Additions based on tax positions related to prior years	28	272	2,201
Settlement with tax authority	(545)	—	—
Lapse of applicable statute of limitations	(856)	—	—
Unrecognized tax benefits, end of year	$10,566	$10,682	$9,954
The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $1.4 million.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $1.8 million, $1.4 million, and $0.9 million for interest related to unrecognized tax benefits as of April 30, 2023, 2022, and 2021 respectively. The Company had an accrual of $0.5 million and $0.5 million as of April 30, 2023 and 2022, respectively, for penalties related to unrecognized tax benefits. The Company recognized tax expense of $0.4 million, $0.4 million, and $0.8 million for interest and penalties related to unrecognized tax benefits during fiscal 2023, 2022, and 2021, respectively.
10. Property and Equipment, Net
Property and equipment include the following:

	April 30,
	2023	2022

	(in thousands)
Computer equipment and software (1)	$383,701	$331,371
Leasehold improvements	73,980	81,743
Furniture and fixtures	37,844	41,999
Automobiles	3,346	3,460
	498,871	458,573
Less: accumulated depreciation and amortization	(336,995)	(320,401)
Property and equipment, net	$161,876	$138,172
_______________________________
(1)Depreciation expense for capitalized software was $29.3 million, $28.0 million and $25.4 million during fiscal 2023, 2022 and 2021, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $121.9 million and $94.7 million as of April 30, 2023 and 2022, respectively.
Depreciation expense for property and equipment was $44.6 million, $43.2 million and $42.6 million during fiscal 2023, 2022 and 2021, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of April 30, 2023. As of April 30, 2023 and 2022, the fair value of the Notes was $381.5 million and $379.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.
Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2023	April 30, 2022
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,806)	(4,523)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,194	$395,477
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Extensions of credit under the Delayed Draw Facility were available to the Company in up to two advances through June 24, 2023. Any amounts undrawn under the Delayed Draw Facility as of June 24, 2023 are no longer available to the Company. The Amended Credit Agreement contains certain customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement contains a covenant that requires the Company to maintain a maximum consolidated secured leverage ratio of 3.50 to 1.00 (which may be temporarily increased to 4.00 following certain material acquisitions under certain circumstances) (the “Financial Covenant”).
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
As of April 30, 2023 and 2022, there was no outstanding liability under the Credit Facilities and the credit facilities under the Credit Agreement prior to the Amendment (the “Prior Credit Facility”), respectively. The unamortized debt issuance costs associated with the Amended Credit Agreement was $4.2 million as of April 30, 2023 and $2.4 million under the Credit Agreement as of April 30, 2022. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of April 30, 2023, the Company was in compliance with its debt covenants.
The Company has a total of $1,145.4 million available under the Credit Facilities and had a total $645.3 million available under the Prior Credit Facility after $4.6 million and $4.7 million of standby letters of credit were issued as of April 30, 2023 and 2022, respectively. Of the amount available under the Credit Facilities, $500.0 million is under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $11.5 million and $10.0 million of standby letters with other financial institutions as of April 30, 2023 and 2022, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
The Company has outstanding borrowings against the CSV of COLI contracts of $77.1 million and $79.8 million at April 30, 2023 and 2022, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.
12. Segments
In the past two years, the Company has allocated capital to build out its Professional Search and Interim operations through the acquisition of Lucas Group, Patina Solutions Group ("Patina"), Infinity Consulting Solutions ("ICS") and Salo LLC ("Salo"). These acquisitions provided the Company with the opportunity to reassess how it manages its RPO & Professional Search segment. Given the Company’s strategy and development of separate financial and operational metrics for the Professional Search & Interim and RPO operations, the Company’s chief operating decision maker began to regularly make separate resource allocation decisions between Professional Search & Interim and RPO. Therefore, on May 1, 2022, the Company changed the composition of its global segments and under the new reporting format, the RPO & Professional Search segment has been separated into two segments: Professional Search & Interim and RPO. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Due to this change, the Company completed a quantitative assessment for potential goodwill impairment both prior and subsequent to the aforementioned change and determined there was no goodwill impairment. The presentation of operating results prior to May 1, 2022 has been revised to conform to the new segment reporting.
The Company now has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The Company’s eight reportable segments operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance and people to drive sustainable growth by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. This work is enabled by a set of Digital Performance Management Tools, based on some of the world’s leading lP and data. The Consulting teams employ an integrated approach across our core capabilities and integrated solutions, each one intended to strengthen the work and thinking in the next, to help clients execute their strategy in a digitally enabled world.
2.Digital develops technology-enabled Performance Management Tools that empower our clients. The digital products give clients direct access to Korn Ferry proprietary data, client data and analytics to deliver clear insights with the training and tools needed to align organizational structure with business strategy.
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then helps the Company build appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, and Executive Search Latin America).
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
The Company evaluates performance and allocates resources based on the Company’s CODM review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Financial highlights are as follow:

	Year Ended April 30,
	2023	2022	2021

	Consolidated
	(in thousands)
Fee revenue	$2,835,408	$2,626,718	$1,810,047
Total revenue	$2,863,836	$2,643,455	$1,819,946

Net income attributable to Korn Ferry	$209,529	$326,360	$114,454
Net income attributable to noncontrolling interest	3,525	4,485	1,108
Other (income) loss, net	(5,261)	11,880	(37,194)
Interest expense, net	25,864	25,293	29,278
Income tax provision	82,683	102,056	48,138
Operating income	316,340	470,074	155,784
Depreciation and amortization	68,335	63,521	61,845
Other income (loss), net	5,261	(11,880)	37,194
Integration/acquisition costs	14,922	7,906	737
Impairment of fixed assets	4,375	1,915	—
Impairment of right of use assets	5,471	7,392	—
Restructuring charges, net	42,573	—	30,732
Adjusted EBITDA(1)	$457,277	$538,928	$286,292
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.
Financial highlights by reportable segments are as follows:

	Year Ended April 30, 2023
	Fee revenue	Total revenue	Adjusted EBITDA(1)

	(in thousands)
Consulting	$677,001	$686,979	$108,502
Digital	354,651	354,967	97,458
Executive Search:
North America	562,139	568,212	140,850
EMEA	187,014	188,114	31,380
Asia Pacific	95,598	95,956	24,222
Latin America	31,047	31,054	9,370
Professional Search & Interim	503,395	507,058	110,879
RPO	424,563	431,496	52,588
Corporate	—	—	(117,972)
Consolidated	$2,835,408	$2,863,836	$457,277
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)

	Year Ended April 30, 2022
	Fee revenue	Total revenue	Adjusted EBITDA(1)

	(in thousands)
Consulting	$650,204	$654,199	$116,108
Digital	349,025	349,437	110,050
Executive Search:
North America	605,704	609,258	181,615
EMEA	182,192	182,866	31,804
Asia Pacific	118,596	118,705	35,105
Latin America	29,069	29,079	9,089
Professional Search & Interim	297,096	297,974	106,015
RPO	394,832	401,937	59,126
Corporate	—	—	(109,984)
Consolidated	$2,626,718	$2,643,455	$538,928
______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets and impairment of right-of-use assets.

	Year Ended April 30, 2021
	Fee revenue	Total revenue	Adjusted EBITDA(1)

	(in thousands)
Consulting	$515,844	$517,046	$81,522
Digital	287,306	287,780	86,095
Executive Search:
North America	397,275	399,104	98,099
EMEA	138,954	139,213	11,742
Asia Pacific	83,306	83,463	16,676
Latin America	17,500	17,500	1,289
Professional Search & Interim	130,831	131,080	36,934
RPO	239,031	244,760	32,477
Corporate	—	—	(78,542)
Consolidated	$1,810,047	$1,819,946	$286,292
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes, integration/acquisition costs and restructuring charges, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Fee revenue attributed to an individual customer or country, other than the U.S. in fiscal year 2023 and 2022, and the U.S and United Kingdom in fiscal year 2021, did not account for more than 10% of the total fee revenue in those fiscal years. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
U.S.	$1,568,119	$1,348,377	$837,682
United Kingdom	255,797	247,617	189,893
Other countries	1,011,492	1,030,724	782,472
Total fee revenue	$2,835,408	$2,626,718	$1,810,047
Other than the U.S. in fiscal 2023 and 2022, and the U.S. and United Kingdom in fiscal 2021, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
U.S.(1)	$186,220	$185,228	$182,218
United Kingdom	22,893	26,711	34,081
Other countries	95,453	93,967	89,600
Total long-lived assets	$304,566	$305,906	$305,899
_______________________________
(1)Includes Corporate long-lived assets

13. Restructuring Charges, Net
In light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company initiated a plan (the “Plan”) intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there is excess capacity. Due to the implementation of the Plan, the Company recorded restructuring charges of $42.6 million during fiscal 2023 across all lines of business related to severance for positions that were eliminated. There were no restructuring charges in fiscal 2022.
In the fourth quarter of fiscal 2020, in light of the uncertainty in worldwide economic conditions caused by the coronavirus pandemic and, as part of a broader program aimed at further enhancing Korn Ferry’s strong balance sheet and liquidity position, the Company adopted a restructuring plan intended to adjust its cost base to the then-current economic environment and to position the Company to invest in its recovery. The Company continued the implementation of this restructuring plan in the first quarter of fiscal 2021 and this resulted in restructuring charges, net of $30.7 million during fiscal 2021 across all lines of business relating to severance for positions that were eliminated.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of May 1, 2020	$34,153
Restructuring charges, net	30,732
Reductions for cash payments	(56,387)
Non-cash payments	(3,968)
Exchange rate fluctuations	2,455
As of April 30, 2021	6,985
Reductions for cash payments	(4,829)
Exchange rate fluctuations	(654)
As of April 30, 2022	1,502
Restructuring charges, net	42,573
Reductions for cash payments	(24,485)
Non-cash payments	(10,827)
Exchange rate fluctuations	(759)
As of April 30, 2023	$8,004
As of April 30, 2023 and 2022, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.5 million as of April 30, 2022, which was included in other long-term liabilities.
Restructuring charges incurred by segment were as follows:

	Year Ended April 30
	2023	2022	2021

	(in thousands)
Consulting	$11,613	$—	$14,223
Digital	2,856	—	2,947
Executive Search:
North America	4,515	—	958
EMEA	12,732	—	8,868
Asia Pacific	2,129	—	181
Latin America	697	—	405
Professional Search & Interim	4,835	—	1,543
RPO	3,097	—	1,607
Corporate	99	—	—
Consolidated	$42,573	$—	$30,732

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
14. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by reportable segment were as follows:

	Consulting	Digital	Executive Search			Professional Search & Interim (1)	RPO (1)	Consolidated
			North America	EMEA	Asia Pacific

	(in thousands)
Balance as of May 1, 2021	$173,410	$326,628	$48,498	$47,449	$972	$15,705	$14,007	$626,669
Additions (2)	—	—	—	—	—	55,480	49,482	104,962
Exchange rate fluctuations	(440)	(1,274)	(934)	(877)	—	(1,329)	(1,185)	(6,039)
Balance as of April 30, 2022	172,970	325,354	47,564	46,572	972	69,856	62,304	725,592
Additions (3)	—	—	—	—	—	184,519	—	184,519
Exchange rate fluctuations	123	204	(1,327)	(171)	—	291	260	(620)
Balance as of April 30, 2023	$173,093	$325,558	$46,237	$46,401	$972	$254,666	$62,564	$909,491
_______________________________
(1)Segment data for FY'22 has been recast to reflect the division of the RPO & Professional Search segment into the RPO segment and Professional Search & Interim segment.
(2)Additions to goodwill in fiscal 2022 were due to $76.8 million and $28.2 million from the acquisition of the Lucas Group and Patina, respectively.
(3)Additions to goodwill in fiscal 2023 were due to $68.3 million and $116.2 million from the acquisition of the ICS and Salo, respectively.
Tax deductible goodwill from the acquisitions of Salo and ICS were $114.3 million and $64.9 million, respectively, as of April 30, 2023. Tax deductible goodwill from the Miller Heiman acquisition was $16.3 million and $22.7 million as of April 30, 2023 and 2022, respectively. Tax deductible goodwill from the PIVOT Leadership acquisition was $5.2 million and $5.9 million as of April 30, 2023 and 2022, respectively.
Intangible assets include the following:

	April 30, 2023			April 30, 2022

	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$192,099	$(104,429)	$87,670	$146,799	$(89,024)	$57,775
Intellectual property	69,100	(47,187)	21,913	69,100	(40,720)	28,380
Proprietary databases	4,256	(4,256)	—	4,256	(4,256)	—
Non-compete agreements	910	(910)	—	910	(910)	—
Trademarks	12,086	(7,123)	4,963	8,986	(5,261)	3,725
Total (1)	$278,451	$(163,905)	114,546	$230,051	$(140,171)	89,880
Exchange rate fluctuations			(120)			(110)
Total Intangible assets			$114,426			$89,770
_______________________________
(1)In fiscal 2023 there were intangible assets additions of $16.4 million and $32.0 million from the acquisition of the ICS and Salo, respectively. In fiscal 2022 there were intangible assets additions of $11.6 million and $5.7 million from the acquisition of the Lucas Group and Patina, respectively.

Acquisition-related intangible assets acquired in fiscal 2023 consists of customer relationships and tradenames of $45.3 million and $3.1 million, respectively, with weighted-average useful lives from the date of purchase of seven years and two years, respectively. Acquisition-related intangible assets acquired in fiscal 2022 consists of customer relationships and tradenames of $15.5 million and $1.8 million, respectively, with weighted-average useful lives from the date of purchase of seven years and two years, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Amortization expense for amortized intangible assets was $23.7 million, $20.3 million and $19.2 million during fiscal 2023, 2022 and 2021, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2024	$25,604
2025	24,256
2026	22,859
2027	17,106
2028	10,080
Thereafter	14,521
$114,426
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
Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to nine years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to six years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.
During fiscal 2023 and 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $5.5 million and $7.4 million, respectively, in the consolidated statements of income.
In fiscal 2023, the Company acquired ICS and Salo and as a result recognized ROU assets of $0.8 million and $2.1 million, respectively, with corresponding liabilities of $1.0 million and $2.9 million, respectively. In fiscal 2022, the Company acquired Lucas Group and Patina and as a result recognized ROU assets of $3.8 million and $0.2 million, respectively, with corresponding liabilities of $9.4 million and $0.7 million, respectively. In these acquisitions, the ROU assets were adjusted to reflect unfavorable lease terms when compared with current market rates.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
The components of lease expense were as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Finance lease cost
Amortization of ROU assets	$1,479	$1,065	$1,221
Interest on lease liabilities	190	84	114
	1,669	1,149	1,335
Operating lease cost	48,901	53,092	56,166
Short-term lease cost	833	966	474
Variable lease cost	11,157	10,986	11,592
Lease impairment cost	5,471	7,392	—
Sublease income	(3,420)	(1,119)	(657)
Total lease cost	$64,611	$72,466	$68,910
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2023	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$63,496	$62,996	$66,991
Financing cash flows from finance leases	$1,639	$1,157	$1,324

ROU assets obtained in exchange for lease obligations:
Operating leases	$19,015	$49,235	$13,638
Finance leases	$3,123	$1,586	$516

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
Supplemental balance sheet information related to leases was as follows:

	Year Ended April 30,
	2023	2022

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,103	$5,770
Accumulated depreciation	(2,741)	(3,085)
Property and equipment, net	$4,362	$2,685

Other accrued liabilities	$1,372	$1,049
Other liabilities	3,053	1,657
Total finance lease liabilities	$4,425	$2,706

Weighted average remaining lease terms:
Operating leases	4.5 years	5.1 years
Finance leases	3.8 years	3.3 years

Weighted average discount rate:
Operating leases	4.5%	4.3%
Finance leases	4.7%	3.2%
Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2024	$51,760	$1,545
2025	44,050	1,313
2026	39,548	935
2027	20,888	597
2028	10,125	438
Thereafter	16,295	—
Total lease payments	182,666	4,828
Less: imputed interest	17,625	403
Total	$165,041	$4,425

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
16. Acquisition
The following table provides a summary of the net assets acquired in the periods indicated (no acquisitions were completed in fiscal 2021).

	Year Ended April 30
	2023 (2)	2022 (3)

	(in thousands)
Current assets (1)	$37,586	$36,071
Long-term assets	5,736	9,351
Intangible assets	48,400	17,300
Current liabilities	18,327	17,672
Long-term liabilities	3,164	16,210
Net assets acquired	70,231	28,840
Purchase price	254,750	133,802
Goodwill	$184,519	$104,962
_______________________________
(1)Included in current assets is acquired receivables in the amount of $35.3 million and $24.5 million for acquisitions completed in fiscal 2023 and 2022, respectively.
(2)On February 1, 2023, the Company completed its acquisition of Salo for $155.4 million, net of cash acquired. Salo is a leading provider of finance, accounting and HR interim talent, with a strong focus on serving organizations in healthcare, among other industries. Actual results of operations of Salo are included in the Company's consolidated financial statements from February 1, 2023, the effective date of the acquisition.
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
(3)On April 1, 2022, the Company completed its acquisition of Patina for $42.9 million, net of cash acquired. Patina brought the Company interim executive solutions expertise across multiple industry verticals as well as offers ideal solutions for today’s nomadic labor market. Patina’s vast network of C-suite, top-tier, and professional interim talent spanned functional areas of expertise such as finance, operations, legal, human resources, IT and more. Actual results of operation of Patina are included in the Company’s consolidated financial statement from April 1, 2022, the effective date of the acquisition.
On November 1, 2021, the Company completed its acquisition of Lucas Group for $90.9 million, net of cash acquired. Lucas Group contributed a substantial professional search and interim expertise that has enhanced the Company’s search portfolio. Actual results of operations of Lucas Group are included in the Company’s consolidated financial statements from November 1, 2021, the effective date of the acquisition.
We believe the above acquisitions echo the commitment to scale the Company's solutions and further increase the Company's focus at the intersection of talent and strategy-wherever and however the needs of organizations evolve-and present real, tangible opportunities for Korn Ferry and our clients, looking for the right talent, that is highly agile, with specialized skills and expertise, to drive superior performance, including on an interim basis. The addition of these acquisitions to Korn Ferry’s broader talent acquisition portfolio–spanning Executive Search, RPO, Professional Search and Interim services–has accelerated Korn Ferry’s ability to capture additional shares of this significant market. All of the acquisitions in fiscal 2023 and 2022 are included in the Professional Search & Interim segment.
For each acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2023, the aggregate purchase price allocations for Salo and ICS remain preliminary with regard to income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances become available, not to exceed 12 months.
17. Commitments and Contingencies
Employment Agreements
The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents, which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2023 (continued)
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
18. Subsequent Event
Quarterly Dividend Declaration
On June 26, 2023, the Board of Directors of the Company approved an increase of 20% in the Company's quarterly dividend policy to $0.18 per share and declared an $0.18 per share dividend with a payment date of July 31, 2023 to holders of the Company’s common stock of record at the close of business on July 7, 2023. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.