Form 10-Q
period 2023-07-31
KORN FERRY
filed 2023-09-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 5, 2023 was 52,704,629 shares.

KORN FERRY

Item 1. Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2023	April 30, 2023
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$562,209	$844,024
Marketable securities	29,486	44,837
Receivables due from clients, net of allowance for doubtful accounts of $47,418 and $44,377 at July 31, 2023 and April 30, 2023, respectively	592,333	569,601
Income taxes and other receivables	58,443	67,512
Unearned compensation	66,878	63,476
Prepaid expenses and other assets	57,258	49,219
Total current assets	1,366,607	1,638,669

Marketable securities, non-current	189,359	179,040
Property and equipment, net	166,283	161,876
Operating lease right-of-use assets, net	132,638	142,690
Cash surrender value of company-owned life insurance policies, net of loans	200,103	197,998
Deferred income taxes	94,293	102,057
Goodwill	910,211	909,491
Intangible assets, net	107,979	114,426
Unearned compensation, non-current	121,918	103,607
Investments and other assets	24,077	24,590
Total assets	$3,313,468	$3,574,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$50,731	$53,386
Income taxes payable	22,868	19,969
Compensation and benefits payable	240,956	532,934
Operating lease liability, current	43,800	45,821
Other accrued liabilities	297,436	324,150
Total current liabilities	655,791	976,260

Deferred compensation and other retirement plans	425,215	396,534
Operating lease liability, non-current	110,823	119,220
Long-term debt	396,379	396,194
Deferred tax liabilities	6,170	5,352
Other liabilities	26,560	27,879
Total liabilities	1,620,938	1,921,439

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 77,474 and 76,693 shares issued and 52,705 and 52,269 shares outstanding at July 31, 2023 and April 30, 2023, respectively	429,093	429,754
Retained earnings	1,348,059	1,311,081
Accumulated other comprehensive loss, net	(90,471)	(92,764)
Total Korn Ferry stockholders' equity	1,686,681	1,648,071
Noncontrolling interest	5,849	4,934
Total stockholders' equity	1,692,530	1,653,005
Total liabilities and stockholders' equity	$3,313,468	$3,574,444
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended July 31,
	2023	2022

	(in thousands, except per share data)
Fee revenue	$699,189	$695,903
Reimbursed out-of-pocket engagement expenses	7,073	7,245
Total revenue	706,262	703,148

Compensation and benefits	479,881	465,626
General and administrative expenses	65,917	64,457
Reimbursed expenses	7,073	7,245
Cost of services	77,190	37,992
Depreciation and amortization	19,012	16,229
Restructuring charges, net	421	—
Total operating expenses	649,494	591,549

Operating income	56,768	111,599
Other income, net	13,577	775
Interest expense, net	(4,740)	(7,612)
Income before provision for income taxes	65,605	104,762
Income tax provision	18,420	26,226
Net income	47,185	78,536
Net income attributable to noncontrolling interest	(580)	(1,289)
Net income attributable to Korn Ferry	$46,605	$77,247

Earnings per common share attributable to Korn Ferry:
Basic	$0.89	$1.46
Diluted	$0.89	$1.45

Weighted-average common shares outstanding:
Basic	50,934	51,771
Diluted	51,082	52,106

Cash dividends declared per share:	$0.18	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Net income	$47,185	$78,536

Other comprehensive income (loss):
Foreign currency translation adjustments	2,466	(16,305)
Deferred compensation and pension plan adjustments, net of tax	27	51
Net unrealized gain (loss) on marketable securities, net of tax	135	(53)
Comprehensive income	49,813	62,229
Less: comprehensive income attributable to noncontrolling interest	(915)	(1,241)
Comprehensive income attributable to Korn Ferry	$48,898	$60,988
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
Net income	—	—	46,605	—	46,605	580	47,185
Other comprehensive income	—	—	—	2,293	2,293	335	2,628
Dividends paid to shareholders	—	—	(9,627)	—	(9,627)	—	(9,627)
Purchase of stock	(291)	(14,358)	—	—	(14,358)	—	(14,358)
Issuance of stock	727	5,217	—	—	5,217	—	5,217
Stock-based compensation	—	8,480	—	—	8,480	—	8,480
Balance as of July 31, 2023	52,705	$429,093	$1,348,059	$(90,471)	$1,686,681	$5,849	$1,692,530

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	77,247	—	77,247	1,289	78,536
Other comprehensive loss	—	—	—	(16,259)	(16,259)	(48)	(16,307)
Dividends paid to shareholders	—	—	(8,703)	—	(8,703)	—	(8,703)
Purchase of stock	(735)	(44,276)	—	—	(44,276)	—	(44,276)
Issuance of stock	1,047	4,857	—	—	4,857	—	4,857
Stock-based compensation	—	7,538	—	—	7,538	—	7,538
Balance as of July 31, 2022	53,502	$470,127	$1,203,067	$(108,444)	$1,564,750	$6,484	$1,571,234
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$47,185	$78,536
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,012	16,229
Stock-based compensation expense	8,728	7,757
Deferred income taxes	7,934	3,831
Provision for doubtful accounts	5,965	5,546
Impairment of right-of-use assets	1,629	—
Impairment of fixed assets	123	—
Gain on marketable securities	(12,796)	(58)
Gain on cash surrender value of life insurance policies	(1,966)	(2,029)
Change in other assets and liabilities:
Deferred compensation	27,453	23,469
Receivables due from clients	(28,697)	(52,347)
Income taxes and other receivables	(164)	(2,431)
Prepaid expenses and other assets	(8,039)	(11,600)
Unearned compensation	(21,713)	915
Income taxes payable	3,478	3,887
Accounts payable and accrued liabilities	(321,491)	(302,289)
Other	(1,128)	(1,302)
Net cash used in operating activities	(274,487)	(231,886)
Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	18,008	15,612
Proceeds from life insurance policies	9,332	50
Purchase of property and equipment	(15,659)	(16,646)
Premium on company-owned life insurance policies	(238)	(276)
Purchase of marketable securities	—	(39,308)
Dividends received from unconsolidated subsidiaries	—	150
Net cash provided by (used in) investing activities	11,443	(40,418)
Cash flows from financing activities:
Payments of tax withholdings on restricted stock	(10,175)	(21,870)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,696	4,371
Dividends paid to stockholders	(9,627)	(8,703)
Repurchases of common stock	(5,138)	(24,385)
Principal payments on finance leases	(382)	(412)
Payments on life insurance policy loans	—	(50)
Net cash used in financing activities	(20,626)	(51,049)
Effect of exchange rate changes on cash and cash equivalents	1,855	(14,933)
Net decrease in cash and cash equivalents	(281,815)	(338,286)
Cash and cash equivalents at beginning of period	844,024	978,070
Cash and cash equivalents at end of the period	$562,209	$639,784
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023
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
The Company services its clients with a core set of solutions that are anchored around talent and talent management – essentially touching every aspect of an employer’s engagement with their employees. Our five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. Our colleagues engage with our clients through the delivery of one of our core solutions as a point solution sale or through combining component parts of our core solutions into an integrated solution. In either case, we are solving our clients’ most challenging business and human capital issues.
Further differentiating our service offerings from our competitors is the unique combination of IP, content, and data sets that we have, which permeate all of our solution areas. For many years, we have been accumulating data around assessments of executives and professionals, pay, success profiles, organizational engagement and design, job architecture, and candidates. Integrating this unique collection of data into our service offerings provides our colleagues with differentiated points of view and solutions, as well as the ability to demonstrate the efficacy of all of our offerings.
Over the last three and one-half years, we have seen more change in the workplace than we did in the previous 15 years. Today, we find ourselves doing different work and working differently. Employees want to and they are working remotely. People don’t want to be tethered to a single company for their entire career. Rather, they want to have many new and unique experiences across many different employers – a career nomad of sorts. There is growing demand for companies to have responsibilities that go beyond delivering profits to shareholders, covering areas such as Environmental, Social and Governance. The continual advancement of technologies like Generative AI creates a constant demand for workers to be upskilled or reskilled. All of these changes and disruptions lead to opportunities for Korn Ferry and make us more relevant than at any time in our history. We have core and integrated solutions that line up to these issues and help our clients solve their most pressing business and Human Capital challenges.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 340 of our top clients that generate in excess of 35% of our consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and Human Capital issues. Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst all of our service offerings and our M&A activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
The Company has eight reportable segments that operate through the following five lines of business:
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
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
ideal organizational fit. Salary benchmarking then helps the Company build appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).
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
Basis of Consolidation and Presentation
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2023 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the Company's different industries. The accompanying consolidated financial statements include all adjustments consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year or any other period.
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
Use of Estimates and Uncertainties
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable.
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
Digital fee revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2023 and April 30, 2023, the Company’s investments in cash equivalents consisted of money market funds. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2023 and 2022, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
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
As of July 31, 2023 and April 30, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
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
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended July 31, 2023, the Company reduced its real estate footprint and as a result, the Company recorded an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the consolidated statements of income in general and administrative expenses. During the three months ended July 31, 2022, there were no impairment charges recorded.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2023, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of July 31, 2023 and April 30, 2023, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any impairment as of July 31, 2023 and April 30, 2023.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have not been significant and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $92.1 million and $101.8 million during the three months ended July 31, 2023 and 2022, respectively, included in compensation and benefits expense in the consolidated statements of income.
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
Restructuring Charges, Net
The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such changes at fair value. Changes in the estimate of the restructuring charges are recorded in the period the change is determined.
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
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard became effective for fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations that occur after the effective date. The Company adopted this guidance in its fiscal year beginning May 1, 2023 and the adoption of this guidance did not have a material impact on the consolidated financial statements.
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
Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings per share.
During the three months ended July 31, 2023 and 2022, restricted stock awards of 1.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2023	2022

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$46,605	$77,247
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,021	1,645
Basic net earnings attributable to common stockholders	45,584	75,602
Add: undistributed earnings to nonvested restricted stockholders	806	1,474
Less: reallocation of undistributed earnings to nonvested restricted stockholders	804	1,465
Diluted net earnings attributable to common stockholders	$45,586	$75,611

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	50,934	51,771
Effect of dilutive securities:
Restricted stock	146	335
ESPP	2	—
Diluted weighted-average number of common shares outstanding	51,082	52,106

Net earnings per common share:
Basic earnings per share	$0.89	$1.46
Diluted earnings per share	$0.89	$1.45
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
The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2023	April 30, 2023

	(in thousands)
Foreign currency translation adjustments	$(94,729)	$(96,860)
Deferred compensation and pension plan adjustments, net of tax	4,408	4,381
Marketable securities unrealized loss, net of tax	(150)	(285)
Accumulated other comprehensive loss, net	$(90,471)	$(92,764)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized gains arising during the period	2,131	—	135	2,266
Reclassification of realized net losses to net income	—	27	—	27
Balance as of July 31, 2023	$(94,729)	$4,408	$(150)	$(90,471)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized losses arising during the period	(16,257)	—	(53)	(16,310)
Reclassification of realized net losses to net income	—	51	—	51
Balance as of July 31, 2022	$(108,974)	$1,012	$(482)	$(108,444)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Restricted stock	$8,480	$7,538
ESPP	248	219
Total stock-based compensation expense	$8,728	$7,757
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
Restricted Stock
The Company grants time-based restricted stock awards to executive officers and other senior employees that generally vest over a four-year period. In addition, certain key management members typically receive time-based restricted stock awards upon commencement of employment and may receive them annually in conjunction with the Company’s

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
performance review. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.
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
Restricted stock activity during the three months ended July 31, 2023 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2023	2,063	$50.12
Granted	805	$50.42
Vested	(622)	$39.57
Forfeited/expired	(129)	$54.40
Non-vested, July 31, 2023	2,117	$53.07
As of July 31, 2023, there were 0.7 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $29.3 million.
As of July 31, 2023, there was $94.9 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended July 31, 2023 and 2022, 201,441 shares and 365,464 shares of restricted stock totaling $10.2 million and $21.9 million, respectively, were withheld by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company’s 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company’s stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company’s common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. During the three months ended July 31, 2023 and 2022, employees purchased 105,311 shares at $44.59 per share and 83,704 shares at $52.22 per share, respectively. As of July 31, 2023, the ESPP had approximately 1.7 million shares remaining available for future issuance.
Common Stock
During the three months ended July 31, 2023 and 2022, the Company repurchased (on the open market or through privately negotiated transactions) 90,000 shares of the Company’s common stock for $4.2 million and 369,867 shares for $22.4 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2023 and April 30, 2023:

	July 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Gain
Level 2:
Corporate notes/bonds	$19,327	$—	$(203)	$19,124	$—	$19,124	$—	$—
Total debt investments	$19,327	$—	$(203)	$19,124	$—	$19,124	$—	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$199,721	$—	$10,362	$189,359	$—
Total equity investments				$199,721	$—	$10,362	$189,359	$—
Cash				$520,898	$520,898	$—	$—	$—
Money market funds				41,311	41,311	—	—	—
Level 2:
Foreign currency forward contracts				859	—	—	—	859
Total				$781,913	$562,209	$29,486	$189,359	$859

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)

	April 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $192.5 million and $172.2 million as of July 31, 2023 and April 30, 2023, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $16.8 million and $21.9 million as of July 31, 2023 and April 30, 2023, respectively. During the three months ended July 31, 2023 and 2022, the fair value of the investments increased; therefore, the Company recognized a gain of $12.8 million and $0.1 million, respectively, which was recorded in other income, net.

As of July 31, 2023, available-for-sale marketable securities had remaining maturities ranging from 1 month to 10 months. During the three months ended July 31, 2023 and 2022, there were $17.2 million and $14.4 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2023 and April 30, 2023, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of July 31, 2023 were $11.9 million, while unrealized losses that relate to equity securities held as of July 31, 2022 were $0.5 million.
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2023	April 30, 2023

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,573	$2,813
Derivative liabilities:
Foreign currency forward contracts	$714	$680

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
As of July 31, 2023, the total notional amounts of the forward contracts purchased and sold were $84.6 million and $21.2 million, respectively. As of April 30, 2023, the total notional amounts of the forward contracts purchased and sold were $112.7 million and $41.1 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three months ended July 31, 2023 and 2022, the Company incurred gains of $1.7 million and losses of $0.6 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains and losses offset foreign currency losses and gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Service cost	$9,833	$9,143
Interest cost	3,357	2,387
Amortization of actuarial loss	184	218
Expected return on plan assets (1)	(272)	(289)
Net periodic service credit amortization	(101)	(101)
Net periodic benefit costs (2)	$13,001	$11,358
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% and 5.50% for July 31, 2023 and 2022, respectively.

(2)	The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $277.2 million and $275.1 million as of July 31, 2023 and April 30, 2023, respectively, was offset by outstanding policy loans of $77.1 million in the accompanying consolidated balance sheets as of both July 31, 2023 and April 30, 2023. The CSV value of the underlying COLI investments increased by $2.0 million during both the three months ended July 31, 2023 and 2022, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.
The Company’s ECAP is intended to provide certain employees an opportunity to defer their salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key members of management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2023 and 2022, deferred compensation liability increased; therefore, the Company recognized compensation expense of $12.5 million and $0.9 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
$12.8 million and $0.1 million during the three months ended July 31, 2023 and 2022, respectively, recorded in other income, net on the consolidated statements of income. (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023

	(in thousands)
Contract assets-unbilled receivables	$114,635	$99,442
Contract liabilities-deferred revenue	$241,734	$257,067
During the three months ended July 31, 2023, we recognized revenue of $88.2 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of July 31, 2023, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,049.0 million. Of the $1,049.0 million of remaining performance obligations, the Company expects to recognize approximately $470.5 million in the remainder of fiscal 2024, $344.2 million in fiscal 2025, $144.6 million in fiscal 2026 and the remaining $89.7 million in fiscal 2027 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$201,918	28.9%	$195,909	28.2%
Financial Services	128,324	18.3	118,799	17.1
Life Sciences/Healthcare	119,354	17.1	133,204	19.1
Technology	115,773	16.6	122,652	17.6
Consumer Goods	96,427	13.8	95,948	13.8
Education/Non–Profit/General	37,393	5.3	29,391	4.2
Fee Revenue	$699,189	100.0%	$695,903	100.0%
8. Credit Losses
The Company is exposed to credit losses primarily through the services it provides. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2023	$44,377
Provision for credit losses	5,965
Write-offs	(3,153)
Recoveries of amounts previously written off	95
Foreign currency translation	134
Balance at July 31, 2023	$47,418
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at July 31, 2023
Corporate notes/bonds	$—	$—	$18,121	$203	$18,121	$—
Balance at April 30, 2023
Commercial paper	$8,229	$26	$3,492	$4	$11,721	$—
Corporate notes/bonds	$9,581	$123	$13,815	$232	$20,489	$2,907
The unrealized losses on 7 investments in commercial paper securities on April 30, 2023, and unrealized losses on 13 and 16 investments in corporate notes/bonds on July 31, 2023 and April 30, 2023, respectively, were caused by fluctuations in market interest rates. The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was an expense of $18.4 million in the three months ended July 31, 2023, with an effective tax rate of 28.1%, compared to an expense of $26.2 million in the three months ended July 31, 2022, with an effective tax rate of 25.0%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the tax benefit recorded in the three months ended July 31, 2023 in connection with the windfall from stock-based awards that vested during the three months ended July 31, 2023 was less than the benefit recorded for the three months ended July 31, 2022 in connection with the windfall from stock-based awards that vested during the year-ago quarter. The windfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company’s financial statements over the awards’ vesting period.
10. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
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
Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Digital, Professional Search & Interim and RPO are managed by their Chief Executive Officers. Beginning in the second quarter of fiscal 2024, Digital will be led by the President of Technology. The Executive Search geographic regional leaders and the Chief Executive Officers of Consulting, Professional Search & Interim and RPO and the President of Technology report directly to the Chief Executive Officer of the Company. The Company also operates Corporate to record global expenses.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
Financial highlights are as follows:

	Three Months Ended July 31,
	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$699,189	$695,903
Total revenue	$706,262	$703,148

Net income attributable to Korn Ferry	$46,605	$77,247
Net income attributable to noncontrolling interest	580	1,289
Other income, net	(13,577)	(775)
Interest expense, net	4,740	7,612
Income tax provision	18,420	26,226
Operating income	56,768	111,599
Depreciation and amortization	19,012	16,229
Other income, net	13,577	775
Integration/acquisition costs	4,128	3,605
Impairment of fixed assets	123	—
Impairment of right-of-use assets	1,629	—
Restructuring charges, net	421	—
Adjusted EBITDA(1)	$95,658	$132,208
___________________

(1)	Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net when applicable.
Financial highlights by reportable segments are as follows:

	Three Months Ended July 31,
	2023			2022
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$168,088	$170,793	$25,180	$166,484	$168,735	$29,550
Digital	87,986	88,012	24,325	83,761	83,815	24,178
Executive Search:
North America	127,498	129,413	28,756	151,544	152,884	43,749
EMEA	46,776	47,135	5,638	47,056	47,329	8,515
Asia Pacific	24,539	24,610	6,315	26,381	26,452	7,351
Latin America	6,421	6,422	1,741	7,808	7,809	2,617
Professional Search & Interim	142,179	143,069	24,329	98,947	100,052	29,161
RPO	95,702	96,808	10,471	113,922	116,072	17,709
Corporate	—	—	(31,097)	—	—	(30,622)
Consolidated	$699,189	$706,262	$95,658	$695,903	$703,148	$132,208

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
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
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of July 31, 2023. As of July 31, 2023 and April 30, 2023, the fair value of the Notes was $377.0 million and $381.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.
Long-term debt, at amortized cost, consisted of the following:

In thousands	July 31, 2023	April 30, 2023

Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,621)	(3,806)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,379	$396,194
Credit Facilities
On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent, to, among other things, (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with forward-looking Secured Overnight Financing Rate (“SOFR”) term rate ("Term SOFR") as described below, and (iv) replace the existing financial covenants with the financial covenant described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Delayed Draw Facility expired on June 24, 2023. The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.
The Amended Credit Agreement contains certain customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Amended Credit Agreement contains a covenant that requires the

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
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
Amounts outstanding under the Amended Credit Agreement will bear interest at a rate equal to, at the Company’s election, either Term SOFR plus a SOFR adjustment of 0.10%, plus an interest rate margin between 1.125% per annum and 2.00% per annum, depending on the Company’s consolidated net leverage ratio, or base rate plus an interest rate margin between 0.125% per annum and 1.00% per annum depending on the Company’s consolidated net leverage ratio. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the actual daily unused amount of the Revolver, based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
As of July 31, 2023 and April 30, 2023, there was no outstanding liability under the Credit Facilities. The unamortized debt issuance costs associated with the Amended Credit Agreement was $3.9 million and $4.2 million as of July 31, 2023 and April 30, 2023, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of July 31, 2023, the Company was in compliance with its debt covenants.
The Company had a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit were issued as of July 31, 2023 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $10.9 million and $11.5 million of standby letters with other financial institutions as of July 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
During the three months ended July 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million in the consolidated statements of income. No impairment charge of the ROU assets was recorded during the three months ended July 31, 2022.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
The components of lease expense were as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Finance lease cost
Amortization of ROU assets	$402	$373
Interest on lease liabilities	54	48
	456	421
Operating lease cost	11,697	12,415
Short-term lease cost	269	163
Variable lease cost	3,191	2,655
Lease impairment cost	1,629	—
Sublease income	(1,063)	(507)
Total lease cost	$16,179	$15,147
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,568	$15,513
Financing cash flows from finance leases	$382	$412

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,219	$3,555
Finance leases	$447	$2,384

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
Supplemental balance sheet information related to leases was as follows:

	July 31, 2023	April 30, 2023

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,674	$7,103
Accumulated depreciation	(3,169)	(2,741)
Property and equipment, net	$4,505	$4,362

Other accrued liabilities	$1,529	$1,372
Other liabilities	3,113	3,053
Total finance lease liabilities	$4,642	$4,425

Weighted average remaining lease terms:
Operating leases	4.3 years	4.5 years
Finance leases	3.6 years	3.8 years

Weighted average discount rate:
Operating leases	4.8%	4.5%
Finance leases	4.9%	4.7%
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2024 (excluding the three months ended July 31, 2023)	$38,363	$1,325
2025	44,632	1,484
2026	40,132	1,089
2027	21,304	689
2028	10,370	467
Thereafter	16,211	—
Total lease payments	171,012	5,054
Less: imputed interest	16,389	412
Total	$154,623	$4,642
13. Restructuring Charges, Net
During the three months ended July 31, 2023, the Company made adjustments to previously recorded restructuring accruals resulting in restructuring charges of $0.4 million, of which $0.2 million and $0.2 million were recorded in Consulting and Executive Search EMEA, respectively. There were no restructuring charges during the three months ended July 31, 2022.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2023 (continued)
Changes in the restructuring liability during the three months ended July 31, 2023 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2023	$8,004
Restructuring charges, net	421
Reductions for cash payments	(4,109)
Exchange rate fluctuations	(16)
As of July 31, 2023	$4,300
As of July 31, 2023 and April 30, 2023, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets.
14. Subsequent Event
Quarterly Dividend Declaration
On September 6, 2023, the Board of Directors of the Company declared a cash dividend of $0.18 per share with a payment date of October 13, 2023 to holders of the Company’s common stock of record at the close of business on September 22, 2023. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our restructuring plans and business strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, interest rates, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance, develop and respond to new technology, including artificial intelligence, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Salo LLC ("Salo"), resulting organizational changes, our indebtedness, those relating to the ultimate magnitude and duration of any pandemic or outbreaks, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
The Company services its clients with a core set of solutions that are anchored around talent and talent management – essentially touching every aspect of an employer’s engagement with their employees. Our five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. Our colleagues engage with our clients through the delivery of one of our core solutions as a point solution sale or through combining component parts of our core solutions into an integrated solution. In either case, we are solving our clients’ most challenging business and human capital issues.

Further differentiating our service offerings from our competitors is the unique combination of IP, content, and data sets that we have, which permeate all of our solution areas. For many years, we have been accumulating data around assessments of executives and professionals, pay, success profiles, organizational engagement and design, job architecture, and candidates. Integrating this unique collection of data into our service offerings provides our colleagues with differentiated points of view and solutions, as well as the ability to demonstrate the efficacy of all of our offerings.
Over the last three and one-half years, we have seen more change in the workplace than we did in the previous 15 years. Today, we find ourselves doing different work and working differently. Employees want to and they are working remotely. People don’t want to be tethered to a single company for their entire career. Rather, they want to have many new and unique experiences across many different employers – a career nomad of sorts. There is growing demand for companies to have responsibilities that go beyond delivering profits to shareholders, covering areas such as Environmental, Social and Governance. The continual advancement of technologies like Generative AI creates a constant demand for workers to be upskilled or reskilled. All of these changes and disruptions lead to opportunities for Korn Ferry and make us more relevant than at any time in our history. We have core and integrated solutions that line up to these issues and help our clients solve their most pressing business and Human Capital challenges.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 340 of our top clients that generate in excess of 35% of our consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and Human Capital issues. Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst all of our service offerings and our M&A activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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
Highlights of our performance in fiscal 2023 include:
•Approximately 78% of the executive searches we performed in fiscal 2023 were for board level, chief executive and other senior executive and general management positions. Our more than 4,000 search engagement clients in fiscal 2023 included many of the world’s largest and most prestigious public and private companies.
•We have built strong client loyalty, with nearly 80% of the assignments performed during fiscal 2023 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

•Approximately 80% of our revenues were generated from clients that have utilized multiple lines of our business.
•In fiscal 2023, we acquired Infinity Consulting Solutions ("ICS") and Salo. ICS is a provider of senior-level IT interim professional solutions with additional expertise in the area of compliance and legal, accounting and finance, and human resources. Salo is a leading provider of finance, accounting and human resources ("HR") interim talent.
Performance Highlights
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended July 31, 2023, Adjusted EBITDA excluded $4.1 million of integration, $1.6 million impairment of right-of-use assets, $0.4 million of restructuring charges, net and $0.1 million impairment of fixed assets. For the three months ended July 31, 2022, Adjusted EBITDA excluded $3.6 million of integration/acquisition costs.
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
Fee revenue was $699.2 million during the three months ended July 31, 2023, an increase of $3.3 million, compared to $695.9 million in the three months ended July 31, 2022. Fee revenue increased primarily due to an increase in the interim portion of the Professional Search & Interim segment as a result of the acquisitions of ICS and Salo (collectively, the "acquisitions"). This was partially offset by decreases in fee revenue from Executive Search, RPO, and the permanent placement portion of Professional Search & Interim primarily due to a decline in demand driven by global economic slowdown and other factors. Exchange rates favorably impacted fee revenue by $1.0 million in the three months ended July 31, 2023 compared to the year-ago quarter. Net income attributable to Korn Ferry in the three months ended July 31, 2023 was $46.6 million, which decreased by $30.6 million as compared to $77.2 million in the year-ago quarter. The decrease in net income attributable to Korn Ferry was primarily due to a higher cost of service expense associated with the acquisitions in the Interim businesses, and an increase in compensation and benefits expense. These increases were partially offset by an increase in other income, and a decrease in income tax provision. Adjusted EBITDA in the three months ended July 31, 2023 was $95.7 million, which decreased by $36.5 million as compared to $132.2 million in the year-ago quarter. During the three months ended July 31, 2023, the Executive Search, Consulting, Digital, Professional Search & Interim, and RPO lines of business contributed $42.5 million, $25.2 million, $24.3 million, $24.3 million, and $10.5 million, respectively, to Adjusted EBITDA, which was partially offset by Corporate expenses net of other income of $31.1 million.
Our cash, cash equivalents and marketable securities decreased by $286.8 million to $781.1 million at July 31, 2023, compared to $1,067.9 million at April 30, 2023. This decrease was mainly due to annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024, long-term retention awards, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), capital expenditures, stock repurchases and dividends paid to stockholders during the three months ended July 31, 2023. As of July 31, 2023, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $187.1 million and a fair value of $199.7 million. Our vested obligations for which these assets were held in trust totaled $192.5 million as of July 31, 2023 and our unvested obligations totaled $16.8 million.
Our working capital increased by $48.4 million to $710.8 million as of July 31, 2023, as compared to $662.4 million at April 30, 2023. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $645.4 million and $1,145.4 million available under the Credit Facilities (defined in Liquidity and Capital Resources) after $4.6 million and $4.6 million of standby letters of credit issued as of July 31, 2023 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023 and is no longer available as a source of liquidity. We had a total of $10.9 million and $11.5 million of standby letters of credit with other financial institutions as of July 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2023	2022
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.0	1.0
Total revenue	101.0	101.0
Compensation and benefits	68.6	66.9
General and administrative expenses	9.4	9.3
Reimbursed expenses	1.0	1.0
Cost of services	11.0	5.5
Depreciation and amortization	2.7	2.3
Restructuring charges, net	0.1	—
Operating income	8.1	16.0
Net income	6.7%	11.3%
Net income attributable to Korn Ferry	6.7%	11.1%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$168,088	24.0%	$166,484	23.9%
Digital	87,986	12.6	83,761	12.0
Executive Search:
North America	127,498	18.2	151,544	21.8
EMEA	46,776	6.7	47,056	6.8
Asia Pacific	24,539	3.5	26,381	3.8
Latin America	6,421	0.9	7,808	1.1
Total Executive Search	205,234	29.4	232,789	33.5
Professional Search & Interim	142,179	20.3	98,947	14.2
RPO	95,702	13.7	113,922	16.4
Total fee revenue	699,189	100.0%	695,903	100.0%
Reimbursed out-of-pocket engagement expense	7,073		7,245
Total revenue	$706,262		$703,148

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

	Three Months Ended July 31,
	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$699,189	$695,903
Total revenue	$706,262	$703,148

Net income attributable to Korn Ferry	$46,605	$77,247
Net income attributable to noncontrolling interest	580	1,289
Other income, net	(13,577)	(775)
Interest expense, net	4,740	7,612
Income tax provision	18,420	26,226
Operating income	56,768	111,599
Depreciation and amortization	19,012	16,229
Other income, net	13,577	775
Integration/acquisition costs	4,128	3,605
Impairment of fixed assets	123	—
Impairment of right-of-use assets	1,629	—
Restructuring charges, net	421	—
Adjusted EBITDA	$95,658	$132,208
Adjusted EBITDA margin	13.7%	19.0%

	Three Months Ended July 31,
	2023				2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$168,088	$170,793	$25,180	15.0%	$166,484	$168,735	$29,550	17.7%
Digital	87,986	88,012	24,325	27.6%	83,761	83,815	24,178	28.9%
Executive Search:
North America	127,498	129,413	28,756	22.6%	151,544	152,884	43,749	28.9%
EMEA	46,776	47,135	5,638	12.1%	47,056	47,329	8,515	18.1%
Asia Pacific	24,539	24,610	6,315	25.7%	26,381	26,452	7,351	27.9%
Latin America	6,421	6,422	1,741	27.1%	7,808	7,809	2,617	33.5%
Total Executive Search	205,234	207,580	42,450	20.7%	232,789	234,474	62,232	26.7%
Professional Search & Interim	142,179	143,069	24,329	17.1%	98,947	100,052	29,161	29.5%
RPO	95,702	96,808	10,471	10.9%	113,922	116,072	17,709	15.5%
Corporate	—	—	(31,097)		—	—	(30,622)
Consolidated	$699,189	$706,262	$95,658	13.7%	$695,903	$703,148	$132,208	19.0%

Three Months Ended July 31, 2023 Compared to Three Months Ended July 31, 2022
Fee Revenue
Fee Revenue. Fee revenue was $699.2 million in the three months ended July 31, 2023, an increase of $3.3 million compared to $695.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.0 million, in the three months ended July 31, 2023 compared to the year-ago quarter. Fee revenue remained constant primarily due to an increase in the Interim portion of the Professional Search & Interim segment resulting from the acquisitions, partially offset by decreases in Executive Search, RPO and permanent placements of Professional Search & Interim due to a decline in demand for such services driven by the global economic slowdown.
Consulting. Consulting reported fee revenue of $168.1 million, an increase of $1.6 million, or 1%, in the three months ended July 31, 2023 compared to $166.5 million in the year-ago quarter. The slight increase in fee revenue was primarily driven by growth in assessment & succession. Exchange rates favorably impacted fee revenue by $0.3 million in the three months ended July 31, 2023 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $88.0 million, an increase of $4.2 million, or 5%, in the three months ended July 31, 2023 compared to $83.8 million in the year-ago quarter. The increase in fee revenue was primarily due to growth in subscription-based fee revenue. Exchange rates unfavorably impacted fee revenue by $0.1 million in the three months ended July 31, 2023 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $127.5 million, a decrease of $24.0 million, or 16%, in the three months ended July 31, 2023 compared to $151.5 million in the year-ago quarter driven by a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment. North America’s fee revenue decreased primarily due to a 16% decrease in the number of engagements billed during the three months ended July 31, 2023 compared to the year-ago quarter driven by a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $46.8 million, a decrease of $0.3 million, or 1%, in the three months ended July 31, 2023 compared to $47.1 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.5 million, or 3%, in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was primarily due to a 4% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2023 compared to the year-ago quarter. Performance in France and United Arab Emirates were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2023 compared to the year-ago quarter, partially offset by an increase in fee revenue in United Kingdom and Denmark.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $24.5 million, a decrease of $1.9 million, or 7%, in the three months ended July 31, 2023 compared to $26.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.9 million, or 3%, in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was due to a 15% decrease in the number of engagements billed, due to a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment. This was partially offset by a 13% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2023 compared to the year-ago quarter. The performance in China and Singapore were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2023 compared to the year-ago quarter, partially offset by an increase in fee revenue in Japan.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $6.4 million, a decrease of $1.4 million, or 18%, in the three months ended July 31, 2023 compared to $7.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.6 million, or 8%, in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was primarily driven by a 24% decrease in the number of engagements billed, due to a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment during the three months ended July 31, 2023 compared to the year-ago quarter. The performance in Brazil was the primary contributor to the decrease in fee revenue in the three months ended July 31, 2023 compared to the year-ago quarter, partially offset by an increase in fee revenue in Colombia.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $142.2 million, an increase of $43.3 million, or 44%, in the three months ended July 31, 2023 compared to $98.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.2 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue of $59.1 million mainly driven by the acquisitions. This increase was partially offset by a decrease in permanent placement fee revenue of $15.8 million.

RPO. RPO reported fee revenue of $95.7 million, a decrease of $18.2 million, or 16%, in the three months ended July 31, 2023 compared to $113.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.1 million in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was primarily due to a decline in the number of placements being requested by existing clients.
Compensation and Benefits
Compensation and benefits expense increased by $14.3 million, or 3%, to $479.9 million in the three months ended July 31, 2023 from $465.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.1 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher deferred compensation expenses of $12.8 million as a result of an increase in the fair value of participants' accounts compared to the year-ago quarter and an increase in severance expense of $5.2 million due to lay-offs that took place during the quarter. Also contributing to the increase in compensation and benefits were increases in salaries and related payroll taxes of $4.4 million and $2.6 million more in integration/acquisition costs in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by lower performance-related bonus expense of $9.7 million and a decrease of $1.2 million in costs associated with the use of outside contractors in the three months ended July 31, 2023 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, increased to 69% in the three months ended July 31, 2023 from 67% in the year-ago quarter.
Consulting compensation and benefits expense increased by $7.3 million, or 6%, to $121.1 million in the three months ended July 31, 2023 from $113.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.3 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $2.1 million due to higher segment fee revenue, and salaries and related payroll taxes of $2.0 million in the three months ended July 31, 2023 compared to the year-ago quarter. Additionally, an increase in deferred compensation expense of $1.4 million due to an increase in the fair value of participants' accounts also contributed to the increase in compensation and benefits expense. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 72% in the three months ended July 31, 2023 from 68% in the year-ago quarter.
Digital compensation and benefits expense increased by $3.0 million, or 7%, to $46.7 million in the three months ended July 31, 2023 from $43.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.2 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in performance-related bonus expense of $2.7 million and to a lesser extent an increase in salaries and related payroll taxes of $1.8 million due to an increase in average headcount in the three months ended July 31, 2023 compared to the year-ago quarter, partially offset by a decrease in stock-based compensation of $0.8 million. Digital compensation and benefits expense, as a percentage of fee revenue, increased to 53% in the three months ended July 31, 2023 from 52% in the year-ago quarter.
Executive Search North America compensation and benefits expense increased by $0.7 million, or 1%, to $98.6 million in the three months ended July 31, 2023 compared to $97.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.3 million in the three months ended July 31, 2023 compared to the year-ago quarter. Compensation and benefits expense increased primarily due to an increase in deferred compensation expense of $8.8 million as a result of an increase in the fair value of the participants' accounts, partially offset by a decrease in performance-related bonus expense of $7.8 million driven by the lower segment fee revenue in the three months ended July 31, 2023 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the three months ended July 31, 2023 from 65% in the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $2.7 million, or 8%, to $37.3 million in the three months ended July 31, 2023 compared to $34.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.8 million, or 2%, in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in severance expense of $3.9 million, amortization of long-term incentive awards of $1.8 million, and salaries and related payroll taxes of $1.4 million due to an increase in average headcount of 4% in the three months ended July 31, 2023 compared to the year-ago quarter and wage inflation. The increase in compensation and benefits expense was partially offset by a decrease in performance-related bonus expense of $3.6 million as a result of the lower segment fee revenue and profitability. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 80% in the three months ended July 31, 2023 from 74% in the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense decreased by $0.6 million, or 4%, to $16.1 million in the three months ended July 31, 2023 compared to $16.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $0.4 million, or 2%, in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $0.3 million driven by lower segment fee in the three months ended July 31, 2023 compared to the year-ago quarter. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 66% in the three months ended July 31, 2023 from 63% in the year-ago quarter.
Executive Search Latin America compensation and benefits expense increased by $0.2 million, or 4%, to $4.9 million in the three months ended July 31, 2023 compared to $4.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.3 million, or 6%, in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in deferred compensation expenses of $0.3 million as a result of an increase in the fair value of participants' accounts compared to the year-ago quarter, and salaries and payroll taxes of $0.3 million due to an increase in average headcount of 3% in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by lower performance-related bonus expense of $0.4 million. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, increased to 76% in the three months ended July 31, 2023 from 60% in the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $9.4 million, or 19%, to $59.4 million in the three months ended July 31, 2023 from $50.0 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.1 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase was primarily due to increases in salaries and related payroll taxes of $5.4 million and integration/acquisition costs of $2.6 million due to the acquisitions, which resulted in an increase in average headcount of 16% in the three months ended July 31, 2023 compared to the year-ago quarter. Also contributing to higher compensation and benefit expense was an increase in performance-related bonus expense of $0.8 million and an increase in deferred compensation expenses of $0.8 million as a result of an increase in the fair value of participants' accounts compared to the year-ago quarter. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 42% in the three months ended July 31, 2023 from 51% in the year-ago quarter.
RPO compensation and benefits expense decreased by $10.8 million, or 12%, to $77.6 million in the three months ended July 31, 2023 from $88.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.2 million in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $7.1 million as a result of a 16% decrease in average headcount in the three months ended July 31, 2023 compared to the year-ago quarter. Also contributing to the lower compensation and benefits expense were decreases of $3.2 million in performance-related bonus expense due to lower segment fee revenue, and $1.5 million associated with the use of outside contractors, partially offset by an increase in severance expense of $1.0 million. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 81% in the three months ended July 31, 2023 from 78% in the year-ago quarter.
Corporate compensation and benefits expense increased by $2.5 million, or 16%, to $18.2 million in the three months ended July 31, 2023 from $15.7 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher deferred compensation expenses of $1.0 million due to an increase in the fair value of participants' accounts in the three months ended July 31, 2023 compared to the year-ago quarter, combined with an increase in stock-based compensation expense of $1.0 million.
General and Administrative Expenses
General and administrative expenses increased by $1.4 million, or 2%, to $65.9 million in the three months ended July 31, 2023 from $64.5 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $0.5 million, or 1%, in the three months ended July 31, 2023 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to increases of $1.8 million in marketing and business development expense and $1.4 million in computer software licenses expense. Further contributing to the increase in general and administrative expenses was the impairment of right-of-use assets of $1.6 million associated with the reduction of the Company's real estate footprint in the three months ended July 31, 2023. These increases were partially offset by decreases in integration/acquisition costs of $2.0 million and in legal and other professional fees of $1.4 million. General and administrative expenses, as a percentage of fee revenue, were 9% for both the three months ended July 31, 2023 and 2022.
Consulting general and administrative expenses increased by $1.7 million, or 13%, to $14.6 million in the three months ended July 31, 2023 compared to $12.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees of $0.9 million and a higher bad debt expense of $0.8 million. Further contributing to the increase in general and administrative expenses was an impairment of right-of-use assets of $0.6 million as a result of the reduction of the Company's real estate footprint in the three months ended July 31, 2023 compared to the year-ago quarter. Consulting general and administrative expenses, as a percentage of fee revenue, increased to 9% in the three months ended July 31, 2023 from 8% in the year-ago quarter.

Digital general and administrative expenses increased by $0.4 million, or 4%, to $9.5 million in the three months ended July 31, 2023 from $9.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily driven by increases in computer software licenses expense of $0.7 million and foreign exchange loss of $0.3 million in the three months ended July 31, 2023 compared to the year-ago quarter. The increase was partially offset by decreases of $0.2 million in marketing and business development and $0.2 million in legal and other professional fees. Digital general and administrative expenses, as a percentage of fee revenue, were 11% for both the three months ended July 31, 2023 and 2022.
Executive Search North America general and administrative expenses increased by $0.6 million, or 7%, to $9.0 million in the three months ended July 31, 2023 compared to $8.4 million in the year-ago quarter. The increase in general and administrative expenses was primarily due the impairment of right-of-use assets of $0.5 million associated with the reduction of the Company's real estate footprint in the three months ended July 31, 2023 compared to the year-ago quarter. Executive Search North America general and administrative expenses, as a percentage of fee revenue, increased to 7% in the three months ended July 31, 2023 from 6% in the year-ago quarter.
Executive Search EMEA general and administrative expenses increased by $0.3 million, or 8%, to $4.1 million in the three months ended July 31, 2023 from $3.8 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in impairment of right-of-use assets of $0.4 million associated with the reduction of the Company's real estate footprint. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, increased to 9% in the three months ended July 31, 2023 from 8% in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses were $2.4 million in the three months ended July 31, 2023 compared to $2.5 million in the year-ago quarter, essentially flat. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, increased to 10% in the three months ended July 31, 2023 from 9% in the year-ago quarter.
Executive Search Latin America recognized a reduction in general and administrative expenses of $0.7 million in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease in general and administrative expenses was primarily due to an increase in foreign exchange gain of $0.5 million in the three months ended July 31, 2023 compared to the year-ago quarter.
Professional Search & Interim general and administrative expenses increased by $0.4 million, or 6%, to $6.7 million in the three months ended July 31, 2023 compared to $6.3 million in the year-ago quarter. The increase in general and administrative expense was primarily due to increases in premise and office expense of $0.8 million and marketing and business development expense of $0.4 million compared to the year-ago quarter. The increase was partially offset by a decrease in integration/acquisition costs of $1.1 million. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the three months ended July 31, 2023 from 6% in the year-ago quarter.
RPO general and administrative expenses increased by $0.8 million, or 17%, to $5.6 million in the three months ended July 31, 2023 compared to $4.8 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to the change in foreign exchange loss of $0.8 million in the three months ended July 31, 2023 compared to a foreign exchange gain of $0.3 million in the year-ago quarter. RPO general and administrative expenses, as a percentage of fee revenue, increased to 6% in the three months ended July 31, 2023 from 4% in the year-ago quarter.
Corporate general and administrative expenses decreased by $2.1 million, or 13%, to $14.1 million in the three months ended July 31, 2023 compared to $16.2 million in the year-ago quarter. The decrease was primarily due to decreases in legal and other professional fees of $2.5 million and integration/acquisition costs of $1.0 million. The decrease was partially offset by an increase in marketing and business development expense of $1.0 million in the three months ended July 31, 2023 compared to the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $39.2 million, or 103%, to $77.2 million in the three months ended July 31, 2023 compared to $38.0 million in the year-ago quarter. Professional Search & Interim account for $40.0 million of the increase due to the acquisitions, which perform a significant amount of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments. Cost of services expense, as a percentage of fee revenue, increased to 11% in the three months ended July 31, 2023 from 5% in the year-ago quarter.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $19.0 million, an increase by $2.8 million, or 17%, in the three months ended July 31, 2023 compared to $16.2 million in the year-ago quarter. The increase was primarily due to technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the acquisitions.

Restructuring Charges, Net
During fiscal 2023, we implemented a restructuring plan to realign our workforce with our business needs and objectives. In the three months ended July 31, 2023, the Company made adjustments to previously recorded restructuring accruals resulting in restructuring charges of $0.4 million. There were no restructuring charges, net during the three months ended July 31, 2022.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $30.6 million, or 40%, to $46.6 million in the three months ended July 31, 2023, as compared to $77.2 million in the year-ago quarter. The decrease in net income attributable to Korn Ferry was primarily due to increases of cost of services expense of $39.2 million driven by the acquisitions and compensation and benefits expense of $14.3 million in the three months ended July 31, 2023 compared to the year-ago quarter. The decrease was partially offset by an increase in other income of $12.8 million driven by the increase in the fair value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plan) due to market movements and a decrease in income tax provision of $7.8 million. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 7% and 11% in the three months ended July 31, 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA decreased by $36.5 million, or 28%, to $95.7 million in the three months ended July 31, 2023 as compared to $132.2 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by an increase in cost of services expense associated with the acquisitions, higher compensation and benefit expense (excluding integration/acquisition costs), and an increase in general and administrative expenses (excluding impairment charges and integration/acquisition costs), partially offset by increases in fee revenue and other income, net. Adjusted EBITDA, as a percentage of fee revenue, was 14% in the three months ended July 31, 2023 compared to 19% in the year-ago quarter. Adjusted EBITDA margin decreased primarily due to a change in fee revenue mix, with a decrease in Executive Search and Permanent Placement, which have higher margins, being replaced with fee revenue from Interim, which has lower margins.
Consulting Adjusted EBITDA was $25.2 million in the three months ended July 31, 2023, a decrease of $4.4 million, or 15%, as compared to $29.6 million in the year-ago quarter. This decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges), partially offset by higher fee revenue, an increase in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements that generated an increase in other income for the three months ended July 31, 2023 compared the year-ago quarter and a decrease in cost of services expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 15% and 18% in the three months ended July 31, 2023 and 2022, respectively.
Digital Adjusted EBITDA was $24.3 million in the three months ended July 31, 2023 compared to $24.2 million in the year-ago quarter, essentially flat. Digital Adjusted EBITDA, as a percentage of fee revenue, was 28% and 29% in the three months ended July 31, 2023 and 2022, respectively.
Executive Search North America Adjusted EBITDA decreased by $14.9 million, or 34%, to $28.8 million in the three months ended July 31, 2023 compared to $43.7 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue in the segment combined with a slight increase in compensation and benefits expense, partially offset by an increase in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plans) due to market movements that generated an increase in other income for the three months ended July 31, 2023 compared the year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 23% and 29% in the three months ended July 31, 2023 and 2022, respectively.
Executive Search EMEA Adjusted EBITDA decreased by $2.9 million, or 34%, to $5.6 million in the three months ended July 31, 2023 compared to $8.5 million in the year-ago quarter. The decrease was primarily driven by an increase in compensation and benefits expense and a decrease in segment fee revenue. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 12% and 18% in the three months ended July 31, 2023 and 2022, respectively.
Executive Search Asia Pacific Adjusted EBITDA decreased by $1.1 million, or 15%, to $6.3 million in the three months ended July 31, 2023 compared to $7.4 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 26% and 28% in the three months ended July 31, 2023 and 2022, respectively.

Executive Search Latin America Adjusted EBITDA decreased by $0.9 million, or 35%, to $1.7 million in the three months ended July 31, 2023 compared to $2.6 million in the year-ago quarter. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment, partially offset by a decrease in general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 27% and 34% in the three months ended July 31, 2023 and 2022, respectively.
Professional Search & Interim Adjusted EBITDA was $24.3 million in the three months ended July 31, 2023, a decrease of $4.9 million, or 17%, as compared to $29.2 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by increases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding integration/acquisition costs). This decrease was partially offset by higher fee revenue in the segment as a result of the acquisitions. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 17% and 29% in the three months ended July 31, 2023 and 2022, respectively.
RPO Adjusted EBITDA was $10.5 million in the three months ended July 31, 2023, a decrease of $7.2 million, or 41%, as compared to $17.7 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by lower fee revenue in the segment coupled with an increase in general and administrative expenses (excluding impairment charges), partially offset by a decrease in compensation and benefits expense. RPO Adjusted EBITDA, as a percentage of fee revenue, was 11% and 16% in the three months ended July 31, 2023 and 2022, respectively.
Other Income, Net
Other income, net was $13.6 million in the three months ended July 31, 2023 compared to $0.8 million in the year-ago quarter. The difference was primarily due to more gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP during the three months ended July 31, 2023 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.7 million in the three months ended July 31, 2023 compared to $7.6 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the three months ended July 31, 2023 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $18.4 million in the three months ended July 31, 2023, with an effective tax rate of 28.1%, compared to $26.2 million in the three months ended July 31, 2022, with an effective rate of 25.0%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the tax benefit recorded in the three months ended July 31, 2023 in connection with the windfall from stock-based awards that vested during the three months ended July 31, 2023, which was less than the benefit recorded for the three months ended July 31, 2022 in connection with the windfall from stock-based awards that vested during the year-ago quarter. The windfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company’s financial statements over the awards’ vesting period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2023 was $0.6 million, as compared to $1.3 million in the three months ended July 31, 2022.
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

On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of July 31, 2023, the fair value of the Notes was $377.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the “Amendment”) to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the "Amended Credit Agreement") with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility with the delayed draw having expired on June 23, 2023 (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit have been issued as of July 31, 2023 and April 30, 2023. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $10.9 million and $11.5 million of standby letters with other financial institutions as of July 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $4.2 million and $22.4 million of the Company’s stock during the three months ended July 31, 2023 and 2022, respectively. As of July 31, 2023, $231.0 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
Our primary source of liquidity is the fee revenue generated from our operations, supplemented by our borrowing capacity under our Amended Credit Agreement. Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Amended Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months and thereafter for the foreseeable future. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, including as a result of ongoing macroeconomic uncertainty due to inflation and a potential recession, such changes have and could put further negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Amended Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.
Cash and cash equivalents and marketable securities were $781.1 million and $1,067.9 million as of July 31, 2023 and April 30, 2023, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $480.7 million and $488.2 million at July 31, 2023 and April 30, 2023, respectively. As of July 31, 2023 and April 30, 2023, we held $387.3 million and $395.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper and corporate notes/bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper and corporate notes/bonds are available for general corporate purposes.
As of July 31, 2023 and April 30, 2023, marketable securities of $218.8 million and $223.9 million, respectively, included equity securities of $199.7 million (net of gross unrealized gains of $17.2 million and gross unrealized losses of $4.6 million) and $187.8 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $8.7 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $189.4 million and $176.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $192.5 million and $172.2 million as of July 31, 2023 and April 30, 2023, respectively. Unvested obligations under the deferred compensation plans totaled $16.8 million and $21.9 million as of July 31, 2023 and April 30, 2023, respectively.
The net increase in our working capital of $48.4 million as of July 31, 2023 compared to April 30, 2023 is primarily attributable to decreases in compensation and benefit payable and deferred revenue and an increase in accounts receivable, partially offset by a decrease in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024. The increase in accounts receivable is due to an increase in days of sales outstanding, which went from 56 days to 65 days (which is consistent with historical experience). Cash used in operating activities was $274.5 million in the three months ended July 31, 2023, compared to the cash used in operating activities of $231.9 million in the three months ended July 31, 2022.
Cash provided by investing activities was $11.4 million in the three months ended July 31, 2023 compared to cash used in investing activities of $40.4 million in the year-ago quarter. The change from cash used in investing activities to cash provided by investing activities was primarily due to $18.0 million in proceeds from marketable securities during the three months ended July 31, 2023, compared to $23.7 million in purchases of marketable securities net of proceeds in the year-ago quarter. Also contributing to this increase was higher proceeds received from life insurance policies of $9.3 million, during the three months ended July 31, 2023 compared to the year-ago quarter.
Cash used in financing activities was $20.6 million in the three months ended July 31, 2023 compared to $51.0 million in the three months ended July 31, 2022. The decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock and lower shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $19.2 million and $11.7 million, respectively, in the three months ended July 31, 2023 compared to the year-ago quarter.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2023 and April 30, 2023, we held contracts with gross cash surrender value of $277.2 million and $275.1 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $77.1 million as of both July 31, 2023 and April 30, 2023. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2023 and April 30, 2023, the net cash surrender value of these policies was $200.1 million and $198.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2023.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2023, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. There have been no material changes in our critical accounting policies since the end of fiscal 2023.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2023 and 2022, we recorded foreign currency losses of $0.9 million and $0.3 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Swiss Franc, Danish Krone, Polish Zloty, Singapore Dollar, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2023, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.6 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2023, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility (the availability of this facility expired on June 24, 2023), and fees relating to the issuance of letters of credit.
We had $77.1 million of borrowings against the CSV of COLI contracts as of both July 31, 2023 and April 30, 2023, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of July 31, 2023.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended July 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2023— May 31, 2023	90,000	$46.48	90,000	$231.0 million
June 1, 2023— June 30, 2023	514	$51.55	—	$231.0 million
July 1, 2023— July 31, 2023	200,927	$50.51	—	$231.0 million
Total	291,441	$49.27	90,000
_________________________
(1)Represents withholding of 201,441 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $4.2 million of the Company’s common stock under the program during the first quarter of fiscal 2024.
The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, the Company's total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the "consolidated net leverage ratio"), is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2023, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 8, 2023
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)