Form 10-Q
period 2023-10-31
KORN FERRY
filed 2023-12-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 4, 2023 was 52,541,126 shares.

KORN FERRY

Item 1. Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2023	April 30, 2023
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$620,836	$844,024
Marketable securities	26,149	44,837
Receivables due from clients, net of allowance for doubtful accounts of $47,574 and $44,377 at October 31, 2023 and April 30, 2023, respectively	592,208	569,601
Income taxes and other receivables	66,073	67,512
Unearned compensation	62,533	63,476
Prepaid expenses and other assets	53,741	49,219
Total current assets	1,421,540	1,638,669

Marketable securities, non-current	196,860	179,040
Property and equipment, net	165,815	161,876
Operating lease right-of-use assets, net	122,621	142,690
Cash surrender value of company-owned life insurance policies, net of loans	202,094	197,998
Deferred income taxes	101,099	102,057
Goodwill	907,563	909,491
Intangible assets, net	101,423	114,426
Unearned compensation, non-current	119,357	103,607
Investments and other assets	22,589	24,590
Total assets	$3,360,961	$3,574,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$46,375	$53,386
Income taxes payable	19,446	19,969
Compensation and benefits payable	327,129	532,934
Operating lease liability, current	42,774	45,821
Other accrued liabilities	328,395	324,150
Total current liabilities	764,119	976,260

Deferred compensation and other retirement plans	406,220	396,534
Operating lease liability, non-current	100,321	119,220
Long-term debt	396,565	396,194
Deferred tax liabilities	6,629	5,352
Other liabilities	26,607	27,879
Total liabilities	1,700,461	1,921,439

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 77,505 and 76,693 shares issued and 52,656 and 52,269 shares outstanding at October 31, 2023 and April 30, 2023, respectively	435,340	429,754
Retained earnings	1,336,686	1,311,081
Accumulated other comprehensive loss, net	(115,873)	(92,764)
Total Korn Ferry stockholders' equity	1,656,153	1,648,071
Noncontrolling interest	4,347	4,934
Total stockholders' equity	1,660,500	1,653,005
Total liabilities and stockholders' equity	$3,360,961	$3,574,444
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Fee revenue	$704,003	$727,849	$1,403,192	$1,423,752
Reimbursed out-of-pocket engagement expenses	8,444	7,870	15,517	15,115
Total revenue	712,447	735,719	1,418,709	1,438,867

Compensation and benefits	453,859	464,766	933,740	930,392
General and administrative expenses	65,737	65,086	131,654	129,543
Reimbursed expenses	8,444	7,870	15,517	15,115
Cost of services	78,512	61,257	155,702	99,249
Depreciation and amortization	19,554	17,093	38,566	33,322
Restructuring charges, net	63,525	—	63,946	—
Total operating expenses	689,631	616,072	1,339,125	1,207,621

Operating income	22,816	119,647	79,584	231,246
Other loss, net	(13,835)	(9,048)	(258)	(8,273)
Interest expense, net	(6,596)	(7,098)	(11,336)	(14,710)
Income before provision for income taxes	2,385	103,501	67,990	208,263
Income tax provision	2,341	28,886	20,761	55,112
Net income	44	74,615	47,229	153,151
Net income attributable to noncontrolling interest	(1,755)	(1,074)	(2,335)	(2,363)
Net (loss) income attributable to Korn Ferry	$(1,711)	$73,541	$44,894	$150,788

(Loss) earnings per common share attributable to Korn Ferry:
Basic	$(0.04)	$1.39	$0.86	$2.85
Diluted	$(0.04)	$1.38	$0.86	$2.83

Weighted-average common shares outstanding:
Basic	51,328	51,868	51,131	51,820
Diluted	51,328	52,005	51,401	52,143

Cash dividends declared per share:	$0.18	$0.15	$0.36	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Net income	$44	$74,615	$47,229	$153,151

Other comprehensive (loss) income:
Foreign currency translation adjustments	(25,684)	(27,774)	(23,218)	(44,079)
Deferred compensation and pension plan adjustments, net of tax	28	54	55	105
Net unrealized gain (loss) on marketable securities, net of tax	37	(258)	172	(311)
Comprehensive (loss) income	(25,575)	46,637	24,238	108,866
Less: comprehensive income attributable to noncontrolling interest	(1,538)	(1,317)	(2,453)	(2,558)
Comprehensive (loss) income attributable to Korn Ferry	$(27,113)	$45,320	$21,785	$106,308
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
Net income	—	—	46,605	—	46,605	580	47,185
Other comprehensive income	—	—	—	2,293	2,293	335	2,628
Dividends paid to shareholders	—	—	(9,627)	—	(9,627)	—	(9,627)
Purchase of stock	(291)	(14,358)	—	—	(14,358)	—	(14,358)
Issuance of stock	727	5,217	—	—	5,217	—	5,217
Stock-based compensation	—	8,480	—	—	8,480	—	8,480
Balance as of July 31, 2023	52,705	429,093	1,348,059	(90,471)	1,686,681	5,849	1,692,530
Net (loss) income	—	—	(1,711)	—	(1,711)	1,755	44
Other comprehensive loss	—	—	—	(25,402)	(25,402)	(217)	(25,619)
Dividends paid to shareholders	—	—	(9,662)	—	(9,662)	—	(9,662)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,040)	(3,040)
Purchase of stock	(100)	(4,765)	—	—	(4,765)	—	(4,765)
Issuance of stock	51	—	—	—	—	—	—
Stock-based compensation	—	11,012	—	—	11,012	—	11,012
Balance as of October 31, 2023	52,656	$435,340	$1,336,686	$(115,873)	$1,656,153	$4,347	$1,660,500

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	77,247	—	77,247	1,289	78,536
Other comprehensive loss	—	—	—	(16,259)	(16,259)	(48)	(16,307)
Dividends paid to shareholders	—	—	(8,703)	—	(8,703)	—	(8,703)
Purchase of stock	(735)	(44,276)	—	—	(44,276)	—	(44,276)
Issuance of stock	1,047	4,857	—	—	4,857	—	4,857
Stock-based compensation	—	7,538	—	—	7,538	—	7,538
Balance as of July 31, 2022	53,502	470,127	1,203,067	(108,444)	1,564,750	6,484	1,571,234
Net income	—	—	73,541	—	73,541	1,074	74,615
Other comprehensive (loss) income	—	—	—	(28,221)	(28,221)	243	(27,978)
Dividends paid to shareholders	—	—	(8,171)	—	(8,171)	—	(8,171)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,133)	(3,133)
Purchase of stock	(627)	(33,286)	—	—	(33,286)	—	(33,286)
Issuance of stock	34	—	—	—	—	—	—
Stock-based compensation	—	9,439	—	—	9,439	—	9,439
Balance as of October 31, 2022	52,909	$446,280	$1,268,437	$(136,665)	$1,578,052	$4,668	$1,582,720
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended October 31,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$47,229	$153,151
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38,566	33,322
Stock-based compensation expense	19,953	17,426
Provision for doubtful accounts	11,787	11,018
Gain on cash surrender value of life insurance policies	(3,947)	(4,890)
Impairment of right-of-use assets	1,629	—
Impairment of fixed assets	1,575	—
Loss on marketable securities	1,024	9,691
Deferred income taxes	1,225	(817)
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(216,582)	(235,729)
Receivables due from clients	(34,394)	(71,747)
Deferred compensation	15,866	18,871
Unearned compensation	(14,807)	(5,785)
Income taxes and other receivables	(7,791)	(12,220)
Prepaid expenses and other assets	(4,522)	(4,209)
Income taxes payable	384	(6,582)
Other	909	(218)
Net cash used in operating activities	(141,896)	(98,718)
Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	29,731	37,186
Purchase of property and equipment	(31,538)	(36,867)
Purchase of marketable securities	(29,580)	(52,085)
Proceeds from life insurance policies	9,332	1,050
Premium on company-owned life insurance policies	(251)	(289)
Dividends received from unconsolidated subsidiaries	—	150
Cash paid for acquisitions, net of cash acquired	—	(99,322)
Net cash used in investing activities	(22,306)	(150,177)
Cash flows from financing activities:
Dividends paid to shareholders	(19,289)	(16,874)
Payments of tax withholdings on restricted stock	(10,551)	(22,060)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,696	4,371
Repurchases of common stock	(9,527)	(56,891)
Dividends - noncontrolling interest	(3,040)	(3,133)
Principal payments on finance leases	(938)	(814)
Payments on life insurance policy loans	—	(662)
Net cash used in financing activities	(38,649)	(96,063)
Effect of exchange rate changes on cash and cash equivalents	(20,337)	(39,212)
Net decrease in cash and cash equivalents	(223,188)	(384,170)
Cash and cash equivalents at beginning of period	844,024	978,070
Cash and cash equivalents at end of the period	$620,836	$593,900
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023
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
Over the last three and a half years, we have seen more change in the workplace than we did in the previous 15 years. Today, we find ourselves doing different work and working differently. Employees want to and they are working remotely. People don’t want to be tethered to a single company for their entire career. Rather, they want to have many new and unique experiences across many different employers – a career nomad of sorts. There is growing demand for companies to have responsibilities that go beyond delivering profits to shareholders, covering areas such as Environmental, Social and Governance. The continual advancement of technologies like Generative AI creates a constant demand for workers to be upskilled or reskilled. All of these changes and disruptions lead to opportunities for Korn Ferry and make us more relevant than at any time in our history. We have core and integrated solutions that line up to these issues and help our clients solve their most pressing business and Human Capital challenges.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 340 of our top clients that generate approximately 35% of our consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and Human Capital issues. Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst all of our service offerings and our M&A activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine ideal organizational fit. Salary benchmarking then helps the Company build appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).
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
Digital fee revenue is generated from IP platforms enabling large-scale, technology-based talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s proprietary IP subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2023 and April 30, 2023, the Company's investments in cash equivalents consisted of money market funds and as of October 31, 2023 also consisted of commercial paper and U.S. Treasury and Agency securities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying consolidated statements of operations in other loss, net.
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive (loss) income unless the change is due to credit loss. A credit loss is recorded in the statements of operations in other loss, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive (loss) income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2023 and 2022, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
As of October 31, 2023 and April 30, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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
Business Acquisitions
Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.
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
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, ROU assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the six months ended October 31, 2023, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the consolidated statements of operations in general and administrative expenses. During the three and six months ended October 31, 2023, the Company also recognized a $1.5 million software impairment charge in Digital segment which was recorded in the consolidated statements of operations in general and administrative expenses. During the three and six months ended October 31, 2022, there were no impairment charges recorded.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2023, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of October 31, 2023 and April 30, 2023, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any impairment as of October 31, 2023 and April 30, 2023.
Compensation and Benefits Expense
Compensation and benefits expense in the accompanying consolidated statements of operations consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance-related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
employees during a reporting period. The portion of the expenses applicable to annual performance-related bonuses refers to the Company’s annual employee performance-related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have not been significant and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $97.2 million and $189.3 million during the three and six months ended October 31, 2023, respectively, included in compensation and benefits expense in the consolidated statements of operations. The performance-related bonus expense was $99.8 million and $201.6 million during the three and six months ended October 31, 2022, respectively, included in compensation and benefits expense in the consolidated statements of operations.
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
Recently Proposed Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an amendment in accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment of this update are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company will adopt this guidance in its fiscal year beginning May 1, 2024. The adoption of this guidance is not anticipated to have material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
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
Basic (loss) earnings per common share was computed using the two-class method by dividing basic net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share was computed using the two-class method by dividing diluted net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share or decrease loss per share, are anti-dilutive and are not included in the computation of diluted (loss) earnings per share. For the three months ended October 31, 2023, the Company is in a net loss position and diluted net loss per share therefore excludes the effects of common equivalents consisting of restricted awards, which are all antidilutive.
During the three and six months ended October 31, 2023, restricted stock awards of 2.1 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2022, restricted stock awards of 1.6 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted (loss) earnings per share because they were anti-dilutive.
The following table summarizes basic and diluted (loss) earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands, except per share data)
Net (loss) income attributable to Korn Ferry	$(1,711)	$73,541	$44,894	$150,788
Less: distributed and undistributed earnings to nonvested restricted stockholders	169	1,615	843	3,295
Basic net (loss) earnings attributable to common stockholders	(1,880)	71,926	44,051	147,493
Add: undistributed earnings to nonvested restricted stockholders	—	1,436	459	2,945
Less: reallocation of undistributed earnings to nonvested restricted stockholders	—	1,432	457	2,927
Diluted net (loss) earnings attributable to common stockholders	$(1,880)	$71,930	$44,053	$147,511

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,328	51,868	51,131	51,820
Effect of dilutive securities:
Restricted stock	—	134	262	319
ESPP	—	3	8	4
Diluted weighted-average number of common shares outstanding	51,328	52,005	51,401	52,143

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.04)	$1.39	$0.86	$2.85
Diluted (loss) earnings per share	$(0.04)	$1.38	$0.86	$2.83

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
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
The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2023	April 30, 2023

	(in thousands)
Foreign currency translation adjustments	$(120,196)	$(96,860)
Deferred compensation and pension plan adjustments, net of tax	4,436	4,381
Marketable securities unrealized loss, net of tax	(113)	(285)
Accumulated other comprehensive loss, net	$(115,873)	$(92,764)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of July 31, 2023	$(94,729)	$4,408	$(150)	$(90,471)
Unrealized (losses) gains arising during the period	(25,467)	—	37	(25,430)
Reclassification of realized net losses to net income	—	28	—	28
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized (losses) gains arising during the period	(23,336)	—	172	(23,164)
Reclassification of realized net losses to net income	—	55	—	55
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)
___________________

(1)	The tax effect on the unrealized gains was $0.1 million for the six months ended October 31, 2023.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (2)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of July 31, 2022	$(108,974)	$1,012	$(482)	$(108,444)
Unrealized losses arising during the period	(28,017)	—	(258)	(28,275)
Reclassification of realized net losses to net income	—	54	—	54
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2022:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities (2)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized losses arising during the period	(44,274)	—	(311)	(44,585)
Reclassification of realized net losses to net income	—	105	—	105
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
___________________

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million for the six months ended October 31, 2022.
(2)	The tax effect on the unrealized losses were $0.1 million and $0.1 million for the three and six months ended October 31, 2022.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Restricted stock	$11,012	$9,439	$19,492	$16,977
ESPP	213	230	461	449
Total stock-based compensation expense	$11,225	$9,669	$19,953	$17,426
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
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
Restricted stock activity during the six months ended October 31, 2023 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2023	2,063	$50.12
Granted	854	$51.32
Vested	(673)	$39.97
Forfeited/expired	(147)	$53.82
Non-vested, October 31, 2023	2,097	$53.61
As of October 31, 2023, there were 0.7 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $26.5 million.
As of October 31, 2023, there was $86.2 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended October 31, 2023, 7,848 shares and 209,289 shares of restricted stock totaling $0.4 million and $10.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock. During the three and six months ended October 31, 2022, 3,969 shares and 369,433 shares of restricted stock totaling $0.2 million and $22.1 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company’s 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company’s stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company’s common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. No shares were purchased under the ESPP during the three months ended October 31, 2023 and 2022. During the six months ended October 31, 2023 and 2022, employees purchased 105,311 shares at $44.59 per share and 83,704 shares at $55.22 per share, respectively. As of October 31, 2023, the ESPP had approximately 1.7 million shares remaining available for future issuance.
Common Stock
During the three and six months ended October 31, 2023, the Company repurchased (on the open market or through privately negotiated transactions) 92,500 shares and 182,500 shares of the Company’s common stock for $4.4 million and $8.6 million, respectively. During the three and six months ended October 31, 2022, the Company repurchased (on the open market or through privately negotiated transactions) 622,500 shares and 992,367 shares of the Company's common stock for $33.1 million and $55.5 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2023 and April 30, 2023:

	October 31, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive (Loss) Income
Level 2:
Commercial paper	$8,264	$—	$(5)	$8,259	$3,889	$4,370	$—	$—
Corporate notes/bonds	21,622	—	(136)	21,486	—	11,727	9,759	—
U.S. Treasury and Agency Securities	8,093	—	(14)	8,079	4,299	—	3,780	—
Total debt investments	$37,979	$—	$(155)	$37,824	$8,188	$16,097	$13,539	$—

Changes in Fair Value Recorded in
Net Income (Loss)
Level 1:
Mutual funds (1)				$193,373	$—	$10,052	$183,321	$—
Total equity investments				$193,373	$—	$10,052	$183,321	$—
Cash				$499,666	$499,666	$—	$—	$—
Money market funds				112,982	112,982	—	—	—
Level 2:
Foreign currency forward contracts				(1,460)	—	—	—	(1,460)
Total				$842,385	$620,836	$26,149	$196,860	$(1,460)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)

	April 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $177.8 million and $172.2 million as of October 31, 2023 and April 30, 2023, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $21.4 million and $21.9 million as of October 31, 2023 and April 30, 2023, respectively. During the three and six months ended October 31, 2023, the fair value of the investments decreased; therefore, the Company recognized a loss of $13.8 million and $1.0 million, respectively, which was recorded in other loss, net. During the three and six months ended October 31, 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $9.7 million and $9.7 million, respectively, which was recorded in other loss, net.

As of October 31, 2023, available-for-sale marketable securities had remaining maturities ranging from 1 month to 24 months. During the three and six months ended October 31, 2023, there were $9.0 million and $26.2 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2022, there were $18.6 million and $33.0 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2023 and April 30, 2023, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of October 31, 2023 were $0.4 million. Unrealized losses recorded for the period that relate to equity securities still held as of October 31, 2022 were $10.7 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2023	April 30, 2023

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$546	$2,813
Derivative liabilities:
Foreign currency forward contracts	$2,006	$680
As of October 31, 2023, the total notional amounts of the forward contracts purchased and sold were $107.4 million and $29.9 million, respectively. As of April 30, 2023, the total notional amounts of the forward contracts purchased and sold were $112.7 million and $41.1 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three and six months ended October 31, 2023, the Company incurred losses of $3.2 million and $1.5 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. During the three and six months ended October 31, 2022, the Company incurred losses of $1.5 million and $2.1 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. These foreign currency losses related to forward contracts offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Service cost	$11,346	$10,484	$21,179	$19,627
Interest cost	3,436	2,437	6,793	4,824
Amortization of actuarial loss	183	218	367	436
Expected return on plan assets (1)	(272)	(289)	(544)	(578)
Net periodic service credit amortization	(102)	(102)	(203)	(203)
Net periodic benefit costs (2)	$14,591	$12,748	$27,592	$24,106
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% and 5.50% for October 31, 2023 and 2022, respectively.

(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other loss, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $279.2 million and $275.1 million as of October 31, 2023 and April 30, 2023, respectively, was offset by outstanding policy loans of $77.1 million and $77.1 million in the accompanying consolidated balance sheets as of October 31, 2023 and April 30, 2023, respectively. The CSV value of the underlying COLI investments increased by $2.0 million and $3.9 million during the three and six months ended October 31, 2023, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations. The CSV value of the underlying COLI

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
investment increased by $2.9 million and $4.9 million during the three and six months ended October 31, 2022, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended October 31, 2023, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $12.3 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $13.8 million during the three months ended October 31, 2023, recorded in other loss, net on the consolidated statements of operations. During the three and six months ended October 31, 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $9.5 million and $8.6 million, respectively. Offsetting the decreases in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $9.7 million during both the three and six months ended October 31, 2022, recorded in other loss, net on the consolidated statements of operations. (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of October 31, 2023 and April 30, 2023:

	October 31, 2023	April 30, 2023

	(in thousands)
Contract assets-unbilled receivables	$133,565	$99,442
Contract liabilities-deferred revenue	$223,232	$257,067
During the six months ended October 31, 2023, we recognized revenue of $143.9 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of October 31, 2023, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,050.0 million. Of the $1,050.0 million of remaining performance obligations, the Company expects to recognize approximately $362.0 million in the remainder of fiscal 2024, $406.3 million in fiscal 2025, $173.5 million in fiscal 2026 and the remaining $108.2 million in fiscal 2027 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$204,931	29.1%	$206,448	28.4%
Life Sciences/Healthcare	123,865	17.6	133,595	18.4
Financial Services	122,048	17.3	131,199	18.0
Technology	98,129	13.9	124,605	17.1
Consumer Goods	96,996	13.8	99,280	13.6
Education/Non–Profit/General	58,034	8.3	32,722	4.5
Fee Revenue	$704,003	100.0%	$727,849	100.0%

	Six Months Ended October 31,
	2023		2022
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$406,849	29.0%	$402,357	28.3%
Financial Services	250,372	17.9	249,998	17.5
Life Sciences/Healthcare	243,219	17.3	266,799	18.7
Technology	213,902	15.2	247,257	17.4
Consumer Goods	193,423	13.8	195,228	13.7
Education/Non–Profit/General	95,427	6.8	62,113	4.4
Fee Revenue	$1,403,192	100.0%	$1,423,752	100.0%
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
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2023	$44,377
Provision for credit losses	11,787
Write-offs	(8,025)
Recoveries of amounts previously written off	29
Foreign currency translation	(594)
Balance at October 31, 2023	$47,574

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at October 31, 2023
Commercial paper	$8,259	$5	$—	$—	$3,889	$4,370	$—
Corporate notes/bonds	$10,886	$32	$10,235	$104	$—	$11,727	$9,394
U.S. Treasury and Agency Securities	$8,079	$14	$—	$—	$4,299	$—	$3,780
Balance at April 30, 2023
Commercial paper	$8,229	$26	$3,492	$4	$—	$11,721	$—
Corporate notes/bonds	$9,581	$123	$13,815	$232	$—	$20,489	$2,907
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was an expense of $2.3 million and $20.8 million in the three and six months ended October 31, 2023, with an effective tax rate of 98.2% and 30.5%, respectively, compared to an expense of $28.9 million and $55.1 million in the three and six months ended October 31, 2022, with an effective tax rate of 27.9% and 26.5%, respectively. The effective tax rate for the three months ended October 31, 2023 was elevated due to lower earnings primarily resulting from restructuring charges recorded in the three months ended October 31, 2023. Also, in addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the tax benefit recorded in connection with the windfall from stock-based awards that vested during the three and six months ended October 31, 2023 was less than the benefit recorded in connection with the windfall from stock-based awards that vested in the three and six months ended October 31, 2022. The windfall is the amount by which the Company's tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company's financial statements over the awards' vesting period.
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
3.Executive Search helps organizations recruit board level, chief executive and other senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent is bringing together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then helps the Company build

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
appropriate frameworks for compensation and retention. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).
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
Executive Search is managed by geographic regional leaders. Worldwide operations for Consulting, Professional Search & Interim and RPO are managed by their Chief Executive Officers. Beginning in the second quarter of fiscal 2024, Digital is led by the President of Technology. The Executive Search geographic regional leaders, the Chief Executive Officers of Consulting, Professional Search & Interim and RPO and the President of Technology report directly to the Chief Executive Officer of the Company. The Company also operates Corporate to record global expenses.
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
Financial highlights are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$704,003	$727,849	$1,403,192	$1,423,752
Total revenue	$712,447	$735,719	$1,418,709	$1,438,867

Net (loss) income attributable to Korn Ferry	$(1,711)	$73,541	$44,894	$150,788
Net income attributable to noncontrolling interest	1,755	1,074	2,335	2,363
Other loss, net	13,835	9,048	258	8,273
Interest expense, net	6,596	7,098	11,336	14,710
Income tax provision	2,341	28,886	20,761	55,112
Operating income	22,816	119,647	79,584	231,246
Depreciation and amortization	19,554	17,093	38,566	33,322
Other loss, net	(13,835)	(9,048)	(258)	(8,273)
Integration/acquisition costs	5,030	3,411	9,158	7,016
Impairment of fixed assets	1,452	—	1,575	—
Impairment of right-of-use assets	—	—	1,629	—
Restructuring charges, net	63,525	—	63,946	—
Adjusted EBITDA (1)	$98,542	$131,103	$194,200	$263,311
___________________

(1)
Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
Financial highlights by reportable segments are as follows:

	Three Months Ended October 31,
	2023			2022
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$177,795	$180,953	$28,928	$173,092	$175,845	$31,089
Digital	97,092	97,157	28,983	94,329	94,577	27,524
Executive Search:
North America	132,512	133,933	29,436	142,485	144,147	37,969
EMEA	43,098	43,315	5,619	44,645	44,919	8,081
Asia Pacific	19,304	19,460	3,875	23,408	23,523	5,834
Latin America	8,079	8,085	805	7,821	7,822	2,607
Professional Search & Interim	138,384	139,455	25,622	134,743	135,762	32,457
RPO	87,739	90,089	8,855	107,326	109,124	16,004
Corporate	—	—	(33,581)	—	—	(30,462)
Consolidated	$704,003	$712,447	$98,542	$727,849	$735,719	$131,103

	Six Months Ended October 31,
	2023			2022
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$345,883	$351,746	$54,108	$339,576	$344,580	$60,639
Digital	185,078	185,169	53,308	178,090	178,392	51,702
Executive Search:
North America	260,010	263,346	58,192	294,029	297,031	81,718
EMEA	89,874	90,450	11,257	91,701	92,248	16,596
Asia Pacific	43,843	44,070	10,190	49,789	49,975	13,185
Latin America	14,500	14,507	2,546	15,629	15,631	5,224
Professional Search & Interim	280,563	282,524	49,951	233,690	235,814	61,618
RPO	183,441	186,897	19,326	221,248	225,196	33,713
Corporate	—	—	(64,678)	—	—	(61,084)
Consolidated	$1,403,192	$1,418,709	$194,200	$1,423,752	$1,438,867	$263,311
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)

Year	Percentage
2022	102.313%
2023	101.156%
2024 and thereafter	100.000%
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of October 31, 2023. As of October 31, 2023 and April 30, 2023, the fair value of the Notes was $365.5 million and $381.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.
Long-term debt, at amortized cost, consisted of the following:

In thousands	October 31, 2023	April 30, 2023
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,435)	(3,806)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,565	$396,194
Credit Facilities
On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent, to, among other things, (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with forward-looking Secured Overnight Financing Rate ("SOFR") term rate (“Term SOFR”) as described below, and (iv) replace the existing financial covenants with the financial covenant described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Delayed Draw Facility expired on June 24, 2023. The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
As of October 31, 2023 and April 30, 2023, there was no outstanding liability under the Credit Facilities. The unamortized debt issuance costs associated with the Amended Credit Agreement was $3.7 million and $4.2 million as of October 31, 2023 and April 30, 2023, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of October 31, 2023, the Company was in compliance with its debt covenants.
The Company had a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit were issued as of October 31, 2023 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $10.8 million and $11.5 million of standby letters with other financial institutions as of October 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
During the six months ended October 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million in the consolidated statements of operations. No impairment charge of the ROU assets was recorded during the three months ended October 31, 2023 and the three and six months ended October 31, 2022.
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	(in thousands)
Finance lease cost
Amortization of ROU assets	$448	$365	$850	$738
Interest on lease liabilities	54	46	108	94
	502	411	958	832
Operating lease cost	11,389	12,203	23,086	24,618
Short-term lease cost	222	270	491	433
Variable lease cost	3,724	1,583	6,915	4,238
Lease impairment cost	—	—	1,629	—
Sublease income	(1,051)	(738)	(2,114)	(1,245)
Total lease cost	$14,786	$13,729	$30,965	$28,876

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,635	$29,114
Financing cash flows from finance leases	$938	$814

ROU assets obtained in exchange for lease obligations:
Operating leases	$4,109	$9,589
Finance leases	$714	$2,497
Supplemental balance sheet information related to leases was as follows:

	October 31, 2023	April 30, 2023

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,253	$7,103
Accumulated depreciation	(3,149)	(2,741)
Property and equipment, net	$4,104	$4,362

Other accrued liabilities	$1,373	$1,372
Other liabilities	2,810	3,053
Total finance lease liabilities	$4,183	$4,425

Weighted average remaining lease terms:
Operating leases	4.2 years	4.5 years
Finance leases	3.5 years	3.8 years

Weighted average discount rate:
Operating leases	4.9%	4.5%
Finance leases	5.1%	4.7%

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2024 (excluding the six months ended October 31, 2023)	$25,365	$793
2025	44,791	1,467
2026	40,004	1,108
2027	21,325	712
2028	10,274	472
Thereafter	15,967	7
Total lease payments	157,726	4,559
Less: imputed interest	14,631	376
Total	$143,095	$4,183
13. Restructuring Charges, Net
In light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates and global economic and geopolitical uncertainty, on October 23, 2023, the Company initiated a plan (the “Plan”) intended to align its workforce with its current business realities through position eliminations. Due to the implementation of the Plan, the Company recorded restructuring charges of $63.5 million in the three months ended October 31, 2023 across all lines of business related to severance for positions that were eliminated. During the six months ended October 31, 2023, the Company also made adjustments to previously recorded restructuring accruals resulting in additional restructuring charges of $0.4 million. There were no restructuring charges for the three and six months ended October 31, 2022.

Changes in the restructuring liability during the three months ended October 31, 2023 were as follows:

Restructuring Liability
(in thousands)
As of July 31, 2023	$4,300
Restructuring charges, net	63,525
Reductions for cash payments	(3,608)
Reductions for non-cash payments	(15,421)
Exchange rate fluctuations	(143)
As of October 31, 2023	$48,653

Changes in the restructuring liability during the six months ended October 31, 2023 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2023	$8,004
Restructuring charges, net	63,946
Reductions for cash payments	(7,717)
Reductions for non-cash payments	(15,421)
Exchange rate fluctuations	(159)
As of October 31, 2023	$48,653

As of October 31, 2023 and April 30, 2023, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2023 (continued)
Restructuring charges incurred by segment were as follows:

	October 31, 2023
	Three Months Ended	Six Months Ended

	(in thousands)
Consulting	$17,571	$17,820
Digital	8,851	8,851
Executive Search:
North America	7,427	7,427
EMEA	16,238	16,410
Asia Pacific	1,963	1,963
Latin America	110	110
Professional Search & Interim	3,778	3,778
RPO	7,195	7,195
Corporate	392	392
Consolidated	$63,525	$63,946

14. Subsequent Event
Quarterly Dividend Declaration
On December 5, 2023, the Board of Directors of the Company approved an increase of 83% in the Company's quarterly dividend policy to $0.33 per share and declared a $0.33 per share dividend with a payment date of January 12, 2024 to holders of the Company’s common stock of record at the close of business on December 21, 2023. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our work force realignment plan and business strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, interest rates, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance, develop and respond to new technology, including artificial intelligence, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Salo LLC ("Salo"), resulting organizational changes, our indebtedness, those relating to the ultimate magnitude and duration of any pandemic, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Over the last three and a half years, we have seen more change in the workplace than we did in the previous 15 years. Today, we find ourselves doing different work and working differently. Employees want to and they are working remotely. People don’t want to be tethered to a single company for their entire career. Rather, they want to have many new and unique experiences across many different employers – a career nomad of sorts. There is growing demand for companies to have responsibilities that go beyond delivering profits to shareholders, covering areas such as Environmental, Social and Governance. The continual advancement of technologies like Generative AI creates a constant demand for workers to be upskilled or reskilled. All of these changes and disruptions lead to opportunities for Korn Ferry and make us more relevant than at any time in our history. We have core and integrated solutions that line up to these issues and help our clients solve their most pressing business and Human Capital challenges.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 340 of our top clients that generate approximately 35% of our consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and Human Capital issues. Despite near-term headwinds, we believe Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst all of our service offerings and our M&A activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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
Highlights of our performance in fiscal 2023 included:
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
Performance Highlights
In light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates, and global economic and geopolitical uncertainty, which we expect to result in near-term slowing or declines in fee revenue, on October 23, 2023, we initiated a plan (the "Plan") intended to align our workforce with our current business realities through position eliminations, which affected approximately eight percent of the Company's employees. The Plan is expected to reduce the Company's annualized cost base by approximately $110 million to $120 million and resulted in restructuring charges, net of $63.5 million during the three months ended October 31, 2023.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended October 31, 2023, Adjusted EBITDA excluded $63.5 million of restructuring charges, net, $5.0 million of integration/acquisition costs, and $1.5 million impairment of fixed assets. For the six months ended October 31,2023, Adjusted EBITDA excluded $63.9 million of restructuring charges, net, $9.2 million of integration/acquisition costs, $1.6 million of impairment of right-of-use assets, and $1.6 million impairment of fixed assets. For the three and six months ended October 31, 2022, Adjusted EBITDA excluded $3.4 million and $7.0 million of integration/acquisition costs, respectively.
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
Fee revenue was $704.0 million during the three months ended October 31, 2023, a decrease of $23.8 million, or 3%, compared to $727.8 million in the three months ended October 31, 2022. Fee revenue decreased in Executive Search, RPO, and the permanent placement portion of Professional Search & Interim primarily due to a decline in customer demand driven by global economic slowdown and other factors. This was partially offset by an increase in fee revenue in the interim portion of the Professional Search & Interim segment as a result of the acquisition of Salo (the "acquisition") and increases in fee revenue in Consulting and Digital. Exchange rates favorably impacted fee revenue by $11.9 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter. Net loss attributable to Korn Ferry in the three months ended October 31, 2023 was $1.7 million, as compared to net income attributable to Korn Ferry of $73.5 million in the year-ago quarter. The net loss attributable to Korn Ferry was primarily due to restructuring charges, net recorded as a result of implementing the Plan in the three months ended October 31, 2023, the decrease in fee revenue discussed above, and an increase in cost of services expense. These changes were partially offset by decreases in compensation and benefits expense and income tax provision. Adjusted EBITDA in the three months ended October 31, 2023 was $98.5 million, which decreased by $32.6 million as compared to $131.1 million in the year-ago quarter. During the three months ended October 31, 2023, the Executive Search, Digital, Consulting, Professional Search & Interim and RPO lines of business contributed $39.7 million, $29.0 million, $28.9 million, $25.6 million and $8.9 million, respectively, to Adjusted EBITDA, which was partially offset by Corporate expenses net of other loss of $33.6 million.

Our cash, cash equivalents and marketable securities decreased by $224.1 million to $843.8 million at October 31, 2023, compared to $1,067.9 million at April 30, 2023. This decrease was mainly due to annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024, long-term retention awards, the semi-annual interest payment on the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), capital expenditures, stock repurchases and dividends paid to stockholders during the six months ended October 31, 2023. As of October 31, 2023, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $192.2 million and a fair value of $193.4 million. Our vested obligations for which these assets were held in trust totaled $177.8 million as of October 31, 2023 and our unvested obligations totaled $21.4 million.
Our working capital decreased by $5.0 million to $657.4 million as of October 31, 2023, as compared to $662.4 million at April 30, 2023. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of debt obligations and dividend payments under our dividend policy in the next 12 months. We had a total of $645.4 million and $1,145.4 million available under the Credit Facilities (defined in Liquidity and Capital Resources) after $4.6 million and $4.6 million of standby letters of credit issued as of October 31, 2023 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023 and is no longer available as a source of liquidity. We had a total of $10.8 million and $11.5 million of standby letters of credit with other financial institutions as of October 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.2	1.1	1.1	1.1
Total revenue	101.2	101.1	101.1	101.1
Compensation and benefits	64.5	63.9	66.5	65.3
General and administrative expenses	9.3	8.9	9.4	9.1
Reimbursed expenses	1.2	1.1	1.1	1.1
Cost of services	11.2	8.4	11.1	7.0
Depreciation and amortization	2.8	2.3	2.7	2.3
Restructuring charges, net	9.0	—	4.6	—
Operating income	3.2	16.4	5.7	16.2
Net income	—%	10.3%	3.4%	10.8%
Net (loss) income attributable to Korn Ferry	(0.2)%	10.1%	3.2%	10.6%

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2023		2022		2023		2022
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$177,795	25.3%	$173,092	23.8%	$345,883	24.6%	$339,576	23.9%
Digital	97,092	13.8	94,329	13.0	185,078	13.2	178,090	12.5
Executive Search:
North America	132,512	18.8	142,485	19.6	260,010	18.6	294,029	20.7
EMEA	43,098	6.1	44,645	6.1	89,874	6.4	91,701	6.4
Asia Pacific	19,304	2.7	23,408	3.2	43,843	3.1	49,789	3.5
Latin America	8,079	1.1	7,821	1.1	14,500	1.0	15,629	1.1
Total Executive Search	202,993	28.7	218,359	30.0	408,227	29.1	451,148	31.7
Professional Search & Interim	138,384	19.7	134,743	18.5	280,563	20.0	233,690	16.4
RPO	87,739	12.5	107,326	14.7	183,441	13.1	221,248	15.5
Total fee revenue	704,003	100.0%	727,849	100.0%	1,403,192	100.0%	1,423,752	100.0%
Reimbursed out-of-pocket engagement expense	8,444		7,870		15,517		15,115
Total revenue	$712,447		$735,719		$1,418,709		$1,438,867

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$704,003	$727,849	$1,403,192	$1,423,752
Total revenue	$712,447	$735,719	$1,418,709	$1,438,867

Net (loss) income attributable to Korn Ferry	$(1,711)	$73,541	$44,894	$150,788
Net income attributable to noncontrolling interest	1,755	1,074	2,335	2,363
Other loss, net	13,835	9,048	258	8,273
Interest expense, net	6,596	7,098	11,336	14,710
Income tax provision	2,341	28,886	20,761	55,112
Operating income	22,816	119,647	79,584	231,246
Depreciation and amortization	19,554	17,093	38,566	33,322
Other loss, net	(13,835)	(9,048)	(258)	(8,273)
Integration/acquisition costs	5,030	3,411	9,158	7,016
Impairment of fixed assets	1,452	—	1,575	—
Impairment of right-of-use assets	—	—	1,629	—
Restructuring charges, net	63,525	—	63,946	—
Adjusted EBITDA	$98,542	$131,103	$194,200	$263,311
Adjusted EBITDA margin	14.0%	18.0%	13.8%	18.5%

	Three Months Ended October 31,
	2023				2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$177,795	$180,953	$28,928	16.3%	$173,092	$175,845	$31,089	18.0%
Digital	97,092	97,157	28,983	29.9%	94,329	94,577	27,524	29.2%
Executive Search:
North America	132,512	133,933	29,436	22.2%	142,485	144,147	37,969	26.6%
EMEA	43,098	43,315	5,619	13.0%	44,645	44,919	8,081	18.1%
Asia Pacific	19,304	19,460	3,875	20.1%	23,408	23,523	5,834	24.9%
Latin America	8,079	8,085	805	10.0%	7,821	7,822	2,607	33.3%
Total Executive Search	202,993	204,793	39,735	19.6%	218,359	220,411	54,491	25.0%
Professional Search & Interim	138,384	139,455	25,622	18.5%	134,743	135,762	32,457	24.1%
RPO	87,739	90,089	8,855	10.1%	107,326	109,124	16,004	14.9%
Corporate	—	—	(33,581)		—	—	(30,462)
Consolidated	$704,003	$712,447	$98,542	14.0%	$727,849	$735,719	$131,103	18.0%

	Six Months Ended October 31,
	2023				2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$345,883	$351,746	$54,108	15.6%	$339,576	$344,580	$60,639	17.9%
Digital	185,078	185,169	53,308	28.8%	178,090	178,392	51,702	29.0%
Executive Search:
North America	260,010	263,346	58,192	22.4%	294,029	297,031	81,718	27.8%
EMEA	89,874	90,450	11,257	12.5%	91,701	92,248	16,596	18.1%
Asia Pacific	43,843	44,070	10,190	23.2%	49,789	49,975	13,185	26.5%
Latin America	14,500	14,507	2,546	17.6%	15,629	15,631	5,224	33.4%
Total Executive Search	408,227	412,373	82,185	20.1%	451,148	454,885	116,723	25.9%
Professional Search & Interim	280,563	282,524	49,951	17.8%	233,690	235,814	61,618	26.4%
RPO	183,441	186,897	19,326	10.5%	221,248	225,196	33,713	15.2%
Corporate	—	—	(64,678)		—	—	(61,084)
Consolidated	$1,403,192	$1,418,709	$194,200	13.8%	$1,423,752	$1,438,867	$263,311	18.5%
Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022
Fee Revenue
Fee Revenue. Fee revenue was $704.0 million in the three months ended October 31, 2023, a decrease of $23.8 million, or 3% compared to $727.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $11.9 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter. Fee revenue decreased primarily due to decreases in our permanent placement talent acquisition offerings, which includes Executive Search, Professional Search Permanent Placement and RPO, due to a decline in demand driven by global economic slowdown and other factors. This decrease was partially offset by an increase in the interim portion of Professional Search & Interim fee revenue, resulting from the acquisition, and increases in fee revenue in Consulting and Digital.
Consulting. Consulting reported fee revenue of $177.8 million, an increase of $4.7 million, or 3%, in the three months ended October 31, 2023 compared to $173.1 million in the year-ago quarter. The increase in Consulting fee revenue was driven by growth in our organizational strategy and assessment and succession solutions. Exchange rates favorably impacted fee revenue by $2.8 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $97.1 million, an increase of $2.8 million, or 3%, in the three months ended October 31, 2023 compared to $94.3 million in the year-ago quarter. The increase in fee revenue was driven by increases in sales of total rewards, organizational strategy and sales effectiveness offerings. Exchange rates favorably impacted fee revenue by $1.7 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $132.5 million, a decrease of $10.0 million, or 7%, in the three months ended October 31, 2023 compared to $142.5 million in the year-ago quarter driven by a decline in executive search activity as a result of clients being affected by the uncertain economic environment. North America’s fee revenue was lower due to a 14% decrease in the number of engagements billed, partially offset by a 9% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2023 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $43.1 million, a decrease of $1.5 million, or 3%, in the three months ended October 31, 2023 compared to $44.6 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.4 million, or 8%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was due to a 12% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2023 compared to the year-ago quarter. Performance in Germany, France and United Arab Emirates were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2023 compared to the year-ago quarter, partially offset by an increase in fee revenue in Ireland and Denmark.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $19.3 million, a decrease of $4.1 million, or 18%, in the three months ended October 31, 2023 compared to $23.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.3 million, or 1%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was due to a 14% decrease in the number of engagements billed, and 3% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2023 compared to the year-ago quarter. The performance in China, Singapore, Hong Kong and India were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2023 compared to the year-ago quarter, partially offset by an increase in fee revenue in Korea and Malaysia.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $8.1 million, an increase of $0.3 million, or 4%, in the three months ended October 31, 2023 compared to $7.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.6 million, or 8%, in the three months ended October 31, 2023 compared to the year-ago quarter. The slight increase in fee revenue was due to a 17% increase in the weighted-average fees billed per engagement (calculated using local currency), partially offset by an 18% decrease in the number of engagements billed during the three months ended October 31, 2023 compared to the year-ago quarter. The performance in Colombia and Chile were the primary contributors to the increase in fee revenue in the three months ended October 31, 2023 compared to the year-ago quarter, partially offset by a decrease in fee revenue in Mexico.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $138.4 million, an increase of $3.7 million, or 3%, in the three months ended October 31, 2023 compared to $134.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.9 million, or 1%, in the three months ended October 31, 2023 compared to the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue of $26.6 million primarily due to the acquisition. This increase was partially offset by a decrease in permanent placement fee revenue of $23.0 million.
RPO. RPO reported fee revenue of $87.7 million, a decrease of $19.6 million, or 18%, in the three months ended October 31, 2023 compared to $107.3 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.9 million, or 3%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in fee revenue was primarily due to reduced demand in the number of placements being requested by existing clients as a result of the challenging economic environment.
Compensation and Benefits
Compensation and benefits expense decreased by $10.9 million, or 2%, to $453.9 million in the three months ended October 31, 2023 from $464.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $9.3 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $10.4 million due to a decrease in average headcount in the three months ended October 31, 2023 compared to the year-ago quarter. Also contributing to the lower compensation and benefits expense were decreases in commission expense of $4.2 million, lower performance-related bonus expense of $2.6 million, and a decrease in cost associated with use of outside contractors of $1.6 million in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was partially offset by an increase in severance expense of $2.6 million combined with increases in integration/acquisition cost of $2.5 million, employee insurance of $1.9 million, and amortization of long-term awards of $1.0 million in the three months ended October 31, 2023 compared to the year-ago quarter. Compensation and benefits expense, as a percentage of fee revenue, was 64% for both the three months ended October 31, 2023 and 2022.
Consulting compensation and benefits expense increased by $3.7 million, or 3%, to $122.5 million in the three months ended October 31, 2023 from $118.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.5 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $1.6 million, amortization of long-term incentive awards of $0.7 million and employee insurance of $0.5 million in the three months ended October 31, 2023 compared to the year-ago quarter. Consulting compensation and benefits expense, as a percentage of fee revenue, was 69% for both the three months ended October 31, 2023 and 2022.
Digital compensation and benefits expense increased by $0.6 million, or 1%, to $49.5 million in the three months ended October 31, 2023 compared to $48.9 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.8 million, or 2%, in the three months ended October 31, 2023 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $2.8 million driven by the higher fee revenue in the segment in the three months ended October 31, 2023 compared to the year-ago quarter. The increase was partially offset by decreases in commission expense of $0.5 million, salaries and related payroll taxes of $0.5 million due to lower average headcount, stock-based compensation expense of $0.5 million and deferred compensation expense of $0.3 million due to a decrease in the fair value of participants' accounts. Digital compensation and benefits expense, as a percentage of fee revenue, decreased to 51% in the three months ended October 31, 2023 from 52% in the year-ago quarter.

Executive Search North America compensation and benefits expense decreased by $3.3 million, or 4%, to $83.7 million in the three months ended October 31, 2023 compared to $87.0 million in the year-ago quarter. Exchange rates did not have a significant impact on compensation and benefits expense in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $1.3 million driven by lower segment fee revenue. Also contributing to the decrease in compensation and benefits expense were decreases in the amortization of long-term incentive awards of $0.9 million and lower salaries and related payroll taxes of $0.9 million due to the decrease in average headcount in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 63% in the three months ended October 31, 2023 from 61% in the year-ago quarter.
Executive Search EMEA compensation and benefits expense decreased by $0.2 million, or 1%, to $33.3 million in the three months ended October 31, 2023 compared to $33.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.3 million, or 7%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $2.3 million driven by lower segment fee revenue, partially offset by increases in salaries and related payroll taxes of $1.7 million, and amortization of long-term incentive awards of $0.7 million in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the three months ended October 31, 2023 from 75% in the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense decreased by $1.7 million, or 11%, to $13.3 million in the three months ended October 31, 2023 compared to $15.0 million in the year-ago quarter. Exchange rates did not have a significant impact on compensation and benefits expense in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $2.0 million in the three months ended October 31, 2023 compared to the year-ago quarter due to lower segment fee revenue, partially offset by an increase in salaries and related payroll taxes of $0.5 million. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 69% in the three months ended October 31, 2023 from 64% in the year-ago quarter.
Executive Search Latin America compensation and benefits expense was $4.8 million in both the three months ended October 31, 2023 and 2022. Exchange rates unfavorably impacted compensation and benefits by $0.4 million, or 8% in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, decreased to 59% in the three months ended October 31, 2023 from 61% in the year-ago quarter.
Professional Search & Interim compensation and benefits expense decreased by $2.1 million, or 4%, to $57.1 million in the three months ended October 31, 2023 from $59.2 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.5 million, or 1%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to decreases in commission expense of $3.8 million and performance-related bonus expense of $1.4 million in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease in compensation and benefits expense was partially offset by an increase in integration/acquisition costs of $2.5 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 41% in the three months ended October 31, 2023 from 44% in the year-ago quarter.
RPO compensation and benefits expense decreased by $10.3 million, or 12%, to $72.4 million in the three months ended October 31, 2023 from $82.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.7 million, or 3%, in the three months ended October 31, 2023 compared to the year-ago quarter. The decrease was primarily due to a decrease in salaries and related payroll taxes of $12.5 million as a result of the decrease in average headcount in the three months ended October 31, 2023 compared to the year-ago quarter, combined with lower cost associated with the use of outside contractors of $1.2 million. This decrease was partially offset by increases in severance expense of $2.1 million and performance-related bonus expense of $1.8 million. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 83% in the three months ended October 31, 2023 from 77% in the year-ago quarter.
Corporate compensation and benefits expense increased by $2.5 million, or 17%, to $17.3 million in the three months ended October 31, 2023 from $14.8 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $1.3 million in stock-based compensation expense in the three months ended October 31, 2023 compared to the year-ago quarter. Also contributing to the increase in compensation and benefits expense was a decrease in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $0.9 million as a result of less death benefits recorded in the three months ended October 31, 2023 compared to the year-ago quarter.

General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 1%, to $65.7 million in the three months ended October 31, 2023 from $65.1 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $0.8 million, or 1%, in the three months ended October 31, 2023 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to an impairment of fixed assets of $1.5 million associated with an impairment of capitalized software in the three months ended October 31, 2023. Further contributing to the increase in general and administrative expenses was an increase in marketing and business development expense of $1.1 million and a change to a foreign exchange loss of $0.7 million in the three months ended October 31, 2023 from a foreign exchange gain of $0.1 million in the year-ago quarter. These increases were partially offset by a decrease in legal and other professional fees of $2.6 million. General and administrative expenses, as a percentage of fee revenue, were 9% for both the three months ended October 31, 2023 and 2022.
Consulting general and administrative expenses decreased by $0.2 million, or 2%, to $12.7 million in the three months ended October 31, 2023 compared to $12.9 million in the year-ago quarter. Consulting general and administrative expenses, as a percentage of fee revenue, were 7% for both the three months ended October 31, 2023 and 2022.
Digital general and administrative expenses increased by $1.8 million, or 19%, to $11.3 million in the three months ended October 31, 2023 from $9.5 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an impairment of fixed assets of $1.5 million associated with the impairment of capitalized software coupled with an increase in computer license expense of $0.5 million in the three months ended October 31, 2023 compared to the year-ago quarter. Digital general and administrative expenses, as a percentage of fee revenue, increased to 12% in the three months ended October 31, 2023 from 10% in the year-ago quarter.
Executive Search North America general and administrative expenses decreased by $1.0 million, or 12%, to $7.6 million in the three months ended October 31, 2023 compared to $8.6 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a change to a foreign exchange gain of $0.4 million in the three months ended October 31, 2023 from a foreign exchange loss of $0.3 million in the year-ago quarter, combined with a decrease in legal and other professional fees of $0.4 million. Executive Search North America general and administrative expenses, as a percentage of fee revenue, were 6% for both the three months ended October 31, 2023 and 2022.
Executive Search EMEA general and administrative expenses increased by $0.9 million, or 30%, to $3.9 million in the three months ended October 31, 2023 from $3.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to a change to a foreign exchange loss of $0.1 million in the three months ended October 31, 2023 from a foreign exchange gain of $0.7 million in the year-ago quarter. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, increased to 9% in the three months ended October 31, 2023 from 7% in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.4 million, or 17%, to $1.9 million in the three months ended October 31, 2023 compared to $2.3 million in the year-ago quarter. The decrease in general and administrative expenses was primarily driven by a lower bad debt expense of $0.2 million and a decrease in legal and other professional fees of $0.1 million in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 10% for both the three months ended October 31, 2023 and 2022.
Executive Search Latin America general and administrative expenses increased by $1.9 million, or 475%, to $2.3 million in the three months ended October 31, 2023 compared to $0.4 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to a change to a foreign exchange loss of $1.4 million in the three months ended October 31, 2023 from a foreign exchange gain of $0.2 million in the year-ago quarter. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, increased to 29% in the three months ended October 31, 2023 from 5% in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $0.4 million, or 6%, to $6.7 million in the three months ended October 31, 2023 compared to $7.1 million in the year-ago quarter. The decrease in general and administrative expense was primarily due to a decrease in legal and other professional fees of $0.2 million and an increase of $0.3 million in foreign exchange gain in the three months ended October 31, 2023 compared to the year-ago quarter. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, were 5% for both the three months ended October 31, 2023 and 2022.
RPO general and administrative expenses decreased by $1.9 million, or 35%, to $3.5 million in the three months ended October 31, 2023 compared to $5.4 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a change in foreign exchange gain of $1.0 million in the three months ended October 31, 2023 compared to a foreign exchange loss of $0.2 million in the year-ago quarter. Also contributing to the decrease in general and administrative expense were decreases in marketing and business development expense of $0.3 million, and premise and office expense of $0.3 million in the three months ended October 31, 2023 compared to the year-ago quarter. RPO general and administrative expenses, as a percentage of fee revenue, decreased to 4% in the three months ended October 31, 2023 from 5% in the year-ago quarter.
Corporate general and administrative expenses decreased by $0.3 million, or 2%, to $15.7 million in the three months ended October 31, 2023 compared to $16.0 million in the year-ago quarter. The decrease was primarily due to decreases in legal and other professional fees of $2.2 million and integration/acquisition costs of $0.8 million. The decrease was partially offset by a change to a foreign exchange loss of $0.6 million in the three months ended October 31, 2023 from a foreign exchange gain of $0.7 million in the year-ago quarter, and increases in marketing and business development expense of $1.0 million and premise and office expense of $0.4 million.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $17.2 million, or 28%, to $78.5 million in the three months ended October 31, 2023 compared to $61.3 million in the year-ago quarter. Professional Search & Interim accounts for $15.1 million of the increase due to the acquisition, which performs a significant portion of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments. Cost of services expense, as a percentage of fee revenue, increased to 11% in the three months ended October 31, 2023 from 8% in the year-ago quarter.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $2.5 million, or 15%, to $19.6 million in the three months ended October 31, 2023 compared to $17.1 million in the year-ago quarter. The increase was primarily due to the technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the acquisition.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented the Plan to eliminate excess capacity resulting from the challenging macroeconomic business environment impacting demand. As a result, we recorded restructuring charges, net of $63.5 million during the three months ended October 31, 2023. There were no restructuring charges, net during the three months ended October 31, 2022.
Net (Loss) Income Attributable to Korn Ferry
Net loss attributable to Korn Ferry was $1.7 million in the three months ended October 31, 2023, as compared to net income attributable to Korn Ferry of $73.5 million in the year-ago quarter. The change to a net loss attributable to Korn Ferry was primarily due to restructuring charges, net recorded during the three months ended October 31, 2023 in order to align our workforce to the challenging macroeconomic business environment. Also contributing to the net loss was a decrease in fee revenue, coupled with increases in cost of services expense and other loss, net in the three months ended October 31, 2023 compared to the year-ago quarter. Partially offsetting the net loss was a decrease in compensation and benefits expense and lower income tax provision. Net loss attributable to Korn Ferry, as a percentage of fee revenue was less than 1% in the three months ended October 31, 2023 compared to net income attributable to Korn Ferry, as a percentage of fee revenue of 10% in the three months ended October 31, 2022.
Adjusted EBITDA
Adjusted EBITDA decreased by $32.6 million, or 25%, to $98.5 million in the three months ended October 31, 2023 as compared to $131.1 million in the year-ago quarter. The decrease in Adjusted EBITDA was primarily driven by a decrease in fee revenue, and increases in cost of services expense and other loss, net. This decrease was partially offset by a decrease in compensation and benefits expense (excluding integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 14% in the three months ended October 31, 2023 compared to 18% in the year-ago quarter. Adjusted EBITDA margin decreased primarily due to a change in fee revenue mix, with a decrease in Executive Search and Permanent Placement, which have higher margins, being replaced with fee revenue from Interim, which has lower margins.
Consulting Adjusted EBITDA was $28.9 million in the three months ended October 31, 2023, a decrease of $2.2 million, or 7%, as compared to $31.1 million in the year-ago quarter. This decrease in Adjusted EBITDA was primarily driven by increases in compensation and benefits expense and cost of services expense, partially offset by an increase in fee revenue. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% and 18% in the three months ended October 31, 2023 and 2022, respectively.

Digital Adjusted EBITDA was $29.0 million in the three months ended October 31, 2023, an increase of $1.5 million, or 5%, as compared to $27.5 million in the year-ago quarter. This increase in Adjusted EBITDA was mainly driven by higher segment fee revenue, partially offset by an increase in compensation and benefits expense during the three months ended October 31, 2023 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% and 29% in the three months ended October 31, 2023 and 2022, respectively.
Executive Search North America Adjusted EBITDA decreased by $8.6 million, or 23%, to $29.4 million in the three months ended October 31, 2023 compared to $38.0 million in the year-ago quarter. The decrease was mainly driven by lower fee revenue in the segment and an increase in other loss, net, partially offset by the decreases in compensation and benefits expense and general and administrative expense in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 22% and 27% in the three months ended October 31, 2023 and 2022, respectively.
Executive Search EMEA Adjusted EBITDA decreased by $2.5 million, or 31%, to $5.6 million in the three months ended October 31, 2023 compared to $8.1 million in the year-ago quarter. The decrease was primarily driven by a decrease in segment fee revenue, and an increase in general and administrative expenses in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 13% and 18% in the three months ended October 31, 2023 and 2022, respectively.
Executive Search Asia Pacific Adjusted EBITDA decreased by $1.9 million, or 33%, to $3.9 million in the three months ended October 31, 2023 compared to $5.8 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 20% and 25% in the three months ended October 31, 2023 and 2022, respectively.
Executive Search Latin America Adjusted EBITDA decreased by $1.8 million, or 69%, to $0.8 million in the three months ended October 31, 2023 compared to $2.6 million in the year-ago quarter. The decrease was mainly driven by an increase in general and administrative expenses, partially offset by higher fee revenue in the three months ended October 31, 2023 compared to the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 10% and 33% in the three months ended October 31, 2023 and 2022, respectively.
Professional Search & Interim Adjusted EBITDA was $25.6 million in the three months ended October 31, 2023, a decrease of $6.9 million, or 21%, as compared to $32.5 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by an increase in cost of services expense, partially offset by higher fee revenue in the segment as a result of the acquisition, and decreases in compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding integration/acquisition costs) in the three months ended October 31, 2023 compared to the year-ago quarter. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 19% and 24% in the three months ended October 31, 2023 and 2022, respectively.
RPO Adjusted EBITDA was $8.9 million in the three months ended October 31, 2023, a decrease of $7.1 million, or 44%, as compared to $16.0 million in the year-ago quarter. The decrease in Adjusted EBITDA was mainly driven by lower fee revenue, partially offset by decreases in compensation and benefits expense and general and administrative expenses. RPO Adjusted EBITDA, as a percentage of fee revenue, was 10% and 15% in the three months ended October 31, 2023 and 2022, respectively.
Other Loss, Net
Other loss, net was $13.8 million in the three months ended October 31, 2023 compared to $9.0 million in the year-ago quarter. The difference was primarily due to greater losses from the decrease in the fair value of our marketable securities that are held in trust to for the settlement of the Company's obligation under the ECAP during the three months ended October 31, 2023 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $6.6 million in the three months ended October 31, 2023 compared to $7.1 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the three months ended October 31, 2023 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $2.3 million in the three months ended October 31, 2023, with an effective tax rate of 98.2%, compared to $28.9 million in the three months ended October 31, 2022, with an effective rate of 27.9%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate in the three months ended October 31, 2023 was elevated due to lower earnings resulting from restructuring charges recorded in the three months ended October 31, 2023.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2023 was $1.8 million, as compared to $1.1 million in the three months ended October 31, 2022.
Six Months Ended October 31, 2023 Compared to Six Months Ended October 31, 2022
Fee Revenue
Fee Revenue. Fee revenue was $1,403.2 million, a decrease of $20.6 million, or 1%, in the six months ended October 31, 2023 compared to $1,423.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $12.9 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period. Fee revenue decreased primarily due to decreases in our permanent placement talent acquisition offerings, which includes Executive Search, Professional Search Permanent Placement and RPO, due to a decline in demand driven by the global economic slowdown and other factors. This decrease was partially offset by an increase in fee revenue in the interim portion of the Professional Search & Interim segment resulting from the acquisitions of Infinity Consulting Solutions and Salo (collectively "the Acquired Companies"), which were effective on August 1, 2022 and February 1, 2023, respectively, and increases in fee revenue in Consulting and Digital.
Consulting. Consulting reported fee revenue of $345.9 million, an increase of $6.3 million, or 2%, in the six months ended October 31, 2023 compared to $339.6 million in the year-ago period. The increase in fee revenue was mainly driven by growth in our organizational strategy and assessment & succession solutions. Exchange rates favorably impacted fee revenue by $3.0 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period.
Digital. Digital reported fee revenue of $185.1 million, an increase of $7.0 million, or 4%, in the six months ended October 31, 2023 compared to $178.1 million in the year-ago period. The increase in fee revenue was driven by increases in sales of total rewards, organizational strategy and sales effectiveness offerings. Exchange rates favorably impacted fee revenue by $1.6 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period.
Executive Search North America. Executive Search North America reported fee revenue of $260.0 million, a decrease of $34.0 million, or 12%, in the six months ended October 31, 2023 compared to $294.0 million in the year-ago period. North America’s fee revenue was lower due to a 15% decrease in the number of engagements billed, partially offset by a 4% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2023 compared to the year-ago period, driven by a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $89.9 million, a decrease of $1.8 million, or 2%, in the six months ended October 31, 2023 compared to $91.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.9 million, or 5%, in the six months ended October 31, 2023 compared to the year-ago period. The decrease in fee revenue was due to a 5% decrease in the number of engagements billed, combined with a 2% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2023 compared to the year-ago period. Performance in France, United Arab Emirates, and Germany were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2023 compared to the year-ago period, partially offset by an increase in fee revenue in Denmark, United Kingdom, and Ireland.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $43.8 million, a decrease of $6.0 million, or 12%, in the six months ended October 31, 2023 compared to $49.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.2 million, or 2%, in the six months ended October 31, 2023 compared to the year-ago period. The decrease in fee revenue was due to a 19% decrease in the number of engagements billed, partially offset by an 11% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2023 compared to the year-ago period. The performance in China, Singapore, and Hong Kong were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2023 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $14.5 million, a decrease of $1.1 million, or 7%, in the six months ended October 31, 2023 compared to $15.6 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.2 million, or 8%, in the six months ended October 31, 2023 compared to the year-ago period. The decrease in fee revenue was due to a 19% decrease in the number of engagements billed, partially offset by a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2023 compared to the year-ago period. The performance in Brazil and Mexico were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2023 compared to the year-ago period, partially offset by an increase in fee revenue in Colombia.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $280.6 million, an increase of $46.9 million, or 20%, in the six months ended October 31, 2023 compared to $233.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.1 million in the six months ended October 31, 2023 compared to the year-ago period. The increase in fee revenue was due to an increase in interim fee revenue of $85.7 million, mainly driven by the Acquired Companies. This increase was partially offset by a decrease in permanent placement fee revenue of $38.8 million.
RPO. RPO reported fee revenue of $183.4 million, a decrease of $37.8 million, or 17%, in the six months ended October 31, 2023 compared to $221.2 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.8 million, or 1% in the six months ended October 31, 2023 compared to the year-ago period. The decrease in fee revenue was primarily due to a decline in the number of placements being requested by existing clients.
Compensation and Benefits
Compensation and benefits expense increased by $3.3 million to $933.7 million in the six months ended October 31, 2023 from $930.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $10.4 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to higher deferred compensation expenses of $12.0 million as a result of an increase in the fair value of participants' accounts in the six months ended October 31, 2023 compared to the year-ago period. Further contributing to the increase in compensation and benefits expense was an increase in severance expense of $7.8 million due to the lay-offs that took place during the six months ended October 31, 2023, higher integration/acquisition costs of $5.1 million and increases in employee insurance of $2.9 million and stock-based compensation expense of $2.5 million. These increases were partially offset by decreases in performance-related bonus expense of $12.3 million, commission expense of $4.7 million resulting from lower fee revenue in the six months ended October 31, 2023 compared to the year-ago period, salaries and related payroll taxes of $5.9 million driven by the decrease in average headcount, and cost associated with the use of outside contractors of $2.9 million. Compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the six months ended October 31, 2023 from 65% in the year-ago period.
Consulting compensation and benefits expense increased by $10.9 million, or 5%, to $243.6 million in the six months ended October 31, 2023 from $232.7 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $2.9 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes of $3.6 million, performance-related bonus expense of $1.7 million due to the segment's revenue growth in the six months ended October 31, 2023 compared to the year-ago period and employee insurance of $0.7 million. Also contributing to the increase in compensation and benefits expense was an increase in deferred compensation expense of $1.6 million as a result of an increase in the fair value of participants' accounts during the six months ended October 31, 2023 compared to the year-ago period. Consulting compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the six months ended October 31, 2023 from 69% in the year-ago period.
Digital compensation and benefits expense increased by $3.6 million, or 4%, to $96.2 million in the six months ended October 31, 2023 from $92.6 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.0 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $5.4 million driven by the segment's revenue growth during the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was partially offset by the decreases in stock-based compensation expense of $1.2 million, commission expense of $0.5 million and the amortization of long-term incentive awards of $0.5 million. Digital compensation and benefits expense, as a percentage of fee revenue, was 52% for both the six months ended October 31, 2023 and 2022.
Executive Search North America compensation and benefits expense decreased by $2.7 million, or 1%, to $182.3 million in the six months ended October 31, 2023 compared to $185.0 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.3 million, in the six months ended October 31, 2023 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to decreases in performance-related bonus expense of $9.1 million due to lower segment revenue and amortization of long-term incentive awards of $2.1 million in the six months ended October 31, 2023 compared the year-ago period. This decrease was partially offset by higher deferred compensation expense of $8.5 million as a result of an increase in the fair value of participants' accounts in the six months ended October 31, 2023 compared to the year-ago period. Executive Search North America compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the six months ended October 31, 2023 from 63% in the year-ago period.

Executive Search EMEA compensation and benefits expense increased by $2.6 million, or 4%, to $70.7 million in the six months ended October 31, 2023 compared to $68.1 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.1 million, or 5%, in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in severance expense of $4.0 million due to the lay-offs that took place during the six months ended October 31, 2023, salaries and payroll related taxes of $3.1 million and amortization of long-term incentive awards of $2.5 million in the six months ended October 31, 2023 compared to the year-ago period. This increase was partially offset by a decrease in performance-related bonus expense of $5.8 million. Executive Search EMEA compensation and benefits expense, as a percentage of fee revenue, increased to 79% in the six months ended October 31, 2023 from 74% in the year-ago period.
Executive Search Asia Pacific compensation and benefits expense decreased by $2.2 million, or 7%, to $29.5 million in the six months ended October 31, 2023 compared to $31.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $0.5 million, or 2%, in the six months ended October 31, 2023 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $2.4 million in the six months ended October 31, 2023 compared to the year-ago period due to lower segment fee revenue. Executive Search Asia Pacific compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the six months ended October 31, 2023 from 64% in the year-ago period.
Executive Search Latin America compensation and benefits expense increased by $0.2 million, or 2%, to $9.7 million in the six months ended October 31, 2023 compared to $9.5 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.7 million, or 7% in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in deferred compensation expense of $0.4 million and salaries and related payroll taxes of $0.3 million, partially offset by a decrease in performance related bonus expense of $0.2 million due to lower segment fee revenue in the six months ended October 31, 2023 compared to the year-ago period. Executive Search Latin America compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the six months ended October 31, 2023 from 61% in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $7.3 million, or 7%, to $116.5 million in the six months ended October 31, 2023 from $109.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $0.6 million, or 1%, in the six months ended October 31, 2023 compared to the year-ago period. The increase was primarily due to higher integration/acquisition costs of $5.1 million due to the Acquired Companies and increases in salaries and payroll-related taxes of $4.8 million, employee insurance of $1.0 million and deferred compensation expense of $0.9 million in the six months ended October 31, 2023 compared to the year-ago period. The increase in compensation and benefits expense was partially offset by a decrease in commission expense of $4.2 million. Professional Search & Interim compensation and benefits expense, as a percentage of fee revenue, decreased to 42% in the six months ended October 31, 2023 from 47% in the year-ago period.
RPO compensation and benefits expense decreased by $21.2 million, or 12%, to $150.0 million in the six months ended October 31, 2023 from $171.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $2.9 million, or 2%, in the six months ended October 31, 2023 compared to the year-ago period. The decrease was primarily due to decreases in salaries and related payroll taxes of $19.6 million driven by the decrease in average headcount in the six months ended October 31, 2023 compared to the year-ago period. Also contributing to the decrease in compensation and benefits expense was a decrease in costs associated with the use of outside contractors of $2.7 million and performance-related bonus expense of $1.4 million as a result of lower segment fee revenue. These decreases were partially offset by a $3.1 million increase in severance expense due to the layoffs that took place in the six months ended October 31, 2023. RPO compensation and benefits expense, as a percentage of fee revenue, increased to 82% in the six months ended October 31, 2023 from 77% in the year-ago period.
Corporate compensation and benefits expense increased by $4.9 million, or 16%, to $35.4 million in the six months ended October 31, 2023 from $30.5 million in the year-ago period. The increase was primarily due to an increase in stock-based compensation expense of $2.3 million in the six months ended October 31, 2023 compared to the year-ago period. Also contributing to the increase was a decrease in the CSV of COLI of $0.9 million as a result of recording less death benefits, and higher deferred compensation expense of $0.6 million due to an increase in the fair value of participants' accounts in the six months ended October 31, 2023 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses increased by $2.2 million, or 2%, to $131.7 million in the six months ended October 31, 2023 from $129.5 million in the year-ago period. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million in the six months ended October 31, 2023 compared to the year-ago period. The increase in general and administrative expenses was primarily due to higher marketing and business development expenses of $2.9 million and increases in computer license expenses of $2.5 million and bad debt expense of $0.8 million in the six months ended October 31, 2023 compared to the year-ago period. Further contributing to the increase in general and administrative expenses were the impairment of right-of-use assets of $1.6 million associated with the reduction of the Company's real estate footprint, and the impairment of capitalized software of $1.5 million during the six months ended October 31, 2023. The increase in general and administrative expenses was partially offset by decreases in legal and other professional fees of $4.0 million, and integration/acquisition costs of $3.0 million in the six months ended October 31, 2023 compared to year-ago period. General and administrative expenses, as a percentage of fee revenue, were 9% for both the six months ended October 31, 2023 and 2022.
Consulting general and administrative expenses increased by $1.6 million, or 6%, to $27.3 million in the six months ended October 31, 2023 compared to $25.7 million in the year-ago period. The increase in general and administrative expenses was primarily due to a higher bad debt expense of $1.2 million and an increase in legal and other professional fees of $1.1 million. Further contributing to the increase in general and administrative expenses was an impairment of right-of-use assets of $0.6 million as a result of the reduction of the Company's real estate footprint. The increase was partially offset by a decrease in foreign exchange loss of $0.6 million and a decrease in premise and office expense of $0.6 million in the six months ended October 31, 2023, compared to the year-ago period. Consulting general and administrative expenses, as a percentage of fee revenue, were 8% for both the six months ended October 31, 2023 and 2022.
Digital general and administrative expenses increased by $2.2 million, or 12%, to $20.8 million in the six months ended October 31, 2023 from $18.6 million in the year-ago period. The increase in general and administrative expenses was primarily due to the impairment of capitalized software of $1.5 million during the six months ended October 31, 2023 and an increase in computer license expenses of $1.1 million in the six months ended October 31, 2023, compared to the year-ago period. Digital general and administrative expenses, as a percentage of fee revenue, increased to 11% in the six months ended October 31, 2023 from 10% in the year-ago period.
Executive Search North America general and administrative expenses decreased by $0.4 million, or 2%, to $16.6 million in the six months ended October 31, 2023 compared to $17.0 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a change to a foreign exchange gain of $0.3 million in the six months ended October 31, 2023, from a foreign exchange loss of $0.5 million in the year-ago period. The decrease in general and administrative expenses was partially offset by the impairment of right-of-use assets of $0.5 million associated with the reduction of the Company's real estate footprint during the six months ended October 31, 2023. Executive Search North America general and administrative expenses, as a percentage of fee revenue, were 6% for both the six months ended October 31, 2023 and 2022.
Executive Search EMEA general and administrative expenses increased by $1.2 million, or 18%, to $8.0 million in the six months ended October 31, 2023 from $6.8 million in the year-ago period. The increase in general and administrative expenses was primarily due to the impairment of right-of-use assets of $0.4 million associated with the reduction of the Company's real estate footprint during the six months ended October 31, 2023, an increase in marketing and business development expenses of $0.3 million and a decrease in foreign exchange gain of $0.5 million in the six months ended October 31, 2023 compared to the year-ago period. Executive Search EMEA general and administrative expenses, as a percentage of fee revenue, increased to 9% in the six months ended October 31, 2023 from 7% in the year-ago period.
Executive Search Asia Pacific general and administrative expenses decreased by $0.5 million, or 10%, to $4.3 million in the six months ended October 31, 2023 compared to $4.8 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense of $0.3 million and legal and other professional fees of $0.2 million in the six months ended October 31, 2023 compared to the year-ago period. Executive Search Asia Pacific general and administrative expenses, as a percentage of fee revenue, were 10% for both the six months ended October 31, 2023 and 2022.
Executive Search Latin America general and administrative expenses increased by $1.2 million, or 133%, to $2.1 million in the six months ended October 31, 2023 compared to $0.9 million in the year-ago period. The increase in general and administrative expenses was primarily due to a change to a foreign exchange loss of $0.6 million in the six months ended October 31, 2023 from a foreign exchange gain of $0.5 million in the year-ago period. Executive Search Latin America general and administrative expenses, as a percentage of fee revenue, increased to 15% in the six months ended October 31, 2023 from 6% in the year-ago period.
Professional Search & Interim general and administrative expenses remained relatively flat with $13.5 million in the six months ended October 31, 2023 compared to $13.4 million in the year-ago period. Professional Search & Interim general and administrative expenses, as a percentage of fee revenue, decreased to 5% in the six months ended October 31, 2023 from 6% in the year-ago period.
RPO general and administrative expenses decreased by $1.0 million, or 10%, to $9.2 million in the six months ended October 31, 2023 compared to $10.2 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in premise and office expense of $0.7 million, marketing and business development expenses of $0.2 million and lower bad debt expense of $0.2 million in the six months ended October 31, 2023 compared to the year-ago period. RPO general and administrative expenses, as a percentage of fee revenue, were 5% for both the six months ended October 31, 2023 and 2022.
Corporate general and administrative expenses decreased by $2.4 million, or 7%, to $29.8 million in the six months ended October 31, 2023 compared to $32.2 million in the year-ago period. The decrease was primarily due to lower legal and other professional fees of $4.7 million and a decrease in integration/acquisition costs of $1.8 million. These decreases were partially offset by increases in marketing and business development expenses of $2.0 million, computer license expenses of $0.7 million and a change to a foreign exchange loss of $0.3 million in the six months ended October 31, 2023 from a foreign exchange gain of $1.2 million in the year-ago period.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $56.5 million, or 57%, to $155.7 million in the six months ended October 31, 2023 compared to $99.2 million in the year-ago period. Professional Search & Interim accounts for $55.1 million of the increase due to the Acquired Companies, which perform a significant amount of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments. The rest of the increase was from the Consulting and Digital segment due to an increase in fee revenue in the segment. Cost of services expense, as a percentage of fee revenue, increased to 11% in the six months ended October 31, 2023 from 7% in the six months ended October 31, 2022.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $38.6 million, an increase of $5.3 million, or 16% in the six months ended October 31, 2023 compared to $33.3 million in the year-ago period. The increase was primarily due to technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the Acquired Companies.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented the Plan to eliminate excess capacity resulting from challenging macroeconomic business environment. As a result, during the six months ended October 31, 2023, the Company recorded restructuring charges, net of $63.5 million and made adjustments to the previously recorded restructuring accruals of $0.4 million for total restructuring charges of $63.9 million during the six months ended October 31, 2023. There were no restructuring charges, net during the six months ended October 31, 2022.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $105.9 million, or 70%, to $44.9 million in the six months ended October 31, 2023, as compared to $150.8 million in the year-ago period. The decrease in net income attributable to Korn Ferry was primarily driven by the restructuring charges, net recorded during the six months ended October 31, 2023 in order to align our workforce to the challenging macroeconomic business environment. Further contributing to the decrease in net income was a decrease in fee revenue and an increase in cost of services in the six months ended October 31, 2023 compared to the year ago period. The decrease in net income was partially offset by a decrease in income tax provision. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 3% and 11% in the six months ended October 31, 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA decreased by $69.1 million, or 26%, to $194.2 million in the six months ended October 31, 2023 as compared to $263.3 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by a decrease in fee revenue combined with an increase in cost of services expense, partially offset by a decrease in other loss, net in the six months ended October 31, 2023 compared to the year-ago period. Adjusted EBITDA, as a percentage of fee revenue, was 14% and 18% in the six months ended October 31, 2023 and 2022, respectively.
Consulting Adjusted EBITDA was $54.1 million in the six months ended October 31, 2023, a decrease of $6.5 million, or 11%, as compared to $60.6 million in the year-ago period. This decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense, cost of services expense and general and administrative expense (excluding impairment charges), partially offset by an increase in fee revenue in the six months ended October 31, 2023 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% and 18% in the six months ended October 31, 2023 and 2022, respectively.
Digital Adjusted EBITDA was $53.3 million in the six months ended October 31, 2023, an increase of $1.6 million, or 3%, as compared to $51.7 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense, cost of services expense and general and administrative expenses (excluding impairment charges) during the six months ended October 31, 2023 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 29% in both the six months ended October 31, 2023 and 2022.
Executive Search North America Adjusted EBITDA decreased by $23.5 million, or 29%, to $58.2 million in the six months ended October 31, 2023 compared to $81.7 million in the year-ago period. The decrease was primarily driven by a decrease in the segment's fee revenue, partially offset by decreases in other loss, net, compensation and benefits expense and general and administrative expenses (excluding impairment charges) in the six months ended October 31, 2023 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 22% in the six months ended October 31, 2023 as compared to 28% in the six months ended October 31, 2022.
Executive Search EMEA Adjusted EBITDA decreased by $5.3 million, or 32%, to $11.3 million in the six months ended October 31, 2023 compared to $16.6 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment coupled with increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges) in the six months ended October 31, 2023 compared to the year-ago period. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 13% in the six months ended October 31, 2023 as compared to 18% in the six months ended October 31, 2022
Executive Search Asia Pacific Adjusted EBITDA decreased by $3.0 million, or 23%, to $10.2 million in the six months ended October 31, 2023 compared to $13.2 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 23% in the six months ended October 31, 2023 as compared to 26% in the six months ended October 31, 2022.
Executive Search Latin America Adjusted EBITDA decreased by $2.7 million, or 52%, to $2.5 million in the six months ended October 31, 2023 compared to $5.2 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, combined with increases in compensation and benefits and general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 18% in the six months ended October 31, 2023 as compared to 33% in the six months ended October 31, 2022.
Professional Search & Interim Adjusted EBITDA was $50.0 million in the six months ended October 31, 2023, a decrease of $11.6 million, or 19%, as compared to $61.6 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by higher cost of services expense and increases in compensation and benefits expense (excluding integration/acquisition cost) and general and administrative expenses (excluding integration/acquisition costs), partially offset by higher fee revenue in the segment driven by the Acquired Companies. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 18% in the six months ended October 31, 2023 compared to 26% in the year-ago period.
RPO Adjusted EBITDA was $19.3 million in the six months ended October 31, 2023, a decrease of $14.4 million, or 43%, as compared to $33.7 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense, general and administrative expenses (excluding impairment charges) and cost of services expenses. RPO Adjusted EBITDA, as a percentage of fee revenue, was 11% in the six months ended October 31, 2023 compared to 15% in the year-ago period.
Other Loss, Net
Other loss, net was $0.3 million in the six months ended October 31, 2023 compared to $8.3 million in the year-ago period. The difference was primarily due to smaller losses from the decrease in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP during the six months ended October 31, 2023 compared to the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $11.3 million in the six months ended October 31, 2023 compared to $14.7 million in the year-ago period. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the six months ended October 31, 2023 compared to the year-ago period.
Income Tax Provision
The provision for income tax was $20.8 million in the six months ended October 31, 2023, with an effective tax rate of 30.5%, compared to $55.1 million in the six months ended October 31, 2022, with an effective rate of 26.5%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the tax benefit recorded in connection with the windfall from stock-based awards that vested during the six months ended October 31, 2023 was less than the benefit recorded in connection with the windfall from stock-based awards that vested in the six months ended October 31, 2022. The windfall is the amount by which the Company's tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company's financial statements over the awards' vesting period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2023 was $2.3 million, as compared to $2.4 million in the six months ended October 31, 2022.
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
On December 16, 2019, we completed a private placement of the Notes with a $400 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of October 31, 2023, the fair value of the Notes was $365.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500 million delayed draw term loan facility with the delayed draw having expired on June 23, 2023 (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit have been issued as of October 31, 2023 and April 30, 2023. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $10.8 million and $11.5 million of standby letters with other financial institutions as of October 31, 2023 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $8.6 million and $55.5 million of the Company’s stock during the six months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, $226.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $843.8 million and $1,067.9 million as of October 31, 2023 and April 30, 2023, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $464.0 million and $488.2 million at October 31, 2023 and April 30, 2023, respectively. As of October 31, 2023 and April 30, 2023, we held $334.1 million and $395.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of October 31, 2023 and April 30, 2023, marketable securities of $223.0 million and $223.9 million, respectively, included equity securities of $193.4 million (net of gross unrealized gains of $7.4 million and gross unrealized losses of $6.2 million) and $187.8 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $8.7 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $183.3 million and $176.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $177.8 million and $172.2 million as of October 31, 2023 and April 30, 2023, respectively. Unvested obligations under the deferred compensation plans totaled $21.4 million and $21.9 million as of October 31, 2023 and April 30, 2023, respectively.
The net decrease in our working capital of $5.0 million as of October 31, 2023 compared to April 30, 2023 is primarily attributable to decreases in cash and cash equivalents and marketable securities, partially offset by a decrease in compensation and benefits payable combined with an increase in account receivables. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 56 days to 65 days (which is consistent with historical experience) from April 30, 2023 to October 31, 2023. Cash used in operating activities was $141.9 million in the six months ended October 31, 2023, an increase of $43.2 million, compared to the cash used in operating activities of $98.7 million in the six months ended October 31, 2022.
Cash used in investing activities was $22.3 million in the six months ended October 31, 2023 compared to $150.2 million in the year-ago period. A decrease in cash used in investing activities was primarily due to $99.3 million in cash paid for the acquisition of Infinity Consulting Solutions in the six months ended October 31, 2022 compared to no acquisition in the six months ended October 31, 2023. Further contributing to this decrease was a decrease in the purchase of marketable securities of $22.5 million, $5.3 million less in the purchase of property and equipment and higher proceeds received from life insurance policies of $8.3 million during the six months ended October 31, 2023 compared to year-ago period. The decrease was partially offset by a decrease in proceeds received from sales/maturities of marketable securities of $7.5 million during the six months ended October 31,2023 compared to year-ago period.
Cash used in financing activities was $38.6 million in the six months ended October 31, 2023 compared to $96.1 million in the six months ended October 31, 2022. The decrease in cash used in financing activities was primarily due to decreases in repurchases of the Company’s common stock and cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $47.4 million and $11.5 million, respectively, in the six months ended October 31, 2023 compared to the year-ago period.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2023 and April 30, 2023, we held contracts with gross cash surrender value of $279.2 million and $275.1 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $77.1 million as of both October 31, 2023 and April 30, 2023. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2023 and April 30, 2023, the net cash surrender value of these policies was $202.1 million and $198.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2023.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2023, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2023 and 2022, we recorded foreign currency losses of $1.5 million and $0.2 million, respectively, in general and administrative expenses in the consolidated statements of operations.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Swiss Franc, Polish Zloty, Danish Krone, Swedish Krona, Singapore Dollar, South Korea Won and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2023, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.3 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of October 31, 2023, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility (the availability of this facility expired on June 24, 2023), and fees relating to the issuance of letters of credit.
We had $77.1 million of borrowings against the CSV of COLI contracts as of both October 31, 2023 and April 30, 2023, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of October 31, 2023.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended October 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2023— August 31, 2023	—	$—	—	$231.0 million
September 1, 2023— September 30, 2023	7,615	$47.92	—	$231.0 million
October 1, 2023— October 31, 2023	92,733	$47.45	92,500	$226.7 million
Total	100,348	$47.48	92,500
_________________________
(1)Represents withholding of 7,848 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $4.4 million of the Company’s common stock under the program during the second quarter of fiscal 2024.
The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Amended Credit Agreement, the Company's total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the "consolidated net leverage ratio"), is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended October 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 8, 2023
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)