Form 10-Q
period 2024-01-31
KORN FERRY
filed 2024-03-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 4, 2024 was 52,180,239 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024	April 30, 2023
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$736,797	$844,024
Marketable securities	45,727	44,837
Receivables due from clients, net of allowance for doubtful accounts of $50,302 and $44,377 at January 31, 2024 and April 30, 2023, respectively	589,717	569,601
Income taxes and other receivables	63,020	67,512
Unearned compensation	60,071	63,476
Prepaid expenses and other assets	49,377	49,219
Total current assets	1,544,709	1,638,669

Marketable securities, non-current	204,326	179,040
Property and equipment, net	163,600	161,876
Operating lease right-of-use assets, net	167,441	142,690
Cash surrender value of company-owned life insurance policies, net of loans	216,450	197,998
Deferred income taxes	121,267	102,057
Goodwill	909,330	909,491
Intangible assets, net	95,151	114,426
Unearned compensation, non-current	111,286	103,607
Investments and other assets	22,765	24,590
Total assets	$3,556,325	$3,574,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$46,368	$53,386
Income taxes payable	23,599	19,969
Compensation and benefits payable	423,268	532,934
Operating lease liability, current	36,895	45,821
Other accrued liabilities	312,511	324,150
Total current liabilities	842,641	976,260

Deferred compensation and other retirement plans	427,464	396,534
Operating lease liability, non-current	151,159	119,220
Long-term debt	396,755	396,194
Deferred tax liabilities	5,709	5,352
Other liabilities	25,186	27,879
Total liabilities	1,848,914	1,921,439

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 77,511 and 76,693 shares issued and 52,345 and 52,269 shares outstanding at January 31, 2024 and April 30, 2023, respectively	428,413	429,754
Retained earnings	1,378,140	1,311,081
Accumulated other comprehensive loss, net	(102,930)	(92,764)
Total Korn Ferry stockholders' equity	1,703,623	1,648,071
Noncontrolling interest	3,788	4,934
Total stockholders' equity	1,707,411	1,653,005
Total liabilities and stockholders' equity	$3,556,325	$3,574,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Fee revenue	$668,679	$680,782	$2,071,871	$2,104,534
Reimbursed out-of-pocket engagement expenses	8,194	6,063	23,711	21,178
Total revenue	676,873	686,845	2,095,582	2,125,712

Compensation and benefits	456,216	479,382	1,389,956	1,409,774
General and administrative expenses	62,661	72,785	194,315	202,328
Reimbursed expenses	8,194	6,063	23,711	21,178
Cost of services	75,814	57,903	231,516	157,152
Depreciation and amortization	19,509	17,037	58,075	50,359
Restructuring charges, net	4,612	41,162	68,558	41,162
Total operating expenses	627,006	674,332	1,966,131	1,881,953

Operating income	49,867	12,513	129,451	243,759
Other income, net	23,817	13,097	23,559	4,824
Interest expense, net	(4,946)	(5,378)	(16,282)	(20,088)
Income before provision for income taxes	68,738	20,232	136,728	228,495
Income tax provision	9,018	8,463	29,779	63,575
Net income	59,720	11,769	106,949	164,920
Net income attributable to noncontrolling interest	(649)	(522)	(2,984)	(2,885)
Net income attributable to Korn Ferry	$59,071	$11,247	$103,965	$162,035

Earnings per common share attributable to Korn Ferry:
Basic	$1.14	$0.21	$2.00	$3.07
Diluted	$1.13	$0.21	$1.99	$3.05

Weighted-average common shares outstanding:
Basic	51,126	51,278	51,129	51,639
Diluted	51,343	51,431	51,329	51,999

Cash dividends declared per share:	$0.33	$0.15	$0.69	$0.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Net income	$59,720	$11,769	$106,949	$164,920

Other comprehensive income:
Foreign currency translation adjustments	12,990	39,915	(10,228)	(4,164)
Deferred compensation and pension plan adjustments, net of tax	29	60	84	165
Net unrealized gain on marketable securities, net of tax	172	321	344	10
Comprehensive income	72,911	52,065	97,149	160,931
Less: comprehensive income attributable to noncontrolling interest	(897)	(955)	(3,350)	(3,513)
Comprehensive income attributable to Korn Ferry	$72,014	$51,110	$93,799	$157,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
Net income	—	—	46,605	—	46,605	580	47,185
Other comprehensive income	—	—	—	2,293	2,293	335	2,628
Dividends paid to shareholders	—	—	(9,627)	—	(9,627)	—	(9,627)
Purchase of stock	(291)	(14,358)	—	—	(14,358)	—	(14,358)
Issuance of stock	727	5,217	—	—	5,217	—	5,217
Stock-based compensation	—	8,480	—	—	8,480	—	8,480
Balance as of July 31, 2023	52,705	429,093	1,348,059	(90,471)	1,686,681	5,849	1,692,530
Net (loss) income	—	—	(1,711)	—	(1,711)	1,755	44
Other comprehensive loss	—	—	—	(25,402)	(25,402)	(217)	(25,619)
Dividends paid to shareholders	—	—	(9,662)	—	(9,662)	—	(9,662)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,040)	(3,040)
Purchase of stock	(100)	(4,765)	—	—	(4,765)	—	(4,765)
Issuance of stock	51	—	—	—	—	—	—
Stock-based compensation	—	11,012	—	—	11,012	—	11,012
Balance as of October 31, 2023	52,656	435,340	1,336,686	(115,873)	1,656,153	4,347	1,660,500
Net income	—	—	59,071	—	59,071	649	59,720
Other comprehensive income	—	—	—	12,943	12,943	248	13,191
Dividends paid to shareholders	—	—	(17,617)	—	(17,617)	—	(17,617)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,456)	(1,456)
Purchase of stock	(384)	(21,102)	—	—	(21,102)	—	(21,102)
Issuance of stock	73	4,056	—	—	4,056	—	4,056
Stock-based compensation	—	10,119	—	—	10,119	—	10,119
Balance as of January 31, 2024	52,345	$428,413	$1,378,140	$(102,930)	$1,703,623	$3,788	$1,707,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
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

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended January 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income	$106,949	$164,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,075	50,359
Stock-based compensation expense	30,260	26,910
Provision for doubtful accounts	17,204	16,725
Gain on marketable securities	(22,801)	(2,960)
Deferred income taxes	(18,818)	(9,082)
Gain on cash surrender value of life insurance policies	(6,444)	(7,439)
Impairment of right-of-use assets	1,629	5,471
Impairment of fixed assets	1,575	4,375
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(147,559)	(128,596)
Receivables due from clients	(37,320)	(35,739)
Deferred compensation	49,609	42,627
Unearned compensation	(4,274)	8,130
Income taxes and other receivables	(8,712)	(26,439)
Income taxes payable	3,410	(17,492)
Prepaid expenses and other assets	(158)	2,574
Other	(520)	(1,560)
Net cash provided by operating activities	22,105	92,784
Cash flows from investing activities:
Purchase of property and equipment	(43,287)	(54,049)
Purchase of marketable securities	(40,714)	(53,530)
Proceeds from sales/maturities of marketable securities	38,138	53,697
Proceeds from life insurance policies	16,272	2,696
Premium on company-owned life insurance policies	(14,953)	(14,998)
Dividends received from unconsolidated subsidiaries	—	150
Cash paid for acquisitions, net of cash acquired	—	(99,322)
Net cash used in investing activities	(44,544)	(165,356)
Cash flows from financing activities:
Dividends paid to shareholders	(36,906)	(24,940)
Repurchases of common stock	(30,128)	(82,456)
Payments of tax withholdings on restricted stock	(10,609)	(22,136)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	8,347	7,606
Dividends - noncontrolling interest	(4,496)	(4,721)
Principal payments on finance leases	(1,361)	(1,228)
Payments on life insurance policy loans	(123)	(2,244)
Net cash used in financing activities	(75,276)	(130,119)
Effect of exchange rate changes on cash and cash equivalents	(9,512)	(3,481)
Net decrease in cash and cash equivalents	(107,227)	(206,172)
Cash and cash equivalents at beginning of period	844,024	978,070
Cash and cash equivalents at end of the period	$736,797	$771,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024
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
The Company services its clients with a core set of solutions that are anchored around talent and talent management – essentially touching every aspect of an employer’s engagement with their employees. Korn Ferry's five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. The Company's colleagues engage with clients through the delivery of one of the Company's core solutions as a point solution sale or through combining component parts of the Company's core solutions into an integrated solution. In either case, Korn Ferry is solving clients’ most challenging business and human capital issues.
Basis of Consolidation and Presentation
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2023 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X and prevailing practice within the Company's different industries. The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year or any other period.
The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.
Use of Estimates and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2024 and April 30, 2023, the Company's investments in cash equivalents consisted of money market funds and commercial paper and as of January 31, 2024 also consisted of U.S. Treasury and Agency securities. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
Marketable Securities
The Company currently has investments in marketable securities and mutual funds that are classified as either equity securities or available-for-sale debt securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets. The investments that the Company may sell within the next 12 months are carried as current assets.
The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying condensed consolidated statements of operations in other income, net.
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and nine months ended January 31, 2024 and 2023, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
As of January 31, 2024 and April 30, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, right-of-use ("ROU") assets and software developed or obtained for internal use. In accordance with ASC 360, Property, Plant and Equipment, management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the nine months ended January 31, 2024, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the condensed consolidated statements of income in general and administrative expenses. During the nine months ended January 31, 2024, the Company also recognized a $1.5 million software impairment charge in the Digital segment, which was recorded in the condensed consolidated statements of income in general and administrative expenses. During the three and nine months ended January 31, 2023, the Company reduced its real estate footprint and as a result, the Company recorded an impairment charge of ROU assets of $5.5 million and an impairment of leasehold improvements and furniture and fixtures of $4.4 million, both recorded in the condensed consolidated statements of income in general and administrative expenses.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative impairment test performed as of January 31, 2024, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of April 30, 2023, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed, if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any impairment as of January 31, 2024 and April 30, 2023.
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
Recent Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an amendment in accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company will adopt this guidance in its fiscal year beginning May 1, 2024. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued an amendment in accounting update for income taxes disclosures. The new amendments provide improvements to income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendments of this update are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The Company will adopt this guidance in its fiscal year beginning May 1, 2025. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$59,071	$11,247	$103,965	$162,035
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,014	249	1,954	3,545
Basic net earnings attributable to common stockholders	58,057	10,998	102,011	158,490
Add: undistributed earnings to nonvested restricted stockholders	717	72	1,273	3,017
Less: reallocation of undistributed earnings to nonvested restricted stockholders	714	72	1,268	2,997
Diluted net earnings attributable to common stockholders	$58,060	$10,998	$102,016	$158,510

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,126	51,278	51,129	51,639
Effect of dilutive securities:
Restricted stock	216	150	193	352
ESPP	1	3	7	8
Diluted weighted-average number of common shares outstanding	51,343	51,431	51,329	51,999

Net earnings per common share:
Basic earnings per share	$1.14	$0.21	$2.00	$3.07
Diluted earnings per share	$1.13	$0.21	$1.99	$3.05
During the three and nine months ended January 31, 2024, restricted stock awards of 0.9 million shares and 1.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2023, restricted stock awards of 1.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
3. Comprehensive Income
Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends), and is reported in the accompanying condensed consolidated statements of comprehensive income. Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.
The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2024	April 30, 2023

	(in thousands)
Foreign currency translation adjustments	$(107,454)	$(96,860)
Deferred compensation and pension plan adjustments, net of tax	4,465	4,381
Marketable securities unrealized gain (loss), net of tax	59	(285)
Accumulated other comprehensive loss, net	$(102,930)	$(92,764)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)
Unrealized gains arising during the period	12,742	—	172	12,914
Reclassification of realized net losses to net income	—	29	—	29
Balance as of January 31, 2024	$(107,454)	$4,465	$59	$(102,930)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (2)	Unrealized (Losses) Gains on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized (losses) gains arising during the period	(10,594)	—	344	(10,250)
Reclassification of realized net losses to net income	—	84	—	84
Balance as of January 31, 2024	$(107,454)	$4,465	$59	$(102,930)
___________________

(1)	The tax effect on the unrealized gains were $0.1 million and $0.1 million for the three and nine months ended January 31, 2024.
(2)	The tax effect on the reclassifications of realized net losses was $0.1 million for the nine months ended January 31, 2024.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2022	$(136,991)	$1,066	$(740)	$(136,665)
Unrealized gains arising during the period	39,482	—	321	39,803
Reclassification of realized net losses to net income	—	60	—	60
Balance as of January 31, 2023	$(97,509)	$1,126	$(419)	$(96,802)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (2)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized (losses) gains arising during the period	(4,792)	—	10	(4,782)
Reclassification of realized net losses to net income	—	165	—	165
Balance as of January 31, 2023	$(97,509)	$1,126	$(419)	$(96,802)
___________________

(1)	The tax effect on the unrealized gains was $0.1 million for the three months ended January 31, 2023.
(2)	The tax effect on the reclassifications of realized net losses was $0.1 million for the nine months ended January 31, 2023.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Restricted stock	$10,119	$9,350	$29,611	$26,327
ESPP	188	134	649	583
Total stock-based compensation expense	$10,307	$9,484	$30,260	$26,910
Common Stock
During the three and nine months ended January 31, 2024, the Company repurchased (on the open market or through privately negotiated transactions) 382,500 shares and 565,000 shares of the Company’s common stock for $21.0 million and $29.6 million, respectively. During the three and nine months ended January 31, 2023, the Company repurchased (on the open market or through privately negotiated transactions) 462,500 shares and 1,454,867 shares of the Company's common stock for $25.0 million and $80.5 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2024 and April 30, 2023:

	January 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$14,670	$9	$(3)	$14,676	$1,500	$13,176	$—	$—
Corporate notes/bonds	19,814	84	(32)	19,866	—	10,897	8,969	—
U.S. Treasury and Agency Securities	3,829	21	—	3,850	—	993	2,857	—
Total debt investments	$38,313	$114	$(35)	$38,392	$1,500	$25,066	$11,826	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$213,161	$—	$20,661	$192,500	$—
Total equity investments				$213,161	$—	$20,661	$192,500	$—
Cash				$590,938	$590,938	$—	$—	$—
Money market funds				144,359	144,359	—	—	—
Level 2:
Foreign currency forward contracts				651	—	—	—	651
Total				$987,501	$736,797	$45,727	$204,326	$651

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)

	April 30, 2023
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $197.1 million and $172.2 million as of January 31, 2024 and April 30, 2023, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $22.3 million and $21.9 million as of January 31, 2024 and April 30, 2023, respectively. During the three and nine months ended January 31, 2024, the fair value of the investments increased; therefore, the Company recognized a gain of $23.8 million and $22.8 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2023, the fair value of the investments increased; therefore, the Company recognized a gain of $12.7 million and $3.0 million, respectively, which was recorded in other income, net.

As of January 31, 2024, available-for-sale marketable securities had remaining maturities ranging from 1 month to 21 months. During the three and nine months ended January 31, 2024, there were $4.4 million and $30.6 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2023, there were $14.3 million and $47.3 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2024 and April 30, 2023, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of January 31, 2024 were $20.9 million. Unrealized losses recorded for the period that relate to equity securities still held as of January 31, 2023 were $2.8 million.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2024	April 30, 2023

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,032	$2,813
Derivative liabilities:
Foreign currency forward contracts	$381	$680
As of January 31, 2024, the total notional amounts of the forward contracts purchased and sold were $84.1 million and $33.7 million, respectively. As of April 30, 2023, the total notional amounts of the forward contracts purchased and sold were $112.7 million and $41.1 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three and nine months ended January 31, 2024, the Company incurred gains of $2.4 million and $0.9 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. During the three and nine months ended January 31, 2023, the Company incurred gains of $3.3 million and $1.2 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency gains related to forward contracts offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Service cost	$11,347	$10,573	$32,526	$30,200
Interest cost	3,435	2,439	10,228	7,263
Amortization of actuarial loss	184	218	551	654
Expected return on plan assets (1)	(272)	(289)	(816)	(867)
Net periodic service credit amortization	(101)	(101)	(304)	(304)
Net periodic benefit costs (2)	$14,593	$12,840	$42,185	$36,946
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% and 5.50% for January 31, 2024 and 2023, respectively.
(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $293.4 million and $275.1 million as of January 31, 2024 and April 30, 2023, respectively, was offset by outstanding policy loans of $77.0 million and $77.1 million in the accompanying condensed consolidated balance sheets as of January 31, 2024 and April 30, 2023, respectively. The CSV value of the underlying COLI investments increased by $2.5 million and $6.4 million during the three and nine months ended January 31, 2024, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income. The CSV value of the underlying COLI investment increased by $2.5 million and $7.4 million during the three and nine months ended January 31, 2023, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
The Company’s ECAP is intended to provide certain employees an opportunity to defer their salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key members of management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying condensed consolidated balance sheets.
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2024, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $22.5 million and $22.7 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $23.8 million and $22.8 million during the three and nine months ended January 31, 2024, recorded in other income, net on the condensed consolidated statements of income. During the three and nine months ended January 31, 2023, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $12.1 million and $3.5 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.7 million and $3.0 million during the three and nine months ended January 31, 2023, recorded in other income, net on the condensed consolidated statements of income. (see Note 5—Financial Instruments).
7. Fee Revenue
Contract Balances
A contract asset (unbilled receivables) is recorded when the Company transfers control of products or services before there is an unconditional right to payment. A contract liability (deferred revenue) is recorded when cash is received in advance of performance of the obligation. Deferred revenue represents the future performance obligations to transfer control of products or services for which we have already received consideration. Deferred revenue is presented in other accrued liabilities on the condensed consolidated balance sheets.
The following table outlines the Company’s contract asset and liability balances as of January 31, 2024 and April 30, 2023:

	January 31, 2024	April 30, 2023

	(in thousands)
Contract assets-unbilled receivables	$120,335	$99,442
Contract liabilities-deferred revenue	$246,418	$257,067
During the nine months ended January 31, 2024, we recognized revenue of $175.1 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of January 31, 2024, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,081.3 million. Of the $1,081.3 million of remaining performance obligations, the Company expects to recognize approximately $212.5 million in the remainder of fiscal 2024, $523.1 million in fiscal 2025, $212.3 million in fiscal 2026 and the remaining $133.4 million in fiscal 2027 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$205,187	30.7%	$199,341	29.3%
Financial Services	117,836	17.6	117,880	17.3
Life Sciences/Healthcare	115,775	17.3	125,064	18.4
Consumer Goods	97,467	14.6	88,631	13.0
Technology	90,784	13.6	112,218	16.5
Education/Non–Profit/General	41,630	6.2	37,648	5.5
Fee Revenue	$668,679	100.0%	$680,782	100.0%

	Nine Months Ended January 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$612,036	29.5%	$601,698	28.6%
Financial Services	368,208	17.8	367,878	17.5
Life Sciences/Healthcare	358,994	17.3	391,863	18.6
Technology	304,686	14.7	359,475	17.1
Consumer Goods	290,890	14.1	283,859	13.5
Education/Non–Profit/General	137,057	6.6	99,761	4.7
Fee Revenue	$2,071,871	100.0%	$2,104,534	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2023	$44,377
Provision for credit losses	17,204
Write-offs	(11,272)
Recoveries of amounts previously written off	259
Foreign currency translation	(266)
Balance at January 31, 2024	$50,302
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at January 31, 2024
Commercial paper	$8,932	$3	$—	$—	$1,500	$7,432	$—
Corporate notes/bonds	$—	$—	$7,480	$32	$—	$7,480	$—
Balance at April 30, 2023
Commercial paper	$8,229	$26	$3,492	$4	$—	$11,721	$—
Corporate notes/bonds	$9,581	$123	$13,815	$232	$—	$20,489	$2,907
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was an expense of $9.0 million and $29.8 million in the three and nine months ended January 31, 2024, with an effective tax rate of 13.1% and 21.8%, respectively, compared to $8.5 million and $63.6 million in the three and nine months ended January 31, 2023, with an effective tax rate of 41.8% and 27.8%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in the effective tax rate for the three and nine months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
10. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search Europe, the Middle East and Africa ("EMEA"), Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and Recruitment Process Outsourcing ("RPO").
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
Financial highlights are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$668,679	$680,782	$2,071,871	$2,104,534
Total revenue	$676,873	$686,845	$2,095,582	$2,125,712

Net income attributable to Korn Ferry	$59,071	$11,247	$103,965	$162,035
Net income attributable to noncontrolling interest	649	522	2,984	2,885
Other income, net	(23,817)	(13,097)	(23,559)	(4,824)
Interest expense, net	4,946	5,378	16,282	20,088
Income tax provision	9,018	8,463	29,779	63,575
Operating income	49,867	12,513	129,451	243,759
Depreciation and amortization	19,509	17,037	58,075	50,359
Other income, net	23,817	13,097	23,559	4,824
Integration/acquisition costs	3,899	2,456	13,057	9,472
Impairment of fixed assets	—	4,375	1,575	4,375
Impairment of right-of-use assets	—	5,471	1,629	5,471
Restructuring charges, net	4,612	41,162	68,558	41,162
Adjusted EBITDA (1)	$101,704	$96,111	$295,904	$359,422
___________________

(1)
Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.

Financial highlights by reportable segments are as follows:

	Three Months Ended January 31,
	2024			2023
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$166,947	$169,929	$27,812	$162,155	$164,414	$23,305
Digital	90,317	90,394	27,370	85,071	85,087	22,153
Executive Search:
North America	121,449	123,059	29,382	132,810	134,255	30,446
EMEA	48,999	49,171	7,799	48,960	49,195	7,981
Asia Pacific	21,324	21,384	4,500	22,621	22,694	5,538
Latin America	7,541	7,543	1,750	7,654	7,658	2,462
Professional Search & Interim	130,890	131,824	23,795	117,980	118,616	21,969
RPO	81,212	83,569	9,291	103,531	104,926	9,849
Corporate	—	—	(29,995)	—	—	(27,592)
Consolidated	$668,679	$676,873	$101,704	$680,782	$686,845	$96,111

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)

	Nine Months Ended January 31,
	2024			2023
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$512,830	$521,675	$81,920	$501,731	$508,994	$83,944
Digital	275,395	275,563	80,678	263,161	263,479	73,855
Executive Search:
North America	381,459	386,405	87,574	426,839	431,286	112,164
EMEA	138,873	139,621	19,056	140,661	141,443	24,577
Asia Pacific	65,167	65,454	14,690	72,410	72,669	18,723
Latin America	22,041	22,050	4,296	23,283	23,289	7,686
Professional Search & Interim	411,453	414,348	73,746	351,670	354,430	83,587
RPO	264,653	270,466	28,617	324,779	330,122	43,562
Corporate	—	—	(94,673)	—	—	(88,676)
Consolidated	$2,071,871	$2,095,582	$295,904	$2,104,534	$2,125,712	$359,422
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, net at amortized cost, consisted of the following:

In thousands	January 31, 2024	April 30, 2023
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,245)	(3,806)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,755	$396,194
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
As of January 31, 2024 and April 30, 2023, there was no outstanding liability under the Credit Facilities, and the Company was in compliance with its debt covenants. The Company had a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit were issued as of January 31, 2024 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $14.0 million and $11.5 million of standby letters with other financial institutions as of January 31, 2024 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. During the nine months ended January 31, 2024, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million in the condensed consolidated statements of income. During both the three and nine months ended January 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $5.5 million in the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	(in thousands)
Finance lease cost
Amortization of ROU assets	$384	$366	$1,234	$1,104
Interest on lease liabilities	53	47	161	141
	437	413	1,395	1,245
Operating lease cost	12,013	12,339	35,099	36,957
Short-term lease cost	178	183	669	616
Variable lease cost	3,371	3,300	10,286	7,538
Lease impairment cost	—	5,471	1,629	5,471
Sublease income	(1,096)	(1,019)	(3,210)	(2,264)
Total lease cost	$14,903	$20,687	$45,868	$49,563
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,616	$49,870
Financing cash flows from finance leases	$1,361	$1,228

ROU assets obtained in exchange for lease obligations:
Operating leases	$56,487	$8,967
Finance leases	$882	$2,673
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2024 (excluding the nine months ended January 31, 2024)	$11,065	$417
2025	44,433	1,565
2026	37,467	1,193
2027	28,369	778
2028	21,783	509
Thereafter	101,660	12
Total lease payments	244,777	4,474
Less: imputed interest	56,723	355
Total	$188,054	$4,119

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
13. Restructuring Charges, Net
In light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates and global economic and geopolitical uncertainty, on October 23, 2023, the Company initiated a plan (the “Plan”) intended to align its workforce with its current business realities through position eliminations. Due to the implementation of the Plan, the Company recorded restructuring charges of $68.6 million in the nine months ended January 31, 2024 across all lines of business related to severance for positions that were eliminated, which included adjustments to previously recorded restructuring accruals of $4.6 million during the three months ended January 31, 2024.
On January 11, 2023, the Company implemented a separate restructuring plan and recorded restructuring charges of $41.2 million in the three and nine months ended January 31, 2023 across all lines of business related to severance for positions that were eliminated.

Changes in the restructuring liability during the three months ended January 31, 2024 were as follows:

Restructuring Liability
(in thousands)
As of October 31, 2023	$48,653
Restructuring charges, net	4,612
Reductions for cash payments	(38,523)
Exchange rate fluctuations	949
As of January 31, 2024	$15,691

Changes in the restructuring liability during the nine months ended January 31, 2024 were as follows:

Restructuring Liability
(in thousands)
As of April 30, 2023	$8,004
Restructuring charges, net	68,558
Reductions for cash payments	(46,240)
Reductions for non-cash payments	(15,421)
Exchange rate fluctuations	790
As of January 31, 2024	$15,691

As of January 31, 2024 and April 30, 2023, the restructuring liability is included in the current portion of other accrued liabilities on the condensed consolidated balance sheets.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2024 (continued)
Restructuring charges incurred by segment were as follows:

	Three Months Ended January 31,
	2024	2023

	(in thousands)
Consulting	$1,051	$10,842
Digital	618	2,856
Executive Search:
North America	1,398	4,352
EMEA	855	12,255
Asia Pacific	—	2,129
Latin America	—	697
Professional Search & Interim	—	4,835
RPO	690	3,097
Corporate	—	99
Consolidated	$4,612	$41,162

	Nine Months Ended January 31,
	2024	2023

	(in thousands)
Consulting	$18,871	$10,842
Digital	9,469	2,856
Executive Search:
North America	8,825	4,352
EMEA	17,265	12,255
Asia Pacific	1,963	2,129
Latin America	110	697
Professional Search & Interim	3,778	4,835
RPO	7,885	3,097
Corporate	392	99
Consolidated	$68,558	$41,162

14. Subsequent Event
Quarterly Dividend Declaration
On March 5, 2024, the Board of Directors of the Company declared a cash dividend of $0.33 per share with a payment date of April 15, 2024 to holders of the Company’s common stock of record at the close of business on March 27, 2024. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our work force realignment plan and business strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, interest rates, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance, develop and respond to new technology, including artificial intelligence, our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, resulting organizational changes, our indebtedness, those relating to the ultimate magnitude and duration of any pandemic, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. We also make available on the Investor Relations portion of our website earnings slides and other important information, which we encourage you to review.
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
Over the last four years, we have seen more change in the workplace than we did in the previous 15 years. Today, we find ourselves doing different work and working differently. Employees want to and they are working remotely. People don’t want to be tethered to a single company for their entire career. Rather, they want to have many new and unique experiences across many different employers – a career nomad of sorts. There is growing demand for companies to have responsibilities that go beyond delivering profits to shareholders, covering areas such as Environmental, Social and Governance. The continual advancement of technologies like Generative AI creates a constant demand for workers to be upskilled or reskilled. All of these changes and disruptions lead to opportunities for Korn Ferry and make us more relevant than at any time in our history. We have core and integrated solutions that line up to these issues and help our clients solve their most pressing business and Human Capital challenges.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 350 of our top clients that generate approximately 38% of our year-to-date consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and Human Capital issues. Despite near-term headwinds, we believe Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst all of our service offerings and our M&A activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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
Q3 FY'24 Performance Highlights

•We reported Q3 FY'24 fee revenue of $668.7 million, a year-over-year decrease of 2%.

•Net income attributable to Korn Ferry was $59.1 million with a margin of 8.8%, a 710bps increase compared to the year-ago quarter, while diluted earnings per share was $1.13 in Q3 FY'24.

•Q3 FY'24 Adjusted EBITDA was $101.7 million with an Adjusted EBITDA margin of 15.2%, a 110bps increase compared to the year-ago quarter.

•Consulting and Digital continued to show resilient business operations:
◦Consulting fee revenue grew 3% year-over-year.
◦Digital fee revenue grew 6% year-over-year with an 11% increase in Subscription & License fee revenue, which approximated $33.0 million in the quarter.
In light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates, and global economic and geopolitical uncertainty, which we expected to result in near-term slowing or declines in fee revenue, on October 23, 2023, we initiated a plan (the "Plan") intended to align our workforce with our current business realities through position eliminations, which affected approximately eight percent of the Company's employees. The Plan resulted in restructuring charges, net of $4.6 million and $68.6 million during the three and nine months ended January 31, 2023, respectively.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended January 31, 2024, Adjusted EBITDA excluded $4.6 million of restructuring charges, net, and $3.9 million of integration/acquisition costs. For the nine months ended January 31, 2024, Adjusted EBITDA excluded $68.6 million of restructuring charges, net, $13.1 million of integration/acquisition costs, $1.6 million of impairment of right-of-use assets, and $1.6 million impairment of fixed assets. For the three and nine months ended January 31, 2023, Adjusted EBITDA excluded $41.2 million of restructuring charges, net, $5.5 million impairment of right-of-use assets, and $4.4 million impairment of fixed assets. In addition, for the three and nine months ended January 31, 2023, Adjusted EBITDA further excluded $2.5 million and $9.5 million of integration/acquisition costs, respectively.
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
Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance and the identification of operating trends that may otherwise be distorted by the factors discussed above. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying condensed consolidated financial statements, except that the above noted items are excluded to arrive at Adjusted EBITDA. Management further believes that Adjusted EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.2	0.9	1.1	1.0
Total revenue	101.2	100.9	101.1	101.0
Compensation and benefits	68.2	70.4	67.1	67.0
General and administrative expenses	9.4	10.7	9.4	9.6
Reimbursed expenses	1.2	0.9	1.1	1.0
Cost of services	11.3	8.5	11.2	7.5
Depreciation and amortization	2.9	2.5	2.8	2.4
Restructuring charges, net	0.7	6.0	3.3	2.0
Operating income	7.5	1.8	6.2	11.6
Net income	8.9%	1.7%	5.2%	7.8%
Net income attributable to Korn Ferry	8.8%	1.7%	5.0%	7.7%

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2024		2023		2024		2023
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$166,947	25.0%	$162,155	23.8%	$512,830	24.7%	$501,731	23.9%
Digital	90,317	13.5	85,071	12.5	275,395	13.3	263,161	12.5
Executive Search:
North America	121,449	18.2	132,810	19.5	381,459	18.4	426,839	20.3
EMEA	48,999	7.3	48,960	7.2	138,873	6.7	140,661	6.7
Asia Pacific	21,324	3.2	22,621	3.3	65,167	3.1	72,410	3.4
Latin America	7,541	1.1	7,654	1.1	22,041	1.1	23,283	1.1
Total Executive Search	199,313	29.8	212,045	31.1	607,540	29.3	663,193	31.5
Professional Search & Interim	130,890	19.6	117,980	17.4	411,453	19.9	351,670	16.7
RPO	81,212	12.1	103,531	15.2	264,653	12.8	324,779	15.4
Total fee revenue	668,679	100.0%	680,782	100.0%	2,071,871	100.0%	2,104,534	100.0%
Reimbursed out-of-pocket engagement expense	8,194		6,063		23,711		21,178
Total revenue	$676,873		$686,845		$2,095,582		$2,125,712

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$668,679	$680,782	$2,071,871	$2,104,534
Total revenue	$676,873	$686,845	$2,095,582	$2,125,712

Net income attributable to Korn Ferry	$59,071	$11,247	$103,965	$162,035
Net income attributable to noncontrolling interest	649	522	2,984	2,885
Other income, net	(23,817)	(13,097)	(23,559)	(4,824)
Interest expense, net	4,946	5,378	16,282	20,088
Income tax provision	9,018	8,463	29,779	63,575
Operating income	49,867	12,513	129,451	243,759
Depreciation and amortization	19,509	17,037	58,075	50,359
Other income, net	23,817	13,097	23,559	4,824
Integration/acquisition costs	3,899	2,456	13,057	9,472
Impairment of fixed assets	—	4,375	1,575	4,375
Impairment of right-of-use assets	—	5,471	1,629	5,471
Restructuring charges, net	4,612	41,162	68,558	41,162
Adjusted EBITDA	$101,704	$96,111	$295,904	$359,422
Adjusted EBITDA margin	15.2%	14.1%	14.3%	17.1%

	Three Months Ended January 31,
	2024				2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$166,947	$169,929	$27,812	16.7%	$162,155	$164,414	$23,305	14.4%
Digital	90,317	90,394	27,370	30.3%	85,071	85,087	22,153	26.0%
Executive Search:
North America	121,449	123,059	29,382	24.2%	132,810	134,255	30,446	22.9%
EMEA	48,999	49,171	7,799	15.9%	48,960	49,195	7,981	16.3%
Asia Pacific	21,324	21,384	4,500	21.1%	22,621	22,694	5,538	24.5%
Latin America	7,541	7,543	1,750	23.2%	7,654	7,658	2,462	32.2%
Total Executive Search	199,313	201,157	43,431	21.8%	212,045	213,802	46,427	21.9%
Professional Search & Interim	130,890	131,824	23,795	18.2%	117,980	118,616	21,969	18.6%
RPO	81,212	83,569	9,291	11.4%	103,531	104,926	9,849	9.5%
Corporate	—	—	(29,995)		—	—	(27,592)
Consolidated	$668,679	$676,873	$101,704	15.2%	$680,782	$686,845	$96,111	14.1%

	Nine Months Ended January 31,
	2024				2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$512,830	$521,675	$81,920	16.0%	$501,731	$508,994	$83,944	16.7%
Digital	275,395	275,563	80,678	29.3%	263,161	263,479	73,855	28.1%
Executive Search:
North America	381,459	386,405	87,574	23.0%	426,839	431,286	112,164	26.3%
EMEA	138,873	139,621	19,056	13.7%	140,661	141,443	24,577	17.5%
Asia Pacific	65,167	65,454	14,690	22.5%	72,410	72,669	18,723	25.9%
Latin America	22,041	22,050	4,296	19.5%	23,283	23,289	7,686	33.0%
Total Executive Search	607,540	613,530	125,616	20.7%	663,193	668,687	163,150	24.6%
Professional Search & Interim	411,453	414,348	73,746	17.9%	351,670	354,430	83,587	23.8%
RPO	264,653	270,466	28,617	10.8%	324,779	330,122	43,562	13.4%
Corporate	—	—	(94,673)		—	—	(88,676)
Consolidated	$2,071,871	$2,095,582	$295,904	14.3%	$2,104,534	$2,125,712	$359,422	17.1%
Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023
Fee Revenue
Fee Revenue. Fee revenue was $668.7 million in the three months ended January 31, 2024, a decrease of $12.1 million, or 2% compared to $680.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.1 million, or 1%, in the three months ended January 31, 2024 compared to the year-ago quarter. Fee revenue decreased primarily due to decreases in our permanent placement talent acquisition offerings. This decrease was primarily due to a decline in demand driven by uncertain challenging global economic environment and other factors. This was partially offset by increases in Consulting and Digital fee revenue, as well as in the interim portion of Professional Search & Interim fee revenue, resulting from the acquisition of Salo ("the Acquisition") which was effective February 1, 2023.
Consulting. Consulting reported fee revenue of $166.9 million, an increase of $4.7 million, or 3%, in the three months ended January 31, 2024 compared to $162.2 million in the year-ago quarter. The increase in Consulting fee revenue was primarily driven by growth in demand for our organizational strategy offering.
Digital. Digital reported fee revenue of $90.3 million, an increase of $5.2 million, or 6%, in the three months ended January 31, 2024 compared to $85.1 million in the year-ago quarter. The increase in fee revenue was primarily driven by increases in leadership and professional development and assessment & succession solutions.
Executive Search North America. Executive Search North America reported fee revenue of $121.4 million, a decrease of $11.4 million, or 9%, in the three months ended January 31, 2024 compared to $132.8 million in the year-ago quarter driven by a decline in executive search activity as a result of clients being affected by the uncertain economic environment. North America’s fee revenue was lower due to a 17% decrease in the number of engagements billed, partially offset by a 10% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2024 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $49.0 million in both the three months ended January 31, 2024 and 2023. Exchange rates favorably impacted fee revenue by $1.6 million, or 3%, in the three months ended January 31, 2024 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $21.3 million, a decrease of $1.3 million, or 6%, in the three months ended January 31, 2024 compared to $22.6 million in the year-ago quarter. The decrease in fee revenue was due to a 13% decrease in the number of engagements billed, partially offset by a 10% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2024 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.5 million, a decrease of $0.2 million, or 3%, in the three months ended January 31, 2024 compared to $7.7 million in the year-ago quarter.

Professional Search & Interim. Professional Search & Interim reported fee revenue of $130.9 million, an increase of $12.9 million, or 11%, in the three months ended January 31, 2024 compared to $118.0 million in the year-ago quarter. The increase in fee revenue was due to an increase in interim fee revenue of $25.5 million primarily due to the Acquisition. This increase was partially offset by a decrease in permanent placement fee revenue of $12.6 million.
RPO. RPO reported fee revenue of $81.2 million, a decrease of $22.3 million, or 22%, in the three months ended January 31, 2024 compared to $103.5 million in the year-ago quarter. The decrease in fee revenue was primarily due to reduced demand for the number of placements being requested by existing clients as a result of the uncertain challenging economic environment as well as the continuation of clients "labor hoarding".
Compensation and Benefits
Compensation and benefits expense decreased by $23.2 million, or 5%, to $456.2 million in the three months ended January 31, 2024 from $479.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $2.8 million, or 1%, in the three months ended January 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a 20% decrease in average headcount due to the implementation of the Plan and attrition that resulted in a decrease in salaries and related payroll taxes of $42.1 million. This was partially offset by an increase in deferred compensation expense of $10.4 million due to an increase in the fair value of participants' accounts in the three months ended January 31, 2024 compared to the year-ago quarter.
Consulting compensation and benefits expense decreased by $2.6 million, or 2%, to $115.5 million in the three months ended January 31, 2024 from $118.1 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $5.9 million due to a 10% decrease in average headcount as a result of the implementation of the Plan. This was partially offset by an increase of $1.5 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the three months ended January 31, 2024 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $0.7 million, or 2%, to $45.8 million in the three months ended January 31, 2024 compared to $46.5 million in the year-ago quarter.
Executive Search North America compensation and benefits expense decreased by $3.0 million, or 3%, to $100.6 million in the three months ended January 31, 2024 compared to $103.6 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $6.6 million driven by lower segment fee revenue and a decrease in salaries and related payroll taxes of $3.1 million. The decrease in salaries and related payroll taxes was due to a 10% reduction in average headcount in the three months ended January 31, 2024 compared to the year-ago quarter, due to cost reduction actions taken in the previous quarter. These decreases were partially offset by an increase of $7.4 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the three months ended January 31, 2024 compared to the year-ago quarter.
Executive Search EMEA compensation and benefits expense decreased by $0.2 million, or 1%, to $36.7 million in the three months ended January 31, 2024 compared to $36.9 million in the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense was $14.6 million in both the three months ended January 31, 2024 and 2023.
Executive Search Latin America compensation and benefits expense decreased by $0.5 million, or 10%, to $4.6 million in the three months ended January 31, 2024 compared to $5.1 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $0.3 million, or 6% in the three months ended January 31, 2024 compared to the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $1.1 million, or 2%, to $54.5 million in the three months ended January 31, 2024 from $53.4 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in integration/acquisition costs of $2.4 million, $1.6 million in performance-related bonus expense, and $0.9 million in deferred compensation expense. The increase was partially offset by a decrease in salaries and related payroll taxes of $4.1 million due to a 38% reduction in average headcount, due to cost reduction actions taken in the previous quarter and attrition.
RPO compensation and benefits expense decreased by $19.8 million, or 23%, to $64.7 million in the three months ended January 31, 2024 from $84.5 million in the year-ago quarter. The decrease was primarily due to a decrease in salaries and related payroll taxes of $19.9 million as a result of a 29% decrease in average headcount in the three months ended January 31, 2024 compared to the year-ago quarter, due to cost reduction actions taken in the previous quarter and attrition.
Corporate compensation and benefits expense increased by $2.4 million, or 14%, to $19.1 million in the three months ended January 31, 2024 from $16.7 million in the year-ago quarter. The increase was primarily due to an increase of $1.4 million in restricted stock expense in the three months ended January 31, 2024 compared to the year-ago quarter.

General and Administrative Expenses
General and administrative expenses decreased by $10.1 million, or 14%, to $62.7 million in the three months ended January 31, 2024 from $72.8 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to charges for impairment of right-of-use and fixed assets of $5.5 million and $4.4 million, respectively, in the year-ago quarter.
Consulting general and administrative expenses decreased by $5.6 million, or 29%, to $13.6 million in the three months ended January 31, 2024 compared to $19.2 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to charges for impairment of right-of-use and fixed assets of $3.1 million and $2.8 million, respectively, in the year-ago quarter.
Digital general and administrative expenses decreased by $3.0 million, or 24%, to $9.7 million in the three months ended January 31, 2024 from $12.7 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to charges for impairment of right-of-use and fixed assets of $1.7 million and $1.5 million, respectively, in the year-ago quarter.
Executive Search North America general and administrative expenses increased by $0.3 million, or 4%, to $7.7 million in the three months ended January 31, 2024 compared to $7.4 million in the year-ago quarter.
Executive Search EMEA general and administrative expenses increased by $0.3 million, or 8%, to $4.3 million in the three months ended January 31, 2024 from $4.0 million in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.1 million, or 4%, to $2.5 million in the three months ended January 31, 2024 compared to $2.6 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses increased by $1.1 million, or 550%, to $1.3 million in the three months ended January 31, 2024 compared to $0.2 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to a foreign exchange loss of $0.2 million in the three months ended January 31, 2024 compared to a foreign exchange gain of $0.5 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $1.6 million, or 21%, to $6.0 million in the three months ended January 31, 2024 compared to $7.6 million in the year-ago quarter. The decrease in general and administrative expense was primarily due to an impairment charge for right-of-use assets of $0.6 million in the year-ago quarter and a foreign exchange gain of $0.3 million in the three months ended January 31, 2024 compared to a foreign exchange loss of $0.4 million in the year-ago quarter.
RPO general and administrative expenses decreased by $1.8 million, or 29%, to $4.5 million in the three months ended January 31, 2024 compared to $6.3 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a foreign exchange gain of $0.3 million in the three months ended January 31, 2024 compared to a foreign exchange loss of $1.2 million in the year-ago quarter.
Corporate general and administrative expenses increased by $0.3 million, or 2%, to $13.0 million in the three months ended January 31, 2024 compared to $12.7 million in the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $17.9 million, or 31%, to $75.8 million in the three months ended January 31, 2024 compared to $57.9 million in the year-ago quarter. Professional Search & Interim accounts for $13.5 million of the increase due to the Acquisition, which performs a significant portion of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $2.5 million, or 15%, to $19.5 million in the three months ended January 31, 2024 compared to $17.0 million in the year-ago quarter. The increase was primarily due to the technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the Acquisition.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented the Plan to eliminate excess capacity resulting from a challenging and uncertain macroeconomic business environment impacting demand. During the three months ended January 31, 2024, we recorded an adjustment to the previously recorded restructuring accruals of $4.6 million. During the three months ended January 31, 2023, the Company implemented a separate restructuring plan to eliminate excess capacity resulting from the challenging macroeconomic business environment impacting demand and as a result recorded restructuring charges, net of $41.2 million.

Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $47.9 million, or 428%, to $59.1 million in the three months ended January 31, 2024, as compared to $11.2 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to a decrease in restructuring charges, net recorded during the three months ended January 31, 2024 compared to the year-ago quarter. Also contributing to the increase in net income attributable to Korn Ferry were decreases in compensation and benefits expense driven by reduced head count and in general and administrative expenses due to recognizing impairment charges of fixed assets and right-of-use assets in year-ago quarter. Partially offsetting the increase in net income attributable to Korn Ferry was a decrease in fee revenue and an increase in cost of services associated with the interim businesses acquired in fiscal 2023. Net income attributable to Korn Ferry, as a percentage of fee revenue was 9% in the three months ended January 31, 2024 compared 2% in the three months ended January 31, 2023.
Adjusted EBITDA
Adjusted EBITDA increased by $5.6 million, or 6%, to $101.7 million in the three months ended January 31, 2024 as compared to $96.1 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by a decrease in compensation and benefits expense (excluding integration/acquisition costs) due to the prior quarter cost reductions and attrition, partially offset by a slightly lower fee revenue and an increase in cost of services expense associated with businesses acquired in fiscal 2023. Adjusted EBITDA, as a percentage of fee revenue, was 15% in the three months ended January 31, 2024 compared to 14% in the year-ago quarter.
Consulting Adjusted EBITDA was $27.8 million in the three months ended January 31, 2024, an increase of $4.5 million, or 19%, as compared to $23.3 million in the year-ago quarter. This increase in Adjusted EBITDA was primarily driven by an increase in fee revenue combined with a decrease in compensation and benefits expense due to the previous quarter's cost reduction actions, partially offset by an increase in cost of services. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 14% in the three months ended January 31, 2024 and 2023, respectively.
Digital Adjusted EBITDA was $27.4 million in the three months ended January 31, 2024, an increase of $5.2 million, or 23%, as compared to $22.2 million in the year-ago quarter. This increase in Adjusted EBITDA was mainly driven by higher fee revenue during the three months ended January 31, 2024 compared to the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% and 26% in the three months ended January 31, 2024 and 2023, respectively.
Executive Search North America Adjusted EBITDA decreased by $1.0 million, or 3%, to $29.4 million in the three months ended January 31, 2024 compared to $30.4 million in the year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 24% and 23% in the three months ended January 31, 2024 and 2023, respectively.
Executive Search EMEA Adjusted EBITDA decreased by $0.2 million, or 3%, to $7.8 million in the three months ended January 31, 2024 compared to $8.0 million in the year-ago quarter. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended January 31, 2024 and 2023.
Executive Search Asia Pacific Adjusted EBITDA decreased by $1.0 million, or 18%, to $4.5 million in the three months ended January 31, 2024 compared to $5.5 million in the year-ago quarter. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% and 24% in the three months ended January 31, 2024 and 2023, respectively.
Executive Search Latin America Adjusted EBITDA decreased by $0.7 million, or 28%, to $1.8 million in the three months ended January 31, 2024 compared to $2.5 million in the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 23% and 32% in the three months ended January 31, 2024 and 2023, respectively.
Professional Search & Interim Adjusted EBITDA was $23.8 million in the three months ended January 31, 2024, an increase of $1.8 million, or 8%, as compared to $22.0 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue and decreases in compensation and benefits expense (excluding integration/acquisition cost) and general and administrative expenses (excluding integration/acquisition cost and impairment charges) in the three months ended January 31, 2024 compared to the year-ago quarter, partially offset by higher cost of services due to the Acquisition. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 18% and 19% in the three months ended January 31, 2024 and 2023, respectively.
RPO Adjusted EBITDA was $9.3 million in the three months ended January 31, 2024, a decrease of $0.5 million, or 5%, as compared to $9.8 million in the year-ago quarter. RPO Adjusted EBITDA, as a percentage of fee revenue, was 11% and 10% in the three months ended January 31, 2024 and 2023, respectively.

Other Income, Net
Other income, net was $23.8 million in the three months ended January 31, 2024 compared to $13.1 million in the year-ago quarter. The difference was primarily due to greater gains from the increase in the fair value of our marketable securities that are held in trust to for the settlement of the Company's obligation under the Executive Capital Accumulation Plan ("ECAP") during the three months ended January 31, 2024 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under Company purchased company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.9 million in the three months ended January 31, 2024 compared to $5.4 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the three months ended January 31, 2024 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $9.0 million in the three months ended January 31, 2024, with an effective tax rate of 13.1%, compared to $8.5 million in the three months ended January 31, 2023, with an effective rate of 41.8%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in the effective tax rate for the three months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in a release of a valuation allowance. The effective tax rate in the three months ended January 31, 2023 was elevated due to common permanent tax adjustments being applied to lower earnings resulting from restructuring charges recorded in the quarter, and by a tax expense recorded for withholding taxes that are not eligible for credit.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2024 was $0.6 million, as compared to $0.5 million in the three months ended January 31, 2023.
Nine Months Ended January 31, 2024 Compared to Nine Months Ended January 31, 2023
Fee Revenue
Fee Revenue. Fee revenue was $2,071.9 million, a decrease of $32.6 million, or 2%, in the nine months ended January 31, 2024 compared to $2,104.5 million in the year-ago period. Exchange rates favorably impacted fee revenue by $16.0 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period. Fee revenue decreased primarily due to decreases in demand for our permanent placement talent acquisition offerings, which include Executive Search, Professional Search Permanent Placement and RPO. This decrease was primarily due to a decline in demand driven by uncertain challenging global economic environment and other factors. This was partially offset by the increase in fee revenue in the interim portion of the Professional Search & Interim, resulting from the acquisitions of Infinity Consulting Solutions and Salo (collectively "the Acquired Companies"), which were effective on August 1, 2022 and February 1, 2023, respectively, and increases in fee revenue in Consulting and Digital.
Consulting. Consulting reported fee revenue of $512.8 million, an increase of $11.1 million, or 2%, in the nine months ended January 31, 2024 compared to $501.7 million in the year-ago period. The increase in fee revenue was mainly driven by growth in demand for our organizational strategy and assessment & succession solutions. Exchange rates favorably impacted fee revenue by $3.3 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period.
Digital. Digital reported fee revenue of $275.4 million, an increase of $12.2 million, or 5%, in the nine months ended January 31, 2024 compared to $263.2 million in the year-ago period. The increase in fee revenue was driven by increases in demand for assessment & succession solutions, organizational strategy and sales effectiveness offerings, sales of total rewards and leadership and professional development. Exchange rates favorably impacted fee revenue by $1.9 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period.
Executive Search North America. Executive Search North America reported fee revenue of $381.5 million, a decrease of $45.3 million, or 11%, in the nine months ended January 31, 2024 compared to $426.8 million in the year-ago period. North America’s fee revenue was lower due to a 13% decrease in the number of engagements billed, partially offset by a 3% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2024 compared to the year-ago period, driven by a decline in demand for executive searches as a result of clients being affected by the uncertain economic environment.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $138.9 million, a decrease of $1.8 million, or 1%, in the nine months ended January 31, 2024 compared to $140.7 million in the year-ago period. Exchange rates favorably impacted fee revenue by $6.5 million, or 5%, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease in fee revenue was due to a 6% decrease in the number of engagements billed, partially offset by a 1% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2024 compared to the year-ago period.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $65.2 million, a decrease of $7.2 million, or 10%, in the nine months ended January 31, 2024 compared to $72.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.6 million, or 2%, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease in fee revenue was due to a 16% decrease in the number of engagements billed, partially offset by a 9% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2024 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $22.0 million, a decrease of $1.3 million, or 6%, in the nine months ended January 31, 2024 compared to $23.3 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.4 million, or 6%, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease in fee revenue was due to an 18% decrease in the number of engagements billed, partially offset by an 8% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2024 compared to the year-ago period.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $411.5 million, an increase of $59.8 million, or 17%, in the nine months ended January 31, 2024 compared to $351.7 million in the year-ago period. The increase in fee revenue was due to an increase in interim fee revenue of $111.2 million, mainly driven by the Acquired Companies. This increase was partially offset by a decrease in permanent placement fee revenue of $51.3 million.
RPO. RPO reported fee revenue of $264.7 million, a decrease of $60.1 million, or 19%, in the nine months ended January 31, 2024 compared to $324.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $3.5 million, or 1% in the nine months ended January 31, 2024 compared to the year-ago period. The decrease in fee revenue was primarily due to a decline in the number of placements being requested by existing clients as a result of clients being affected by the uncertain economic environment as well as the continuation of clients "labor hoarding".
Compensation and Benefits
Compensation and benefits expense decreased by $19.8 million to $1,390.0 million in the nine months ended January 31, 2024 from $1,409.8 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $13.2 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $48.0 million driven by an 11% decrease in average headcount in the nine months ended January 31, 2024 compared to the year-ago period. Also contributing to the decrease was a $10.0 million decrease in performance-related bonus expense due to lower fee revenues in the nine months ended January 31, 2024 compared to the year-ago. The decrease was partially offset by higher deferred compensation expenses of $22.4 million as a result of an increase in the fair value of participants' accounts, a $7.5 million increase in integration and acquisition costs and a $7.6 million increase in severance in the nine months ended January 31, 2024 compared to the year-ago period due to lay-offs that took place during the year.
Consulting compensation and benefits expense increased by $8.3 million, or 2%, to $359.1 million in the nine months ended January 31, 2024 from $350.8 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.5 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in deferred compensation of $3.1 million as a result of increases in the fair value of participants' accounts and performance-related bonus expense of $3.0 million due to the segment's revenue growth in the nine months ended January 31, 2024 compared to the year-ago period.
Digital compensation and benefits expense increased by $3.0 million, or 2%, to $142.0 million in the nine months ended January 31, 2024 from $139.0 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.2 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $5.8 million and commission expense of $2.3 million driven by the segment's revenue growth during the nine months ended January 31, 2024 compared to the year-ago period. The increase was partially offset by a decrease in salaries and related payroll taxes of $4.4 million mainly due to cost reduction actions.

Executive Search North America compensation and benefits expense decreased by $5.6 million, or 2%, to $282.9 million in the nine months ended January 31, 2024 compared to $288.5 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to decreases in performance-related bonus expense of $15.7 million due to lower segment fee revenue, salaries and related payroll taxes of $3.3 million due to a 3% reduction in average headcount, and amortization of long-term incentive awards of $2.8 million in the nine months ended January 31, 2024 compared to the year-ago period. The decrease was partially offset by a higher deferred compensation expense of $15.9 million as a result of increases in the fair value of participants' accounts in the nine months ended January 31, 2024 compared to the year-ago period.
Executive Search EMEA compensation and benefits expense increased by $2.5 million, or 2%, to $107.4 million in the nine months ended January 31, 2024 compared to $104.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $4.1 million, or 4%, in the nine months ended January 31, 2024 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in severance expense of $4.1 million due to the lay-offs that took place during the nine months ended January 31, 2024 compared to the year-ago period. The increase was partially offset by a decrease in performance-related bonus expense of $2.7 million due to lower segment fee revenue.
Executive Search Asia Pacific compensation and benefits expense decreased by $2.2 million, or 5%, to $44.1 million in the nine months ended January 31, 2024 compared to $46.3 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $1.4 million in the nine months ended January 31, 2024 compared to the year-ago period due to lower segment fee revenue.
Executive Search Latin America compensation and benefits expense decreased by $0.3 million, or 2%, to $14.3 million in the nine months ended January 31, 2024 compared to $14.6 million in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $8.4 million, or 5%, to $171.0 million in the nine months ended January 31, 2024 from $162.6 million in the year-ago period. The increase was primarily due to higher integration/acquisition costs of $7.5 million in the nine months ended January 31, 2024 compared to the year-ago period.
RPO compensation and benefits expense decreased by $41.0 million, or 16%, to $214.7 million in the nine months ended January 31, 2024 from $255.7 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.6 million, or 1%, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease was primarily due to a decrease in salaries and related payroll taxes of $39.5 million driven by a 19% decrease in average headcount in the nine months ended January 31, 2024 compared to the year-ago period. Average headcount declined due to cost reduction actions and attrition.
Corporate compensation and benefits expense increased by $7.3 million, or 15%, to $54.5 million in the nine months ended January 31, 2024 from $47.2 million in the year-ago period. The increase was primarily due to increases in restricted stock compensation expense of $3.7 million and higher deferred compensation expense of $1.4 million due to an increase in the fair value of participants' accounts in the nine months ended January 31, 2024 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses decreased by $8.0 million, or 4%, to $194.3 million in the nine months ended January 31, 2024 from $202.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in impairment of fixed and right-of-use assets of $6.6 million, legal and professional expenses of $4.5 million and integration/acquisition costs of $3.9 million in the nine months ended January 31, 2024 compared to year-ago period. The decrease was partially offset by an increase in marketing and business development expenses of $4.8 million.
Consulting general and administrative expenses decreased by $4.1 million, or 9%, to $40.9 million in the nine months ended January 31, 2024 compared to $45.0 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in impairment of fixed and right-of-use assets of $5.4 million in the nine months ended January 31, 2024, compared to the year-ago period, partially offset by higher bad debt expense of $1.4 million.
Digital general and administrative expenses decreased by $0.7 million, or 2%, to $30.6 million in the nine months ended January 31, 2024 from $31.3 million in the year-ago period.
Executive Search North America general and administrative expenses decreased by $0.1 million, to $24.3 million in the nine months ended January 31, 2024 compared to $24.4 million in the year-ago period.
Executive Search EMEA general and administrative expenses increased by $1.4 million, or 13%, to $12.3 million in the nine months ended January 31, 2024 from $10.9 million in the year-ago period. The increase in general and administrative expenses was primarily due to the impairment of right-of-use assets of $0.4 million associated with the reduction of the Company's real estate footprint and an increase in marketing and business development expenses of $0.4 million in the nine months ended January 31, 2024 compared to the year-ago period.

Executive Search Asia Pacific general and administrative expenses decreased by $0.6 million, or 8%, to $6.8 million in the nine months ended January 31, 2024 compared to $7.4 million in the year-ago period.
Executive Search Latin America general and administrative expenses increased by $2.4 million, or 218%, to $3.5 million in the nine months ended January 31, 2024 compared to $1.1 million in the year-ago period. The increase in general and administrative expenses was primarily due to a change to a foreign exchange loss of $0.7 million in the nine months ended January 31, 2024 from a foreign exchange gain of $1.0 million in the year-ago period.
Professional Search & Interim general and administrative expenses decreased by $1.5 million, or 7%, to $19.5 million in the nine months ended January 31, 2024 compared to $21.0 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease of integration/acquisition costs of $1.4 million in the nine months ended January 31, 2024 compared to the year-ago period.
RPO general and administrative expenses decreased by $2.8 million, or 17%, to $13.7 million in the nine months ended January 31, 2024 compared to $16.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a change to a foreign exchange gain of $0.5 million in the nine months ended January 31, 2024 from a foreign exchange loss of $1.1 million in the year-ago period and a decrease in premise and office expense of $0.9 million.
Corporate general and administrative expenses decreased by $2.1 million, or 5%, to $42.8 million in the nine months ended January 31, 2024 compared to $44.9 million in the year-ago period. The decrease was primarily due to lower legal and other professional fees of $5.4 million and a decrease in integration and acquisition cost of $2.5 million, partially offset by an increase in marketing and business development expenses of $3.2 million and a decrease in foreign exchange gain of $1.8 million in the nine months ended January 31, 2024 compared to the year-ago period.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $74.3 million, or 47%, to $231.5 million in the nine months ended January 31, 2024 compared to $157.2 million in the year-ago period. Professional Search & Interim accounts for $68.6 million of the increase due to the Acquired Companies, which perform a significant amount of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments. The rest of the increase was from the Consulting and Digital segment due to an increase in fee revenue in the segment. Cost of services expense, as a percentage of fee revenue, increased to 11% in the nine months ended January 31, 2024 from 7% in the nine months ended January 31, 2023.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $58.1 million, an increase of $7.7 million, or 15% in the nine months ended January 31, 2024 compared to $50.4 million in the year-ago period. The increase was primarily due to technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the Acquired Companies.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented the Plan to eliminate excess capacity resulting from the challenging and uncertain macroeconomic business environment. As a result, during the nine months ended January 31, 2024, the Company recorded restructuring charges, net of $68.6 million. During the nine months ended January 31, 2023, the Company implemented a separate restructuring plan to eliminate excess capacity resulting from the challenging macroeconomic business environment impacting demand and as a result recorded restructuring charges, net of $41.2 million.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $58.0 million, or 36%, to $104.0 million in the nine months ended January 31, 2024, as compared to $162.0 million in the year-ago period. The decrease in net income attributable to Korn Ferry was primarily driven by an increase in cost of services as a result of the Acquired Companies and an increase in the restructuring charges, net recorded during the nine months ended January 31, 2024 in order to align our workforce to the challenging macroeconomic business environment. Further contributing to the decrease in net income attributable to Korn Ferry was a decrease in fee revenue in the nine months ended January 31, 2024 compared to the year ago period. The decrease in net income was partially offset by decreases in income tax provision, compensation and benefits expenses and general and administrative expenses. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 5% and 8% in the nine months ended January 31, 2024 and 2023, respectively.

Adjusted EBITDA
Adjusted EBITDA decreased by $63.5 million, or 18%, to $295.9 million in the nine months ended January 31, 2024 as compared to $359.4 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by an increase in cost of services expense combined with a decrease in fee revenue, partially offset by a decrease in compensation and benefits expense (excluding integration and acquisition costs) in the nine months ended January 31, 2024 compared to the year-ago period. Adjusted EBITDA, as a percentage of fee revenue, was 14% and 17% in the nine months ended January 31, 2024 and 2023, respectively.
Consulting Adjusted EBITDA was $81.9 million in the nine months ended January 31, 2024, a decrease of $2.0 million, or 2%, as compared to $83.9 million in the year-ago period. This decrease in Adjusted EBITDA was driven by increases in compensation and benefits expense and cost of services expense, partially offset by an increase in fee revenue in the nine months ended January 31, 2024 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% and 17% in the nine months ended January 31, 2024 and 2023, respectively.
Digital Adjusted EBITDA was $80.7 million in the nine months ended January 31, 2024, an increase of $6.8 million, or 9%, as compared to $73.9 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense during the nine months ended January 31, 2024 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 29% and 28% in the nine months ended January 31, 2024 and 2023, respectively.
Executive Search North America Adjusted EBITDA decreased by $24.6 million, or 22%, to $87.6 million in the nine months ended January 31, 2024 compared to $112.2 million in the year-ago period. The decrease was primarily driven by a decrease in the segment's fee revenue, partially offset by a decrease in compensation and benefits expense in the nine months ended January 31, 2024 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 23% in the nine months ended January 31, 2024 as compared to 26% in the nine months ended January 31, 2023.
Executive Search EMEA Adjusted EBITDA decreased by $5.5 million, or 22%, to $19.1 million in the nine months ended January 31, 2024 compared to $24.6 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment coupled with increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges) in the nine months ended January 31, 2024 compared to the year-ago period. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 14% in the nine months ended January 31, 2024 as compared to 17% in the nine months ended January 31, 2023.
Executive Search Asia Pacific Adjusted EBITDA decreased by $4.0 million, or 21%, to $14.7 million in the nine months ended January 31, 2024 compared to $18.7 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense and general and administrative expenses. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 23% in the nine months ended January 31, 2024 as compared to 26% in the nine months ended January 31, 2023.
Executive Search Latin America Adjusted EBITDA decreased by $3.4 million, or 44%, to $4.3 million in the nine months ended January 31, 2024 compared to $7.7 million in the year-ago period. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment combined with an increase in general and administrative expenses. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 19% in the nine months ended January 31, 2024 as compared to 33% in the nine months ended January 31, 2023.
Professional Search & Interim Adjusted EBITDA was $73.7 million in the nine months ended January 31, 2024, a decrease of $9.9 million, or 12%, as compared to $83.6 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by higher cost of services expense, partially offset by higher fee revenue in the segment driven by the Acquired Companies. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 18% in the nine months ended January 31, 2024 compared to 24% in the year-ago period.
RPO Adjusted EBITDA was $28.6 million in the nine months ended January 31, 2024, a decrease of $15.0 million, or 34%, as compared to $43.6 million in the year-ago period. The decrease in Adjusted EBITDA was mainly driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense, general and administrative expenses (excluding impairment charges) and cost of services expenses. RPO Adjusted EBITDA, as a percentage of fee revenue, was 11% in the nine months ended January 31, 2024 compared to 13% in the year-ago period.
Other Income, Net
Other income, net was $23.6 million in the nine months ended January 31, 2024 compared to $4.8 million in the year-ago period. The difference was primarily due to greater gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP during the nine months ended January 31, 2024 compared to the year-ago period.

Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $16.3 million in the nine months ended January 31, 2024 compared to $20.1 million in the year-ago period. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the nine months ended January 31, 2024 compared to the year-ago period.
Income Tax Provision
The provision for income tax was $29.8 million in the nine months ended January 31, 2024, with an effective tax rate of 21.8%, compared to $63.6 million in the nine months ended January 31, 2023, with an effective rate of 27.8%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in effective tax rate for the nine months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2024 was $3.0 million, as compared to $2.9 million in the nine months ended January 31, 2023.
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
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Amended Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of January 31, 2024, the fair value of the Notes was $381.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million delayed draw term loan facility with the delayed draw having expired on June 23, 2023 (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The Company has a total of $645.4 million and $1,145.4 million available under the Credit Facilities after $4.6 million and $4.6 million of standby letters of credit have been issued as of January 31, 2024 and April 30, 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed

Draw Facility that expired on June 24, 2023. The Company had a total of $14.0 million and $11.5 million of standby letters with other financial institutions as of January 31, 2024 and April 30, 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. The Company repurchased approximately $29.6 million and $80.5 million of the Company’s stock during the nine months ended January 31, 2024 and 2023, respectively. As of January 31, 2024, $205.6 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $986.9 million and $1,067.9 million as of January 31, 2024 and April 30, 2023, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $496.5 million and $488.2 million at January 31, 2024 and April 30, 2023, respectively. As of January 31, 2024 and April 30, 2023, we held $383.9 million and $395.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of January 31, 2024 and April 30, 2023, marketable securities of $250.1 million and $223.9 million, respectively, included equity securities of $213.2 million (net of gross unrealized gains of $22.5 million and gross unrealized losses of $0.8 million) and $187.8 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $8.7 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $192.5 million and $176.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $197.1 million and $172.2 million as of January 31, 2024 and April 30, 2023, respectively. Unvested obligations under the deferred compensation plans totaled $22.3 million and $21.9 million as of January 31, 2024 and April 30, 2023, respectively.

The net increase in our working capital of $39.7 million as of January 31, 2024 compared to April 30, 2023 is primarily attributable to a decrease in compensation and benefits payable combined with an increase in account receivables, partially offset by decreases in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to payments of annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 56 days to 69 days (which is consistent with historical experience) from April 30, 2023 to January 31, 2024. Cash provided by operating activities was $22.1 million in the nine months ended January 31, 2024, a decrease of $70.7 million, compared to the cash provided by operating activities of $92.8 million in the nine months ended January 31, 2023.
Cash used in investing activities was $44.5 million in the nine months ended January 31, 2024 compared to $165.4 million in the year-ago period. A decrease in cash used in investing activities was primarily due to $99.3 million in cash paid for the acquisition of Infinity Consulting Solutions in the nine months ended January 31, 2023 compared to no acquisition in the nine months ended January 31, 2024. Further contributing to this decrease was an increase in proceeds from life insurance policies of $13.6 million and decreases in the purchase of marketable securities of $12.8 million and property and equipment of $10.8 million during the nine months ended January 31, 2024 compared to year-ago period. The decrease was partially offset by a decrease in proceeds received from sales/maturities of marketable securities of $15.6 million during the nine months ended January 31, 2024 compared to year-ago period.
Cash used in financing activities was $75.3 million in the nine months ended January 31, 2024 compared to $130.1 million in the nine months ended January 31, 2023. The decrease in cash used in financing activities was primarily due to decreases in repurchases of the Company’s common stock and cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $52.3 million and $11.5 million, respectively, in the nine months ended January 31, 2024 compared to the year-ago period. The decrease was partially offset by an increase in dividends paid to shareholders of $12.0 million during the nine months ended January 31, 2024 compared to the year-ago period.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2024 and April 30, 2023, we held contracts with gross cash surrender value of $293.4 million and $275.1 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $77.0 million and $77.1 million as of January 31, 2024 and April 30, 2023, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2024 and April 30, 2023, the net cash surrender value of these policies was $216.5 million and $198.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2024.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2024, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim condensed consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements and in Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest rates. We manage our exposure to these risks in the normal course of our business as described below.

Foreign Currency Risk
Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at daily rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss, net on our condensed consolidated balance sheets.
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2024 and 2023, we recorded foreign currency losses of $2.2 million and $1.1 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Polish Zloty, Danish Krone, Singapore Dollar, South Korean Won, Japanese Yen, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2024, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.2 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of January 31, 2024, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, a ticking fee of 0.20% per annum on the actual daily unused portion of the Delayed Draw Facility during the availability period of the Delayed Draw Facility (the availability of this facility expired on June 24, 2023), and fees relating to the issuance of letters of credit.
We had $77.0 million and $77.1 million of borrowings against the CSV of COLI contracts as of January 31, 2024 and April 30, 2023, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of January 31, 2024.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended January 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2023— November 30, 2023	105,000	$49.47	105,000	$221.5 million
December 1, 2023— December 31, 2023	120,438	$57.39	120,000	$214.6 million
January 1, 2024— January 31, 2024	158,066	$56.91	157,500	$205.6 million
Total	383,504	$55.02	382,500
_________________________
(1)Represents withholding of 1,004 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $21.0 million of the Company’s common stock under the program during the third quarter of fiscal 2024.
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
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended January 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 8, 2024
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)