Form 10-K
period 2024-04-30
KORN FERRY
filed 2024-06-28
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,753,214 thousand based upon the closing market price of $45.52 on that date of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of our common stock as of June 20, 2024 was 51,808 thousand shares.

Documents incorporated by reference
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
KORN FERRY
Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2024

PART I.
Item 1. Business
Company Overview
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a leading global organizational consulting firm. We work with our clients to design optimal organization structures, roles, and responsibilities. We help them hire the right people, focus on the right skills, and advise them on how to reward, engage and motivate their workforce while developing professionals as they navigate and advance their careers.
The importance and strength of our brand
A strong brand fosters familiarity and loyalty, builds trust, cultivates relationships, and has a lasting impact on sales velocity and growth which is why one of our strategic pillars is to continue to elevate ours.
Originally known for our leading position in executive search, our brand recognition is growing and evolving to represent great workplaces and the people – the talent – behind them. Collaboration across our sales, marketing, research, and business teams has significantly boosted Korn Ferry's market recognition and strengthened our client connections. By curating our intellectual property, content, and data, and integrating them with our colleagues' expertise, we inspire and challenge conventional workplace viewpoints. Career makers and business advisors, the impact we create spans entire organizations, but always starts with people.
The inspiration we put out into the world is to Be More Than. Be More Than is about identifying and unleashing potential. Bring the right opportunity, to the right person, at the right time and it will change their world. Get people focused, aligned, believing and working together and it can change the world. The principles behind Be More Than guide our thinking and behavior and represent our commitment to our clients and to each other. We help unleash potential in people to enable thriving, high-performing teams that collectively power sustainable growth and transform businesses.
Underpinning our strategy with tech-enabled IP, data and content
Korn Ferry leads the industry with unique intellectual property, content, and data. Powered by one of the world’s largest and most distinctive talent database and analytics engine, we deliver technology-enabled, data-informed solutions for people and workplaces that drive growth strategies. With access to nearly 7 billion proprietary data points across 150 countries, we understand what excellence looks like and know how to achieve it. Our consultants use this data to develop informed talent solutions that provide a competitive edge, while our suite of tech-enabled talent products ensures implementation at scale with speed.
We have shaped our way of working to align with the ways of work
Focused on solving our clients' most pressing organization and people challenges, today our services and products support and work across the entire human capital ecosystem - from assessment and hiring to strategy implementation, rewards, development, and succession. We are the only firm that has this expanded portfolio that offers more ways for our consultants to engage with clients and make a lasting impact. This approach is intentional, builds on the best of our past, and gives us a clear path to the future with focused initiatives to increase our client and commercial impact. Whether restructuring to reduce costs, bringing in new leaders, merging or acquiring, or transforming to stay ahead, we help organizations lead through change and transform for growth.
Relevant solutions for a constant and rapidly changing world
Our vision is to be the premier organizational consulting firm and we believe that our well-known brand, intellectual property, content, data, and diversification strategy have positioned us well. Our unique approach enables us to accelerate and positively impact the performance of thousands of organizations. And we are poised for growth. The constantly evolving business landscape presents numerous opportunities for Korn Ferry, making us more relevant than ever. From the shift to remote work due to the pandemic and the talent challenges posed by the great resignation, to the transformative impact of artificial intelligence (Gen AI) on workforce needs, these changes highlight opportunities for Korn Ferry to demonstrate our cutting-edge, tech-enabled products, services, and solutions.
An added benefit, we leverage what we learn. Less than two years post-launch, Gen AI is changing the way individuals and organizations work and innovate. It has the fastest adoption rate of any technology in history, as well as the fastest pace of change and evolution. At Korn Ferry, we are enabling our colleagues to use Gen AI to gain efficiency, improving delivery and focus on value added work to ensure that the insight we create at scale is actionable through our products, services, and solutions. We are also leveraging the technology with our unique data and IP to differentiate our products and services, creating a moat around our business that protects from disruption.
Our go-to-market approach
As we drive our strategy, a focal point for us is our Marquee and Regional accounts program (M&R accounts) which is comprised of about 350 of our top clients that together generate slightly more than 37% of our year-to-date consolidated fee revenue. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions and products that cut across multiple lines of business – effectively making more of the Firm’s resources available as our clients tackle their business and human capital issues. Approximately 84% of these clients use three or more lines of business and 70% of this year’s top ten M&R accounts were also top ten clients in the previous two years.
The opportunity upon us
Despite near-term headwinds, we believe Korn Ferry is poised for continued, long-term growth. We are capitalizing on the current and growing relevance of our solutions which, in combination with the strong connections amongst our service offerings and our acquisitive activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years. Our fiscal 2024 performance reflects the relevance of our strategy, the top-line synergies created by our end-to-end talent and leadership solutions, and the increasing reach and relevance of the Korn Ferry brand. Thanks to the passion and performance of our colleagues, we have concluded the year with strong results, in what was a very challenging macroeconomic environment.
Our clients
During fiscal 2024, we worked with almost 15,000 organizations. Our clients include the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, and government and non-profit organizations. We have built strong client loyalty, with more than 85% of our engagements in fiscal 2024 completed on behalf of clients for whom we had conducted engagements in the previous three fiscal years. We worked during fiscal 2024 with:
•97% of the S&P 100, and 86% of the S&P 500
•92% of the Euronext 100
•85% of the FTSE 100
•89% of the S&P Europe 350
•68% of the S&P Asia 50
•80% of the S&P Latin America 40
In addition, we worked during fiscal 2024 with:
•3 in every 4 best companies to work for (Fortune Magazine)
•1 in every 2 of the fastest growing companies in the world (Fortune Magazine)
•80% of the world’s top performing companies (Drucker Institute)
•96% of the top 50 world's most admired companies (Fortune Magazine)
Our business and our people
We also continued to make significant investments across the breadth of our business and in our people. This commitment includes strategic acquisitions and the innovation and development of our talent platform, solutions and ways of working. A testament to Korn Ferry’s forward-thinking approach is the acquisition of our third and fourth Interim hiring firms in the last two fiscal years. This strategic decision has not only boosted our standing, particularly in the Professional Search and Interim sectors, but we believe also enables us to capitalize on significant opportunities for growth while effectively responding to prevailing shifts in the workforce. These shifts include a heightened focus on agility and cost-management, a growing need for specialized expertise and on-demand skills, as well as the accommodation of evolving employee preferences and dynamics within the workforce. These investments are intended to expand our offerings to help us further differentiate ourselves in the marketplace and reflect our continued focus on high-demand areas emerging in this environment.
We continue to capitalize on the top-line synergies created by our end-to-end solutions that are designed to address the many aspects of an employee’s engagement with their employer. This manifests itself in our ability to continue generating additional fee revenues based on referrals from one line of business to another, exiting fiscal 2024, generating more than 25% of consolidated fee revenues in the fourth quarter of fiscal 2024 from referrals.
With vision, innovation and focus as our guide, we believe we are now a company with a more durable business and more resilient top-line, with greater and expanding relevance, and with an increasingly sustainable level of profitability that is poised for further growth in the years to come.
Fiscal 2024 Performance Highlights
Our results reflect the dedication and hard work of our more than 9,000 talented colleagues. They focus on creating value for our stakeholders, including our colleagues themselves, our clients, our shareholders, and the communities in which we operate.
Our strategic growth reflects a more balanced and sustainable organization.

•Our performance was solid during what can be described as an uncertain and challenging global economic environment, generating $2,762.7 million in fee revenue, down only 3% compared to fiscal 2023.
•Net Income Attributable to Korn Ferry was $169.2 million.

•Operating income and Adjusted EBITDA* were $212.9 million with a margin of 7.7%, and $408.2 million with a margin* of 14.8%, respectively. Adjusted EBITDA margin increased each consecutive quarter in fiscal 2024.
•Diluted Earnings Per Share was $3.23.
•Consulting and Digital showed resilient business operations:
◦Consulting fee revenue grew 2.7% year-over-year with an 11% increase in average bill rate to $420 per hour.
◦Digital fee revenue grew 3.4% year-over-year with a 9.4% increase in Subscription & License fee revenue growing to $131.0 million in fiscal 2024.
•During fiscal 2024, we continued with our balanced approach to capital allocation. For the full year, the Company invested $46.7 million in capital expenditures (excluding leasehold improvements and furniture & fixtures), $18.5 million on debt service costs, and returned $52.5 million and $54.4 million to shareholders in the form of share repurchases and dividends, respectively.
*Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of why management believes the presentation of non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry’s performance.
The Korn Ferry Story
Our Strategy
As described above, our systematic approach to solving business challenges has us uniquely positioned to build industry leading products, services and solutions that people, teams and organizations need so that business strategy is implemented, and performance follows. Our approach is focused on the following strategic priorities to increase our client and commercial impact:
1.Drive a One Korn Ferry go-to-market strategy through our Marquee and Regional Accounts and integration across solutions and geographies.
2.Create the Top-of-Mind Brand in Organizational Consulting - Lead innovation through relevant market offerings and evolve our thought leadership around talent strategy.
3.Deliver Client Excellence and Innovation and diversify our offerings into fully integrated, scalable and sustainable client engagements, enriched and differentiated with our unique IP, content and data.
4.Advance Korn Ferry as a Premier Career Destination - Attract and retain top talent through continued investment in building a world-class organization through a capable, motivated, and agile workforce.
5.Pursue Transformational M&A Opportunities at the Intersection of Talent and Strategy.
Our Core Capabilities
We continue to integrate, replicate and scale our solutions and to lead innovation in the digitally enabled new world of work. The depth and breadth of our offerings across the talent lifecycle—from attraction to assessment to recruitment to development, management, engagement, and reward—place us in a unique position. We offer end-to-end solutions—a view into an organization’s entire talent ecosystem—to create positive client outcomes. Our five core capabilities include:
•Organizational Strategy: We map talent strategy to business strategy, designing operating models and organization structures that help companies put strategic plans into action.
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
•Leadership and Professional Development: We map skills and competencies to business strategy and help develop leaders along each stage of their career with a spectrum of intensive high-touch and scalable high-tech development experiences.
•Total Rewards: We help organizations pay their people fairly for doing the right things with rewards they value at a cost that the organization can afford.

Our Integrated Solutions
We also offer integrated solutions that bring together expertise from across our core capabilities to navigate broader business challenges. Korn Ferry IP and advanced technology enables our experts to deliver unique, actionable insights and personalized recommendations accurately and efficiently at scale. These solutions include:
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
•Leadership Development and Coaching at Scale: Businesses need to prepare for the future by creating a culture of learning that helps them quickly adapt to new trends and demands. Leveraging our Korn Ferry Talent Platform, we combine our expertise in leadership development with technology to provide quality coaching and development at scale across organizations.
•M&A Solutions: We use a framework that helps organizations look beyond balance sheets and focus on people. From the assessment and selection of leaders to drive the go-forward strategy, to the future organization design and governance, we help shape the combined purpose, ensure you have the right people in the right roles and craft the integration and change management activities to maximize the investment. We also help buyers achieve leadership and culturally accretive acquisitions which drive superior financial results.
•Culture, Change and Communication: We align organization culture to business strategy to enhance performance and employee engagement, providing comprehensive support for culture transformation, effective change management, and strategic communication to ensure meaningful and sustainable change.
•Career Transition and Outplacement: We help parting colleagues make a fresh start faster. Our career transition services cover personal assessments, coaching, upskilling courses, branding, interview preparation and even onboarding once they land their new job.
•Inclusion: We believe inclusive organizations drive better business performance, attract and retain high-caliber talent, foster innovation for competitive advantage, and enhance brand reputation. Our expertise in this area runs deep. We help clients create more inclusive organizations reflective of today's interconnected world.
•Sales Effectiveness: Today's selling environment is more complex than ever, with sales teams challenged to deliver value. Sellers need the right tools, training, and approach to be successful. Korn Ferry leverages the KF Sell product and award-winning Miller-Heiman sales methodology to help organizations achieve their top-line growth objectives.
Our Digital Technology-Enabled Products
Our consulting is supported and enabled by data and we have a robust suite of HR Digital technology products to transform organizations further and faster, at scale. The insights drive actions. In addition, our clients purchase these products directly from Korn Ferry via subscription licenses. Digital technology products include:
•Korn Ferry Profile Manager: Defines what good looks like in a given role using a combination of psychometric criteria and skills. Our success profiles are the anchor point for our clients for talent acquisition and development.
•Korn Ferry Architect: Provides organization structure and workforce/talent planning solutions for an agile, future-focused workforce where everyone has opportunities to develop to their full potential.
•Korn Ferry Assess: Evaluates and provides insights into an individuals' competencies, traits, drivers, and experiences - essential for determining current and future leadership capabilities. Tailored to specific business needs and linking skills to strategies, assessments can range from high-volume, tech-driven self-assessments to personalized evaluations and help organizations understand their talent landscape, identify skill gaps, and create development plans to ensure that the right people are in the right roles.
•Korn Ferry Engage: A comprehensive feedback and survey solution designed to enhance the employee experience within organizations. We link employee experience and business performance data and apply world-class benchmarks, best-practice advisory and AI-backed analytics to identify gaps and improve engagement and performance.
•Korn Ferry Pay: Provides the global benchmarking data and insights needed to inform effective and competitive employee compensation programs.

•Korn Ferry Sell: A native application within Salesforce and Microsoft that combines world-class Miller Heiman sales methodology with powerful analytics driven technology to drive seller actions and increase win rates.
Our Businesses
The Company has eight reportable segments that operate through the following five lines of business, supported by a corporate center. This structure allows us to bring our resources together to focus on our clients and partner with them to solve the challenges they face in their businesses. While each line of business is strong on its own, as discussed above, the real strength is when our colleagues collaborate and our core solutions that sit in these lines of business are integrated.
1.Consulting aligns organizational structure, culture, performance, development, and people to drive sustainable growth by addressing four fundamental organizational and talent needs: Organization Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. The Consulting teams work across our core capabilities, architecting integrated solutions and technology products described above to help clients execute their strategy in a digitally enabled world.
Summary of financial fiscal 2024 highlights:
•Fee revenue was $695.0 million, an increase of 2.7% compared to fiscal 2023, representing 25.1% of consolidated fee revenue.
•Adjusted EBITDA was $114.3 million and Adjusted EBITDA margin was 16.4%.
•The number of consulting and execution staff at year-end was 1,678 with an increase in the average bill rate (fee revenue divided by the number of hours worked by consultants and execution staff) of $42 per hour or 11% compared to fiscal 2023.
Client Base—During fiscal 2024, the Consulting segment partnered with over 4,500 clients across the globe, and 28% of Consulting’s fiscal 2024 fee revenue was referred from Korn Ferry’s other lines of business. Our clients come from the private, public, and not-for-profit sectors across every major industry and represent diverse business challenges.
Competition—The people and organizational consulting market is fragmented, with different companies offering our core solutions. Our competitors include consulting organizations affiliated with accounting, insurance, information systems, and strategy consulting firms such as AON, Mercer, McKinsey, Willis Towers Watson and Deloitte. We also compete with smaller boutique firms specializing in specific regional, industry, or functional leadership and human resources ("HR") consulting aspects.

2.Digital builds, sells and delivers our technology products. Our Digital talent technology products enable our clients to make critical talent decisions in the flow of work across talent acquisition and talent development. This talent suite encompasses integrated products that leverage Korn Ferry’s IP, talent science, and proprietary data into powerful offerings that anchor how organizations hire and develop talent. Our clients access these products via subscription licenses. In addition, our talent products enable our consultants to surface actionable insights and provide customized recommendations as part of their consulting engagements.
Summary of financial fiscal 2024 highlights:
•Fee revenue was $366.7 million, an increase of 3.4% compared to fiscal 2023, representing 13.3% of consolidated fee revenue.
•Subscription and License fee revenue was $131.0 million, an increase of 9.4% compared to fiscal 2023.
•Adjusted EBITDA was $108.7 million and Adjusted EBITDA margin was 29.6%.
Client Base—During fiscal 2024, the Digital segment partnered with over 8,000 clients across the globe, and 33% of Digital’s fiscal 2024 fee revenue was referred from Korn Ferry’s other lines of business, primarily Consulting. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.
Competition—Again, competition is fragmented in this sector. We compete with specialist HR technology providers, and boutique and large consulting companies in each solution area such as AON, Eightfold, Hogan, KPMG, Mercer, Willis Towers Watson, SHL, and other boutique HR technology firms. One of our advantages is linking our data, IP and our technology platform across our solutions. This allows us to give organizations an end-to-end view of talent.
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
Summary of financial fiscal 2024 highlights:
•Fee revenue was $806.2 million, a decrease of 7.9% compared to fiscal 2023, representing 29.2% of consolidated fee revenue.
•Adjusted EBITDA was $171.1 million and Adjusted EBITDA margin was 21.2%.*
•In fiscal 2024, we opened more than 6,000 new engagements with an average of 572 consultants.
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
Percentage of Fiscal 2024 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	80%
Finance and Control	7%
Information Systems	4%
Marketing and Sales	4%
Manufacturing/Engineering/Research and Development/Technology	3%
Human Resources and Administration	2%
Client Base—Our more than 3,700 Executive Search engagement clients in fiscal 2024 include many of the world’s largest and most prestigious public and private companies.
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
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level middle and upper management, and, for Interim, those same levels plus senior executives. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology ("IT"), Finance & Accounting and HR roles).
Summary of financial fiscal 2024 highlights:
•Fee revenue was $540.6 million, an increase of 7.4% compared to fiscal 2023, representing 19.6% of consolidated fee revenue.
•Average bill rates increased by 10% to $126 per hour in fiscal 2024 from $115 per hour in fiscal 2023. Average bill rates represent fee revenue from interim services divided by the number of hours worked by consultants providing those services.
•Adjusted EBITDA was $101.9 million and Adjusted EBITDA margin was 18.8%.

Client Base—During fiscal 2024, the Professional Search & Interim segment partnered with more than 3,600 clients across the globe, and 21% of Professional Search & Interim’s fiscal 2024 fee revenue was referred from Korn Ferry’s other lines of business.
Competition—We primarily compete for Professional Search & Interim business with regional contingency and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters, KForce, TekSystems and BTG. We believe our competitive advantage is distinct. We are strategic, collaborating with clients to hire best-fit candidates using our assessment IP, proprietary technology and professional recruiters. Our Talent Delivery Centers provide our teams with increased scalability, multilingual capabilities, global reach and functional specialization. We also work under the One Korn Ferry umbrella to help clients plan for their broader talent acquisition needs as part of their business strategy planning.
5.RPO offers scalable recruitment outsourcing and projects solutions leveraging a customized technology enabled service delivery platform and talent insights. The Company's scalable solutions, built on our IP, science, and data and powered by best-in-class technology and consulting expertise, enable the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Summary of financial fiscal 2024 highlights:
•Fee revenue was $354.1 million, a decrease of 16.6% compared to fiscal 2023, representing 12.8% of consolidated fee revenue.
•Adjusted EBITDA was $40.4 million and Adjusted EBITDA margin was 11.4%.
Client Base—During fiscal 2024, the RPO segment partnered with more than 200 clients across the globe, and 53% of RPO fiscal 2024 fee revenue was referred from Korn Ferry’s other lines of business.
Competition—We primarily compete for RPO business with other global RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, WilsonHCG and Randstad.
Finally, our corporate center manages finance, legal, technology/IT, HR, marketing, and our research arm, the Korn Ferry Institute.
We help clients in four geographic markets: North America, EMEA, APAC and Latin America. Our geographic markets bring together capabilities from across the organization—infusing industry and functional expertise and skills—to deliver value to our partners.
We operate in 103 offices in 51 countries, helping us deliver our solutions globally, wherever our clients do business. We continue our commitment to diversity and inclusion, hiring, promoting, and extending opportunities to women and underrepresented groups. As of April 30, 2024, 72% of our workforce in the U.S. is female or from an underrepresented group. Broken down further, 64% of our workforce in the U.S. is female, and 64% of our global workforce is female. Our global age demographic is 54% Millennials (ages 28-43) and 9% Gen Z/Centennials (ages 27 and below). As of April 30, 2024, we had 9,076 full-time employees:

	Consultants and execution staff[1]	Support staff[2]	Total employees
Consulting	1,678	310	1,988
Digital	267	955	1,222
Executive Search	542	1,119	1,661
Professional Search & Interim	457	348	805
RPO	141	3,045	3,186
Corporate	—	214	214
Total	3,085	5,991	9,076

1Consultants and execution staff, primarily responsible for originating client services
2Support staff includes associates, researchers, administrative, and support staff
Business Challenges We Solve
Our judgment and expertise have been built from decades of experience and insight into the business challenges companies are grappling with across industries. We work to understand the relevant macro trends impacting society and the future of work. After the reopening that followed the global pandemic, it is evident that the world of work has permanently changed and with the emergence of technologies like AI, the evolution continues. We support our clients amid a time of enormous transition and change, with these specific business challenges:
•Transforming businesses while delivering robust performance.

•Solving leadership challenges arising from the new landscape of hybrid and remote working.
•Delivering for people, planet, and profit, and assisting with relevant corporate strategic initiatives.
•Finding the right talent in a dynamic and dislocated labor market.
•Engaging and motivating employees so companies can retain and reward their talent.
•Supporting the work-scape transition from a place of work to collaboration spaces.
•Building work environments that are inclusive and free from bias.
•Engaging and Reward to retain top talent.
Our Proprietary Data
We manage and leverage nearly seven billion data points via our Digital technology products and platform, including:
•Over 100 million assessments.
•Engagement data on approximately 36 million employees.
And we hold:
•Rewards data on more than 28 million people covering some 30,000 organizations.
•More than 10,500 individual success profiles covering over 30,000 job titles.
•Organizational benchmark data on almost 12,000 entities.
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
The Korn Ferry Institute
The Korn Ferry Institute is our research and analytics arm. The Korn Ferry Institute develops robust research, innovative IP, and advanced analytics which is embedded in our talent products and leveraged by our consultants to enable Korn Ferry employees to partner with people and organizations to activate and exceed their potential.
We have built the Korn Ferry Institute on three core pillars:
1.Robust Research and Thought Leadership to anticipate and innovate: We explore trends and define leadership and human and organizational performance for a fast-changing economy. Some project examples from fiscal 2024 include research around:
•CEO Outcomes
•Inclusive Boards
•Change-Ready Leader
•Menopause at Work
•AI in the Workplace
•Evolution of Diversity, Equity and Inclusion
•Leading for Impact
2.Differentiated IP development supported by leading-edge science and enablement: We develop IP that drives success for our clients. Our work includes research-based frameworks, assessments, talent development insights, and organization & reward measurement systems that power solutions for people, teams, and organizations. Examples from fiscal 2024 include IP around:
•Enterprise Success Framework
•Skills-Based Hiring

•Strategic Workforce Planning
•AI-Powered Success Profiles Creation and Improvement
3.Client Advanced Analytics and Data Management to generate insights: We leverage data to generate insight-driven results. We continue to strive to prove the value of our IP, products, and data through demonstrable outcomes and the impact our work has on our clients. During fiscal 2024, we supported the following:
•Talent Analytics
•Future-Ready Leadership
•Talent Benchmarking & Talent Prediction
•Generative AI-Assisted Text Analytics
•KFI Knowledge Chatbot
In the fiscal year ahead, we intend to continue innovating to drive even greater business and societal impact to:
•Develop research centers of excellence, expand our partnerships, and further leverage data and insights to drive the impact, completeness and reach of our thought leadership.
•Extend, refine, and integrate our IP for seamless go-to-market and delivery across products and solutions.
•Leverage and monetize the value of our data in providing next-level insight to clients as "One Korn Ferry"; providing data availability, quality, and scalability.
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
Competition
Korn Ferry operates in a rapidly changing global marketplace with a diverse range of organizations that offer services and solutions like those we offer. However, we believe no other company provides the same full range of services, enabled by technology and data, uniquely positioning us for success in this highly fragmented, talent management landscape.
Our Market and Approach
Industry Recognition
Our company culture and excellent work within the industry are widely recognized. Some highlights from fiscal 2024 include global industry awards and accolades in recognition of performance and achievements:
•Named America's Number One Executive Recruiter Firm 2024, Forbes
•Named among the top 20 on Training Industries’ 2024 Top Sales Training & Enablement Companies
•Named in America's Best Management Consulting Firms list in 2024, Forbes
•Leader level Carbon Disclosure Project ("CDP") Rating for 2023 response to climate change questionnaire
•Silver Medal for Sustainability rating from EcoVadis 2023
•Gold HIRE Vets Medallion Award 2023, US Department of Labor
•Recognized by Seramount (formerly Working Mother Media) in the best Companies for Parents list 2023, and in the Top 75 Companies for Executive Women list 2023
•Top Global RPO Provider, RPO Baker's Dozen List 2023, HRO Today
•Recognized as a Star Performer & Leader in Recruitment Process Outsourcing in Everest Group's PEAK Matrix Assessment 2023
•Named Number One HR Consulting Firm in Europe, Middle East and Africa, 2023 Statista
•Gold Rating, UK’s Leading Recruiters, 2024 Financial Times
•Best Places to Work for LGBTQ+ Equality, 2024 Human Rights Campaign Foundation

Our Go-To-Market Approach
Our go-to-market strategy brings together Korn Ferry’s core solutions to drive more integrated, scalable client relationships. Our goal is to drive topline synergies by increasing growth in the crossline of business referrals. This has been successful as during fiscal 2024, more than 75% of fee revenue came from clients using multiple lines of our business.
We intend to continue evolving integrated solutions along industry lines to drive cross-geography and cross-solution referrals. Our Marquee and Regional Accounts program is a pillar of our growth strategy, which now comprises more than one-third of our fee revenue, yet only 2% of our clients. Its success has been realized by using our own IP and by following a disciplined approach to account planning and management with the addition of Global Account Leaders, resulting in more enduring relationships with clients. We believe building long-term client relationships of scale delivers less cyclical, more resilient revenue and new business through structured, programmatic account planning and strategic investments in account management talent.
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
Developing and Rewarding Our People
We focus on making Korn Ferry a firm that energizes, develops, rewards and empowers people to pursue their passions and help our business succeed. Our global talent promotion process recognizes colleagues for exceptional dedication and service to clients. Most years we run promotion cycles twice a year to allow us to appreciate the contribution of colleagues more frequently. In fiscal 2024, we promoted over 840 people in our five lines of business and Corporate.
We offer competitive benefits across the globe customized to each country we operate in based on market prevalence and cultural relevance. The Korn Ferry Cares benefits strategy focuses on keeping our colleagues and their families healthy – physically, emotionally, financially, and socially. Our progressive benefit offerings in the U.S. helped us earn top recognitions by Seramount (formerly Working Mother Media) as the best company for Parents 2023, Top Company for Female Professionals 2023, and as one of the Human Rights Campaign’s Best Places to Work for LGBTQ+ Equality 2024.
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
Should we experience a disaster or other business continuity problem, such as a natural disaster, unusual weather conditions, terrorist attack, security breach, power loss, telecommunications failure or other man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. For example, a large number of our corporate staff are based in California, which has a high level of risk from wildfires and earthquakes. The impacts of climate change present notable risks, including damage to assets and technology caused by extreme weather events linked to climate change and may otherwise heighten or exacerbate the occurrence of such weather events. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
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
We continue to face significant competition within each of our services and product offerings. The human resource consulting market has been traditionally fragmented and a number of large consulting firms, such as AON, McKinsey, Mercer, Willis Towers Watson and Deloitte have built businesses in human resource consulting to serve these needs. Our consulting business line has and continues to face competition from human resource consulting businesses. Many of these competitors are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Digital products in the human resource market have been traditionally fragmented and a number of firms such as AON, Hogan, Mercer, Willis Towers Watson, KPMG, Eightfold, SHL and other boutique HR technology firms offer competitive products. Competitors in the digital marketplace are a combination of large, well-capitalized firms and niche players who have received multiple rounds of private financing. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.
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
Our RPO services primarily compete for business with other RPO providers such as Cielo, Alexander Mann Solutions, IBM, Allegis, WilsonHCG and Randstad while Professional Search & Interim services compete for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms such as Robert Half, Michael Page, Harvey Nash, Robert Walters, TekSystems, KForce and BTG. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. This is a highly competitive and developing industry with numerous specialists. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively could adversely affect our operating results and future growth.
Failure to attract and retain qualified and experienced consultants could result in a loss of clients which in turn could cause a decline in our revenue and harm to our business.
We compete with other executive, professional search and interim and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater bonuses, incentives or compensation and benefits or more attractive lifestyle choices, career paths, office cultures, or geographic locations than we do. Competition for these consultants typically increases during periods of wage inflation, labor constraints, and/or low unemployment, and can result in material increases to our costs and stock usage under authorized employee stock plans, among other impacts.
Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2024, our top six consultants generated business equal to approximately 2% of our total fee revenues. Furthermore, our top ten consultants generated business equal to approximately 3% of our total fee revenues. This risk is heightened due to the general portability of a consultant’s business:

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
We are working to advance culture change through the continued implementation of diversity, equity and inclusion ("DE&I") initiatives throughout our organization. If we do not or are perceived not to successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted and shifts in perspective and expectations about social issues and priorities surrounding DE&I may occur at a faster pace than we are capable of managing effectively. If we are unable to identify, attract and retain sufficient talent in key positions, it may prevent us from achieving our strategic vision, disrupt our business, impact revenues, increase costs, damage employee morale and affect the quality and continuity of client service. In addition, risks associated with our recent reduction in headcount may be exacerbated if we are unable to retain qualified personnel.
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
As part of our corporate strategy, we are attempting to leverage our research and consulting services to sell a full range of services across the life cycle of a policy, program, project or initiative, and we are regularly searching for ways to provide new services to clients, such as our entry into the Interim business and strategic acquisitions. This strategy, even if effectively executed, may prove insufficient in light of changes in market conditions, workforce trends, technology, competitive pressures or other external factors. In addition, we plan to extend our services to new clients and into new lines of business and geographic locations. As we focus on developing new services, clients, practice areas and lines of business; acquire or dispose of business; and engage in business in new geographic locations, our operations are exposed to additional as well as enhanced risks.
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
As we incorporate AI and machine learning into our business there are uncertainties in the legal regulatory regime relating to AI that may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. States, have already proposed or enacted laws governing AI. For example, European regulators have proposed stringent AI regulations and laws, and the Company expects other jurisdictions will adopt similar legislation. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging, impossible or financially prohibitive.

Our business and operations are impacted by developing laws and regulations, as well as evolving investor and customer expectations with regard to, corporate responsibility matters and reporting, which expose us to numerous risks.
We are subject to evolving local, state, federal and/or international laws, regulations, and expectations regarding corporate responsibility matters, including sustainability, the environment, climate change, human capital management, DE&I, procurement, philanthropy, data privacy and cybersecurity, human rights, business risks and opportunities, including shifts in market preferences for reporting, more sustainable or socially responsible products and services, and other actions. These requirements, expectations, and/or frameworks, which can include assessment and ratings published by third-party firms, are not synchronized and vary by stakeholder, industry, and geography; as a result, they may: increase the time and cost of our efforts to monitor and comply with those obligations; limit the extent, frequency, and modality with which our consultants travel; impact our business opportunities, supplier and customer choices and reputation; and expose us to heightened scrutiny, liability, and risks that could negatively affect us. We report on our aspirations, targets, and initiatives related to corporate responsibility matters (both directly and in response to third-party inquiries), including our Scope 1 and 2 emissions reduction goal for 2025 and our recently submitted goal to the Science-Based Target initiative. These efforts have also, and may in the future include, voluntary reporting intended to address certain third-party frameworks, such as the recommendations of the Sustainability Accounting Standards Board, the Task Force for Climate-Related Financial Disclosures and other mandatory or voluntary standards or assessments related to corporate responsibility matters. Our ability to achieve our corporate responsibility aspirations, which may change, or to meet these evolving expectations is not guaranteed and is subject to numerous risks, including the existence, cost, and availability of certain technology, methodologies, and processes, the acquisition and integration of new entities, and trends in demand. Failing to accurately report, progress on, or meet any such aspirations or expectations (including a perceived failure to do so) on a timely basis or at all could negatively affect our business, growth, results of operations, and reputation. Meeting or exceeding such aspirations or expectations also may not result in the benefits initially anticipated.
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
Our efforts to align our cost structure with the current realities of our markets may not be successful. When actual or projected fee revenues are negatively impacted by weakening customer demand, we have and may again find it necessary to take cost cutting measures so that we can minimize the impact on our profitability, such as the restructuring recently initiated in the first half of fiscal 2024. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.
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
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements and these estimates may not be accurate. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. Clients may also delay or cancel engagements, which could cause expected revenues to be realized at a later time or not at all. For the years ended 2024, 2023, and 2022, fixed-fee engagements represented 24%, 23%, and 22% of our revenues, respectively.
Inflationary pressure has and may continue to adversely impact our profitability.
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity, many companies hire fewer permanent employees, and our business, financial condition and results of operations may be adversely affected. If unfavorable changes in regional or global economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the ongoing inflationary cost pressures and rise in interest rates in the last few years, as well as geopolitical uncertainty, has and may continue to negatively impact our expense base by increasing our operating costs, including labor, borrowing, and other costs of doing business. Continued inflationary pressures may result in increases in operating costs that we may not be able to fully offset by raising prices for our services because if we do our clients may choose to reduce their business with us, which may reduce our operating margin.
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
Risks Related to Our Financing/Indebtedness
Our level of indebtedness could adversely affect our financial condition, our ability to operate our business, react to changes in the economy or our industry, prevent us from fulfilling our obligations under our indebtedness and could divert our cash flow from operations for debt payments.
As of April 30, 2024, we had approximately $400.0 million in total indebtedness outstanding, and $645.5 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) provided for under our Credit Agreement, as amended on June 24, 2022 (the “Amended Credit Agreement”) that we entered into with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Amended Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.
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
We and our subsidiaries may incur substantial additional indebtedness in the future. The Amended Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Amended Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of April 30, 2024, we had $645.5 million available to incur additional secured indebtedness under our Revolver.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Interest rates fluctuate. As a result, interest rates on the Revolver or other variable rate debt offerings could be higher or lower than current levels. When interest rates increase, as they have recently, our debt service obligations on our variable rate indebtedness, if any, increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease.
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
Risks Related to Technology, Cybersecurity and Intellectual Property
Use of AI may result in operational challenges, legal liability, reputational concerns and privacy concerns and competitive risks.
Our business uses and intends to further rely on AI technology, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and emerging technology risks. While we have established policies governing the use of AI technology, and we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents would adhere to those policies. Failure to address these risks adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of AI tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.
Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. The human resource industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Many of those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in AI and generative AI which involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, attract and retain clients, and our ability to develop and achieve a competitive advantage and continue to grow could be negatively affected. If we are unable to keep pace with the industry changes this could result in an impairment of goodwill or other intangible assets and would have a negative impact on our profitability and operating results. In some cases, we depend on key vendors and partners to provide technology and other support. If these third parties fail to perform their obligations or cease to work with us, including as a result damage or disruption from fire, power loss, system malfunctions, telecommunications failure, computer viruses, cybersecurity attacks, natural disasters, acts of war or terrorism, employee errors or malfeasance, or other events beyond our control, our ability to execute on our strategic initiatives could be adversely affected.

We have invested in specialized technology and other IP for which we may fail to fully recover our investment, or which may become obsolete.
We have invested in developing specialized technology and IP, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service and product offerings rely on specialized technology or IP that is subject to rapid change, and to the extent that this technology and IP is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, has been and may continue to be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or IP or that our technology and IP will effectively compete with the IP developed by our competitors. If we are unable to develop new technology and IP or if our competitors develop better technology or IP, our revenues and results of operations could be adversely affected.
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
Cybersecurity vulnerabilities and incidents have and may again lead to the improper disclosure of information obtained from our clients, candidates and employees, which could result in liability and harm to our reputation.
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
Our systems and networks and the vendors who provide us services are vulnerable to incidents, including physical and electronic break-ins, attacks by hackers, computer viruses, malware, worms, router disruption, sabotage or espionage, ransomware attacks, supply chain attacks, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), employee error and misconduct, impersonation of authorized users and coordinated denial-of-service attacks. We have experienced and may again in the future experience cybersecurity incidents resulting from unauthorized access to our systems, which to date have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. Cyberattacks using AI are increasing, enabling automated phishing exploits and dynamic malware. These advancements pose challenges for traditional defense controls, emphasizing the need for new strategies and tools to protect against these threats. We expect cybersecurity incidents to continue to occur in the future.

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
Further, unauthorized use or misuse of AI by the Company's employees, vendors or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. The Company's use of AI may also lead to novel and urgent cybersecurity risks, including access to or the misuse of personal data, all of which may adversely affect its operations and reputation.
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
Laws and regulations in this area are evolving and generally becoming more stringent. For example, the New York State Department of Financial Services has issued cybersecurity regulations that outline a variety of required security measures for protection of data. Some U.S. states, including California and Virginia, have also enacted cybersecurity laws requiring certain security measures of regulated entities that are broadly similar to GDPR requirements, such as the California Consumer Privacy Act, California Privacy Rights Act and Virginia Consumer Data Protection Act. New privacy laws in Colorado took effect in calendar year 2023, and we expect that other states will continue to adopt legislation in this area. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.
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
All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible net asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2024, goodwill and purchased intangibles accounted for approximately 25% and 2%, respectively, of our total assets. We review goodwill and intangible assets annually (or more frequently, if impairment indicators arise) for impairment. Future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.
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
We operate in 51 countries and, during the year ended April 30, 2024, generated 45% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:
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
Both our Amended Credit Agreement and the indenture governing our Notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we redeem our Notes and amend our Amended Credit Agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our Revolver, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants that could limit in a significant manner or entirely our ability to pay dividends to you. Additionally, under the Delaware General Corporation Law (“DGCL”), our Board of Directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, as a result of these restrictions, we are required to reduce or eliminate the payment of dividends, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses for you.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions. Our consolidated financial statements also reflect estimates of the impact of the macroeconomic environment, including the impact of inflation, foreign exchange rate fluctuations and other conditions which have led to disruptions in commerce and price stability. Actual results could differ from the estimates we make based on historical experience and various assumptions believed to be reasonable based on specific circumstances, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.
Unfavorable tax laws, tax law changes and tax authority rulings may adversely affect results.
We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in tax laws. Further changes in tax laws of jurisdictions in which we operate could arise under the two-pillar Base Erosion and Profit Shifting framework set forth by the Organization for Economic Cooperation and Development, including the Pillar Two global minimum tax. The amount of our income taxes and other taxes are subject to audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from estimated amounts recorded, future financial results may include unfavorable tax adjustments.

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
Bank failures or other events affecting financial institutions could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences.
The failure of a bank that we use, or events involving limited liquidity, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our cash balances, adversely impact our liquidity, including our ability to borrow under our credit facility, or limit our ability to process transactions related to our clients. In the events of a failure of a bank or other financial institution that holds our cash deposits, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be recoverable or, even if ultimately recoverable, there may be significant delays in our ability to access those funds. Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in our credit facility from honoring their commitments. Such events could have a material adverse effect on our financial condition or results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy
We have an established cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. Our cyber risk management program is designed to protect the confidentiality, integrity and availability of our systems and the data of our clients, candidates and company. This program and its processes are an integral component of our enterprise risk management ("ERM") program.
Our cybersecurity program leverages several industry and regulatory frameworks, including the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, International Organization for Standardization Information Security Management Systems ("ISO 27001"), and the Center for Internet Security Critical Security Controls. Our approach to protecting our systems uses the concept of defense in depth, providing multiple layers of defense, monitoring, and controls. It is a mutually supporting environment of fit-for-purpose technology, established processes, trained security and operations personnel, and supporting external services.
As of the date of this report, we have not experienced a cybersecurity incident that has materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect. Additional information on cybersecurity risks we face can be found in Item 1A “Risk Factors” under the heading “Risks Related to Technology, Cybersecurity and Intellectual Property,” which should be read in conjunction with the foregoing information.
People
Our global security team is led by our Global Vice President Security who reports to the Chief Information Officer. Our Chief Information Officer has more than three decades of technology, security and leadership experience across both the public and private sector. The Global Vice President Security leads the strategy and execution of our cybersecurity program, has more than two decades of dedicated security experience, and holds multiple security qualifications including Certified Information Systems Security Professional ("CISSP"). He leads an experienced security team, organized and geographically structured with the goal of maximizing responsiveness and coverage for our global enterprise. The team is additionally supported through external services and on demand incident response capabilities. These capabilities include pre-established relationships with industry leading providers for incident containment, forensic analysis, systems recovery, legal advice, and external communications assistance.
Technology
Korn Ferry has invested in a spectrum of security tools and capabilities designed to prevent compromise of our systems and data. These solutions are selected from well recognized industry leaders and encompass a wide range of security capabilities including, among other things, threat detection, prevention, system monitoring, logging, vulnerability assessment, incident and event management, system and cloud configuration and permission management. To validate the effectiveness of our security capabilities and our supporting environment we assess them across multiple dimensions. This includes the use of independent external third-party security firms to conduct external and internal penetration tests, vulnerability assessments, and audits.
Process
We leverage a structured process framework based on ISO 27001 to minimize cyber risks and facilitate continuous improvement. We adhere to the principle of least privilege when provisioning access to systems, seeking to limit potential abuse of system privileges by internal or external threats. We train our employees annually in cybersecurity awareness and responsibilities and we engage them throughout the year with phishing awareness exercises, additional focused training, and messaging about current and persistent threats. Employees with privileged access to systems are further trained in security-by-design principles, centered on best practices for securely developing and managing software systems.
Our software development processes are governed by a structured systems development lifecycle process that is designed to review new features and system changes for adherence to security requirements prior to deployment. Our systems are further protected via a regular cadence of patching and prioritized vulnerability remediation. Lastly, the use of third-party software in our environment is governed by our third-party risk management (“TPRM”) program, which is designed to assess and remediate cyber and business risks associated with vendor-provided software and services.
Integral to our cybersecurity processes is our Security Incident Response Plan ("SIRP"), designed to facilitate the timely and accurate reporting of any material cybersecurity incident. The incident management process is designed so that incidents are appropriately categorized and escalated to the Security Incident Response Team ("SIRT") for action and materiality determination. Our SIRT is comprised of senior executives including the Chief Financial Officer, Chief Information Officer, Global Vice President Security, Co-Chief Privacy Officers, General Counsel and other members as required depending on the nature of the incident. In addition to managing escalated incidents, the SIRT conducts tabletop exercises to simulate various threat scenarios, and outcomes are used to build experience and to refine the SIRP and response approaches. Korn Ferry has also maintained cyber insurance for more than a decade.
Korn Ferry has been certified by the British Standards Institute (BSI) to ISO/IEC 27001 and ISO/IEC 27018 for our key technology platforms and processes across global operations.
Governance
Board of Directors Oversight
Our Board is responsible for the oversight of the Company's overall ERM program, which includes cybersecurity risks. The Board is briefed at least annually by the Chief Information Officer on the readiness and efficacy of the cybersecurity program. These briefs include a review of the Company’s cybersecurity initiatives, key security metrics, business continuity and disaster recovery plans and updates on evolving cyber threats and mitigation plans. These briefs also review significant updates to procedures, policies, and controls used to identify, manage, and mitigate cybersecurity risks. The Board is supported in this oversight by the Audit Committee, which receives regular updates from members of the executive leadership team including the Chief Financial Officer, General Counsel, Chief Information Officer, and the Senior Vice President Internal Audit on emerging cybersecurity risks and issues.
Management Oversight
Management regularly assesses and identifies potential cybersecurity risks as a key component of the Company’s ERM program. The Company's cyber risks are reviewed and prioritized as part of the annual Enterprise Risk Assessment and ongoing quarterly reviews. Changes in these risks are communicated at least quarterly to the Audit Committee. Management further enables regular reviews of systemic, emerging, and ongoing security and data privacy risks through a standing body, the Privacy and Security Executive Committee ("PEC/SEC") which meets quarterly and whose reporting is used to inform the Audit Committee and annual reporting to the Board of Directors. The PEC/SEC is comprised of senior management including the Chief Financial Officer, Chief Information Officer, Global Vice President Security, Co-Chief Privacy Officers, Chief Human Resources Officer, General Counsel and other senior leaders as required.

Item 2. Properties
Our corporate office is in Los Angeles, California. We lease our corporate office as well as an additional 102 offices through which we conduct business that are located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2024, we leased an aggregate of approximately 0.9 million square feet of office space. The leases generally have remaining terms of 1 to 13 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.
Item 3. Legal Proceedings
From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers

Name	Age as of April 30, 2024	Position
Gary D. Burnison	63	President and Chief Executive Officer
Robert P. Rozek	63	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	63	Chief Executive Officer, Consulting
Michael Distefano	54	Chief Executive Officer, Professional Search & Interim
Jeanne MacDonald	55	Chief Executive Officer, RPO
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
Jeanne MacDonald has been the Chief Executive Officer of RPO since July 2023. Ms. MacDonald joined the Company in 1998 and worked in a variety of roles at Korn Ferry including Senior Recruiter, Business Development Director for North America RPO prior to moving into various leadership positions with the Company, including General Manager of North America RPO, Chief Sales Officer, Global Operating Executive and President of Global RPO, a role she held from 2021 to 2023, prior to her appointment as Chief Executive Officer of RPO, where she was responsible for oversight of Korn Ferry's RPO businesses. Prior to Korn Ferry, Ms. MacDonald began her career in 1990 working in the Supply Chain industry for what is now, UPS Supply Chain Solutions. She then worked for American Telephone & Telegraph (AT&T) working in both Marketing and Sales leadership roles for voice, data and Web-related services. Ms. MacDonald holds a bachelor's degree with majors in both International Relations and French from the University of Virginia.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
Our common stock is listed on the New York Stock Exchange under the symbol KFY. On June 20, 2024, there were approximately 39,591 stockholders of record of the Company’s common stock.
Performance Graph
We have presented below a graph comparing the cumulative total stockholder return of the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) the company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2019 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.
Our peer group is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in professional services. The peer group is comprised of the following 11 companies: ASGN Inc. (ASGN), Cushman & Wakefield Plc. (CWK), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Jones Lang Lasalle Inc. (JLL), ManpowerGroup Inc. (MAN), PageGroup Plc. (MPGPF) and Robert Half International Inc. (RHI). We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, with significant global exposure that mirrors our global footprint and therefore provides a meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for the purpose of arriving at a peer group average.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (*)
Among Korn Ferry, the S&P 500 Index, and a Peer Group
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
_______________________________
(*)$100 invested on April 30, 2019 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2024.
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
Dividends
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors of the Company approved an increase of 20% in our quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board of Directors approved an increase in our quarterly dividend, which increased the quarterly dividend to $0.37 per share.
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
Stock Repurchase Program
On June 21, 2022, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $300 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. Common stock may be repurchased from time to time in the open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $52.5 million, $93.9 million and $98.8 million of the Company’s common stock during fiscal 2024, 2023 and 2022, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)
February 1, 2024 - February 29, 2024	150,000	$60.51	150,000	$196.5 million
March 1, 2024 - March 31, 2024	106,911	$65.26	105,000	$189.7 million
April 1, 2024 - April 30, 2024	110,000	$63.11	110,000	$182.7 million
Total	366,911	$62.67	365,000
_______________________________
(1)Represents withholding of 1,911 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company's discretion. The share repurchase program has no expiration date. We repurchased approximately $22.9 million of the Company's common stock under the program during the fourth quarter of fiscal 2024.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of recent workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cybersecurity vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence ("AI"), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
We are pursuing a strategy to help Korn Ferry increase its focus on clients and collaborate intensively across the organization. This approach is intended to build on the best of our past and give us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy business, giving our consultants more frequent and expanded opportunities to engage with clients.
The Company services its clients with a core set of solutions that are anchored around talent and talent management – touching nearly every aspect of an employer’s engagement with their employees. Our five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. Our colleagues engage with our clients through the delivery of one of our core solutions as a point solution sale or through combining component parts of our core solutions into an integrated solution. In either case, we are helping to solve our clients’ most challenging business and human capital issues.
Further differentiating our service offerings from our competitors is the unique combination of IP, content, and data sets that we have, which permeate throughout our solution areas. For many years, we have been accumulating data around assessments of executives and professionals, pay, success profiles, organizational engagement and design, job architecture, and candidates. Integrating this unique collection of data into our service offerings provides our colleagues with differentiated points of view and solutions, as well as the ability to demonstrate the efficacy of all of our offerings.
Our vision remains unchanged to become the premier organizational consulting firm. We believe our household brand, unparalleled IP, and diversification strategy will continue to positively influence our performance and accelerate the trajectory of thousands of organizations. Indeed, Korn Ferry is uniquely positioned as a firm relentlessly focused on synchronizing strategy, operations and talent and a firm that offers increasingly relevant solutions in a rapidly changing world. The continual advancement of technologies like generative AI creates a constant demand for workers to be upskilled or reskilled. We expect these changes and disruptions will lead to opportunities for Korn Ferry and make us more relevant than at any time in our history.
Leveraging the strong connection between our various service offering and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of about 350 of our top clients. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and human capital issues. Despite near-term headwinds, such as economic uncertainty, we believe Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst our service offerings and our acquisitive activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
Our eight reportable segments operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance, development and people to drive sustainable growth by addressing four fundamental organizational and talent needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. The Consulting teams work across our core capabilities, architecting integrated solutions and technology products to help clients execute their strategy in a digitally enabled world.
2.Digital develops IP and science-based talent technology products that empower our clients. Our talent products and talent platform support our clients in making critical talent decisions across the continuum from talent acquisition to talent development.
3.Executive Search helps organizations recruit board level, chief executive and other C-suite/senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together our research-based IP, proprietary assessments and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then helps us build appropriate frameworks for compensation and attraction. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa ("EMEA"), Executive Search Asia Pacific ("APAC"), and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level middle and upper management, and, for interim, those same levels plus senior executives. We help clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology ("IT"), Finance & Accounting and HR roles).
5.Recruitment Process Outsourcing ("RPO") offers scalable recruitment outsourcing and project solutions leveraging a customized technology enabled service delivery platform and talent insights. Our scalable solutions, built on our IP, science, and data and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Highlights of our performance in fiscal 2024 include:
▪Approximately 80% of the executive searches we performed in fiscal 2024 were for board level, chief executive and other senior executive and general management positions. Our more than 3,700 search engagement clients in fiscal 2024 included many of the world’s largest and most prestigious public and private companies.
▪We have built strong client loyalty, with more than 85% of the assignments performed during fiscal 2024 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
▪More than 75% of our revenues were generated from clients that have utilized multiple lines of our business.
▪Operating income in fiscal 2024 was $212.9 million with an operating margin of 7.7%.
▪Fiscal 2024 Adjusted EBITDA was $408.2 million with an Adjusted EBITDA margin of 14.8%.

▪Our fiscal 2024 Marquee and Regional Account fee revenue generated slightly more than 37% of our consolidated fee revenue and grew 3% compared to fiscal year 2023.
▪Consulting and Digital continued to show resilient business operations:
•Consulting fee revenue grew 3% in fiscal 2024.
•Digital fee revenue grew 3% in fiscal 2024 compared to fiscal 2023 with a 9% increase in Subscription & License fee revenue growing to $131.0 million in fiscal 2024.
Performance Highlights
In light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates, and global economic and geopolitical uncertainty, which we expected to result in near-term slowing or declines in fee revenue, on October 23, 2023, we initiated a plan (the "Plan") intended to align our workforce with our current business realities through position eliminations, which affected approximately eight percent of the Company's employees. The Plan resulted in restructuring charges, net of $68.6 million during fiscal 2024.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For fiscal 2024, Adjusted EBITDA excluded $68.6 million of restructuring charges, net, $14.9 million of integration/acquisition costs, $1.6 million impairment of right-of-use assets and $1.6 million impairment of fixed assets. For fiscal 2023, Adjusted EBITDA excluded $42.6 million of restructuring charges, net, $14.9 million of integration/acquisition costs, $5.5 million impairment of right-of-use assets and $4.4 million impairment of fixed assets. For fiscal 2022, Adjusted EBITDA excluded $7.9 million of integration/acquisition costs, $7.4 million impairment of right-of-use assets and $1.9 million impairment of fixed assets.
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

Revenue is recognized when control of the goods and services are transferred to the customer in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification (“ASC”) 606 ("ASC 606"), Revenue from Contracts with Customers: 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.
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
Digital fee revenue is generated from IP based software products enabling large-scale talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and we have a legally enforceable right to payment. Revenue also comes from the sale of our product subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.
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
Carrying Values. Valuations are required under GAAP to determine the carrying value of various assets. Goodwill is our most significant asset for which management is required to prepare a valuation. Management must identify whether events have occurred that may impact the carrying value of goodwill and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.
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
As of January 31, 2024, we completed our annual qualitative test which did not indicate any impairment. During the fourth quarter, we voluntarily changed the date of the annual impairment test from January 31 to February 1. This voluntary change is preferable under the circumstances as it results in better alignment with our annual operating plan process. This voluntary change in accounting principle related to the annual impairment testing date was applied prospectively and did not delay, accelerate or avoid an impairment charge. The quantitative test performed on February 1, 2024 did not indicate any impairment and as a result, no impairment charge was recognized. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. There was no indication of potential impairment through April 30, 2024 that would have required further testing.
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
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2024	2023	2022
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.2	1.0	0.6
Total revenue	101.2	101.0	100.6
Compensation and benefits	66.8	67.1	66.3
General and administrative expenses	9.4	9.5	9.0
Reimbursed expenses	1.2	1.0	0.6
Cost of services	10.9	8.4	4.4
Depreciation and amortization	2.8	2.4	2.4
Restructuring charges, net	2.5	1.5	—
Operating income	7.7	11.2	17.9
Net income	6.2%	7.5%	12.6%
Net income attributable to Korn Ferry	6.1%	7.4%	12.4%

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2024		2023		2022
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$695,007	25.1%	$677,001	23.9%	$650,204	24.8%
Digital	366,699	13.3	354,651	12.5	349,025	13.3
Executive Search:
North America	506,927	18.4	562,139	19.8	605,704	23.1
EMEA	184,516	6.7	187,014	6.6	182,192	6.9
Asia Pacific	85,863	3.1	95,598	3.4	118,596	4.5
Latin America	28,937	1.0	31,047	1.1	29,069	1.1
Total Executive Search	806,243	29.2	875,798	30.9	935,561	35.6
Professional Search & Interim	540,615	19.6	503,395	17.7	297,096	11.3
RPO	354,107	12.8	424,563	15.0	394,832	15.0
Total fee revenue	2,762,671	100.0%	2,835,408	100.0%	2,626,718	100.0%
Reimbursed out-of-pocket engagement expense	32,834		28,428		16,737
Total revenue	$2,795,505		$2,863,836		$2,643,455
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

	Year Ended April 30,
	2024	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$2,762,671	$2,835,408	$2,626,718
Total revenue	$2,795,505	$2,863,836	$2,643,455

Net income attributable to Korn Ferry	$169,154	$209,529	$326,360
Net income attributable to noncontrolling interest	3,407	3,525	4,485
Other (income) loss, net	(30,681)	(5,261)	11,880
Interest expense, net	20,968	25,864	25,293
Income tax provision	50,081	82,683	102,056
Operating income	212,929	316,340	470,074
Depreciation and amortization	77,966	68,335	63,521
Other income (loss), net	30,681	5,261	(11,880)
Integration/acquisition costs	14,866	14,922	7,906
Impairment of fixed assets	1,575	4,375	1,915
Impairment of right of use assets	1,629	5,471	7,392
Restructuring charges, net	68,558	42,573	—
Adjusted EBITDA	$408,204	$457,277	$538,928
Adjusted EBITDA margin	14.8%	16.1%	20.5%

	Year Ended April 30, 2024
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$695,007	$706,805	$114,260	16.4%
Digital	366,699	366,924	108,669	29.6%
Executive Search:
North America	506,927	513,545	120,710	23.8%
EMEA	184,516	185,552	25,902	14.0%
Asia Pacific	85,863	86,273	18,923	22.0%
Latin America	28,937	28,956	5,571	19.3%
Total Executive Search	806,243	814,326	171,106	21.2%
Professional Search & Interim	540,615	544,453	101,868	18.8%
RPO	354,107	362,997	40,399	11.4%
Corporate	—	—	(128,098)
Consolidated	$2,762,671	$2,795,505	$408,204	14.8%

	Year Ended April 30, 2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$677,001	$686,979	$108,502	16.0%
Digital	354,651	354,967	97,458	27.5%
Executive Search:
North America	562,139	568,212	140,850	25.1%
EMEA	187,014	188,114	31,380	16.8%
Asia Pacific	95,598	95,956	24,222	25.3%
Latin America	31,047	31,054	9,370	30.2%
Total Executive Search	875,798	883,336	205,822	23.5%
Professional Search & Interim	503,395	507,058	110,879	22.0%
RPO	424,563	431,496	52,588	12.4%
Corporate	—	—	(117,972)
Consolidated	$2,835,408	$2,863,836	$457,277	16.1%

	Year Ended April 30, 2022
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$650,204	$654,199	$116,108	17.9%
Digital	349,025	349,437	110,050	31.5%
Executive Search:
North America	605,704	609,258	181,615	30.0%
EMEA	182,192	182,866	31,804	17.5%
Asia Pacific	118,596	118,705	35,105	29.6%
Latin America	29,069	29,079	9,089	31.3%
Total Executive Search	935,561	939,908	257,613	27.5%
Professional Search & Interim	297,096	297,974	106,015	35.7%
RPO	394,832	401,937	59,126	15.0%
Corporate	—	—	(109,984)
Consolidated	$2,626,718	$2,643,455	$538,928	20.5%
Our Annual Report on Form 10-K for the year ended April 30, 2023 includes a discussion and analysis of our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Fiscal 2024 Compared to Fiscal 2023
Fee Revenue
Fee Revenue. Fee revenue decreased by $72.7 million, or 3%, to $2,762.7 million in fiscal 2024 compared to $2,835.4 million in fiscal 2023. Exchange rates favorably impacted fee revenue by $13.5 million in fiscal 2024 compared to fiscal 2023. Fee revenue decreased primarily due to decreases in demand for our permanent placement talent acquisition offerings, which include Executive Search, Professional Search Permanent Placement and RPO. This decrease was primarily due to a decline in demand driven by the challenging global economic environment. This was partially offset by the increase in fee revenue in the interim portion of the Professional Search & Interim, resulting from the acquisitions of Infinity Consulting Solutions and Salo (collectively " the Acquired Companies"), which were effective on August 1, 2022 and February 1, 2023, respectively, and increases in Consulting and Digital fee revenue.
Consulting. Consulting reported fee revenue of $695.0 million in fiscal 2024, an increase of $18.0 million, or 3%, compared to $677.0 million in fiscal 2023. The increase in fee revenue was mainly driven by increases in demand for our organizational strategy offering and assessment & succession solutions. Exchange rates favorably impacted fee revenue by $2.1 million, compared to fiscal 2023.
Digital. Digital reported fee revenue of $366.7 million in fiscal 2024, an increase of $12.0 million, or 3%, compared to $354.7 million in fiscal 2023. The increase in fee revenue was mainly driven by increases in demand for organizational strategy, leadership and professional development, and sales of total rewards. Exchange rates favorably impacted fee revenue by $0.8 million, compared to fiscal 2023.
Executive Search North America. Executive Search North America reported fee revenue of $506.9 million in fiscal 2024, a decrease of $55.2 million, or 10%, compared to $562.1 million in fiscal 2023. Exchange rates unfavorably impacted fee revenue by $0.6 million in fiscal 2024 compared to fiscal 2023. North America’s fee revenue decreased due to an 11% decrease in the number of engagements billed, driven by a decline in demand for executive searches as a result of clients being affected by the challenging economic environment, partially offset by a 1% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2024 compared to fiscal 2023.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $184.5 million in fiscal 2024, a decrease of $2.5 million, or 1%, compared to $187.0 million in fiscal 2023. Exchange rates favorably impacted fee revenue by $7.0 million, or 4%, in fiscal 2024 compared to fiscal 2023. The decrease in fee revenue was primarily due to a 7% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2024 compared to fiscal 2023.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $85.9 million in fiscal 2024, a decrease of $9.7 million, or 10%, compared to $95.6 million in fiscal 2023. Exchange rates unfavorably impacted fee revenue by $2.2 million, or 2%, in fiscal 2024 compared to fiscal 2023. The decrease in fee revenue was due to a 15% decrease in the number of engagements billed, partially offset by an 8% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2024 compared to fiscal 2023.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $28.9 million in fiscal 2024, a decrease of $2.1 million, or 7%, compared to $31.0 million in fiscal 2023. Exchange rates favorably impacted fee revenue by $1.5 million, or 5%, in fiscal 2024 compared to fiscal 2023. The decrease in fee revenue was due to a 16% decrease in the number of engagements billed, partially offset by a 5% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2024 compared to fiscal 2023.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $540.6 million in fiscal 2024, an increase of $37.2 million, or 7%, compared to $503.4 million in fiscal 2023. Exchange rates favorably impacted fee revenue by $1.5 million in fiscal 2024 compared to fiscal 2023. The increase in fee revenue was due to an increase in interim fee revenue of $94.8 million, mainly driven by the Acquired Companies. This increase was partially offset by a decrease in permanent placement fee revenue of $57.6 million.
RPO. RPO reported fee revenue of $354.1 million in fiscal 2024, a decrease of $70.5 million, or 17%, compared to $424.6 million in fiscal 2023. Exchange rates favorably impacted fee revenue by $3.4 million, or 1%, in fiscal 2024 compared to fiscal 2023. The decrease in fee revenue was primarily due to a decline in the number of placements being requested by existing clients as a result of clients being affected by the challenging economic environment as well as clients "labor hoarding" during fiscal 2024.
Compensation and Benefits
Compensation and benefits expense decreased by $57.0 million, or 3%, to $1,844.2 million in fiscal 2024 from $1,901.2 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $11.8 million, or 1%, in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $85.8 million driven by an 8% decrease in average headcount in fiscal 2024 compared to fiscal 2023. Also contributing to the decrease was a $19.4 million decrease in performance-related bonus expense due to lower fee revenues in fiscal 2024 compared to fiscal 2023. The decrease was partially offset by higher deferred compensation expenses of $29.7 million as a result of an increase in the fair value of participants' accounts, a $9.2 million increase in severance due to lay-offs that took place during the year, $5.7 million more in integration and acquisition costs and an increase in the amortization of long-term awards of $4.4 million in fiscal 2024 compared to fiscal 2023.
Consulting compensation and benefits expense increased by $6.0 million, or 1%, to $484.5 million in fiscal 2024 from $478.5 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $2.6 million, or 1%, in fiscal 2024 compared to fiscal 2023. The increase in compensation and benefits expense was primarily due to increases in deferred compensation of $4.3 million as a result of increases in the fair value of participants' accounts and a $1.8 million increase in severance due to more lay-offs in fiscal 2024 compared to fiscal 2023.
Digital compensation and benefits expense decreased by $1.2 million, or 1%, to $187.9 million in fiscal 2024 from $189.1 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $0.9 million in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $9.0 million driven by a 2% decrease in average headcount and a decrease in restricted stock compensation expense of $2.5 million, partially offset by increases in performance-related bonus expense of $5.8 million and commission expense of $3.3 million driven by the segment revenue growth in fiscal 2024 compared to fiscal 2023, and a $1.7 million increase in the amortization of long-term awards.
Executive Search North America compensation and benefits expense decreased by $14.9 million, or 4%, to $371.2 million in fiscal 2024 compared to $386.1 million in fiscal 2023. Exchange rates favorably impacted compensation and benefits by $0.3 million in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to decreases in performance-related bonus expense of $28.1 million due to lower segment fee revenue and salaries and related payroll taxes of $5.8 million driven by a 4% decrease in average headcount. The decrease in compensation and benefits expense was partially offset by a higher deferred compensation expense of $21.0 million as a result of increases in the fair value of participants' accounts in fiscal 2024 compared to 2023.
Executive Search EMEA compensation and benefits expense increased by $1.2 million, or 1%, to $141.7 million in fiscal 2024 compared to $140.5 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $4.4 million, or 3%, in fiscal 2024 compared to fiscal 2023. The increase in compensation and benefits expense was primarily due to an increase in severance expense of $4.4 million due to the lay-offs that took place in fiscal 2024 compared to fiscal 2023. The increase was partially offset by a decrease in performance-related bonus expense of $2.3 million due to lower segment fee revenue and a $1.0 million decrease in salaries and related payroll taxes driven by a 1% decrease in average headcount.
Executive Search Asia Pacific compensation and benefits expense decreased by $3.1 million, or 5%, to $58.8 million in fiscal 2024 compared to $61.9 million in fiscal 2023. Exchange rates favorably impacted compensation and benefits by $1.1 million, or 2%, in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $1.9 million in fiscal 2024 compared to fiscal 2023 due to lower segment fee revenue and a decrease in salaries and related payroll taxes of $0.7 million driven by a 5% decrease in average headcount.

Executive Search Latin America compensation and benefits expense decreased by $1.7 million, or 8%, to $18.7 million in fiscal 2024 compared to $20.4 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $1.0 million, or 5%, in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $1.5 million in fiscal 2024 compared to fiscal 2023 due to lower segment fee revenue.
Professional Search & Interim compensation and benefits expense increased by $1.1 million to $224.4 million in fiscal 2024 compared to $223.3 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $0.8 million in fiscal 2024 compared to fiscal 2023. The increase in compensation and benefits expense was primarily due to increases in integration/acquisition costs of $5.7 million due to the acquisitions of the Acquired Companies and higher deferred compensation expense of $2.2 million as a result of increases in the fair value of participants' accounts. Further contributing to the increase in compensation and benefits expense were increases in employee insurance of $1.7 million and performance-related bonus expense of $1.4 million, partially offset by lower salaries and related payroll taxes of $5.7 million due to a 3% reduction in average headcount and a decrease in commission expense of $4.4 million in fiscal 2024 compared to fiscal 2023.
RPO compensation and benefits expense decreased by $54.7 million, or 16%, to $284.3 million in fiscal 2024 from $339.0 million in fiscal 2023. Exchange rates unfavorably impacted compensation and benefits by $3.4 million, or 1%, in fiscal 2024 compared to fiscal 2023. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $56.0 million driven by a 15% decrease in average headcount in fiscal 2024 compared to fiscal 2023. Average headcount declined due to cost reduction actions and attrition.
Corporate compensation and benefits expense increased by $10.2 million, or 16%, to $72.6 million in fiscal 2024 from $62.4 million in fiscal 2023. The increase was primarily due to increases in restricted stock compensation expense of $4.9 million and higher deferred compensation expense of $2.1 million due to an increase in the fair value of participants' accounts in fiscal 2024 compared to fiscal 2023. Also contributing to the increase in compensation and benefits expense was a decrease in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $1.8 million as a result of less death benefits recorded in fiscal 2024 compared to fiscal 2023.
General and Administrative Expenses
General and administrative expenses decreased by $9.5 million, or 4%, to $259.0 million in fiscal 2024 compared to $268.5 million in fiscal 2023. Exchange rates favorably impacted general and administrative expenses by $0.8 million in fiscal 2024 compared to fiscal 2023. The decrease in general and administrative expenses was primarily due to decreases in impairment of fixed and right-of-use assets of $6.6 million, integration/acquisition costs of $5.8 million and legal and professional expenses of $4.5 million in the fiscal 2024 compared to fiscal 2023. The decrease was partially offset by higher marketing and business development expenses of $4.5 million and an increase in foreign exchange loss of $2.5 million in fiscal 2024 compared to fiscal 2023.
Consulting general and administrative expenses decreased by $3.2 million, or 6%, to $54.7 million in fiscal 2024 compared to $57.9 million in fiscal 2023. The decrease in general and administrative expenses was primarily due to a decrease in impairment of fixed and right-of-use assets of $5.4 million, partially offset by higher bad debt expense of $1.9 million in fiscal 2024 compared to fiscal 2023.
Digital general and administrative expenses decreased by $0.7 million, or 2%, to $39.9 million in fiscal 2024 compared to $40.6 million in fiscal 2023.
Executive Search North America general and administrative expenses decreased by $0.2 million, or 1%, to $32.2 million in fiscal 2024 from $32.4 million in fiscal 2023.
Executive Search EMEA general and administrative expenses increased by $2.1 million, or 14%, to $16.8 million in fiscal 2024 from $14.7 million in fiscal 2023. The increase in general and administrative expenses was primarily due to an increase in premise and office expense of $1.0 million, of which $0.4 million is related to the impairment of right-of-use assets associated with the reduction of the Company's real estate footprint. Also contributing to the increase was a foreign exchange loss of $0.2 million in fiscal 2024 compared to a foreign exchange gain of $0.4 million in fiscal 2023.
Executive Search Asia Pacific general and administrative expenses decreased by $0.9 million, or 9%, to $8.8 million in fiscal 2024 from $9.7 million in fiscal 2023.
Executive Search Latin America general and administrative expenses increased by $3.4 million, or 243%, to $4.8 million in fiscal 2024 from $1.4 million in fiscal 2023. The increase in general and administrative expenses was primarily due to a foreign exchange loss of $0.8 million in fiscal 2024 compared to a foreign exchange gain of $1.4 million in fiscal 2023.
Professional Search & Interim general and administrative expenses decreased by $6.0 million, or 20%, to $24.3 million in fiscal 2024 from $30.3 million in fiscal 2023. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense of $2.6 million and integration/acquisition costs of $2.1 million in fiscal 2024 compared to fiscal 2023 and impairment of fixed and right-of-use assets of $0.6 million incurred in fiscal 2023.

RPO general and administrative expenses decreased by $2.5 million, or 12%, to $18.8 million in fiscal 2024 from $21.3 million in fiscal 2023. The decrease in general and administrative expenses was primarily due to a foreign exchange gain of $0.1 million in fiscal 2024 compared to a foreign exchange loss of $1.2 million in fiscal 2023 and a decrease in premise and office expense of $0.9 million.
Corporate general and administrative expenses decreased by $1.3 million, or 2%, to $58.8 million in fiscal 2024 compared to $60.1 million in fiscal 2023. The decrease was primarily due to lower legal and other professional fees of $5.3 million and a decrease in integration/acquisition costs of $3.6 million, partially offset by increases in marketing and business development expenses of $4.0 million and computer license expense of $1.7 million and a decrease in foreign exchange gain of $1.8 million in fiscal 2024 compared to fiscal 2023.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to the delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense was $300.0 million in fiscal 2024, an increase of $61.5 million, or 26%, compared to $238.5 million in fiscal 2023. Professional Search & Interim accounts for $54.8 million of the increase primarily due to the Acquired Companies, which perform a significant amount of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments. The rest of the increase was from the Consulting and Digital segments due to an increase in fee revenue in the segments. Cost of services expense, as a percentage of fee revenue, was 11% and 8% in fiscal 2024 and fiscal 2023, respectively.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $78.0 million in fiscal 2024, an increase of $9.7 million, or 14%, compared to $68.3 million in fiscal 2023. The increase was primarily due to technology investments made in the current and prior year, and an increase in amortization of intangible assets due to the Acquired Companies.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented the Plan to eliminate excess capacity resulting from a challenging and uncertain macroeconomic business environment. As a result, in fiscal 2024, the Company recorded restructuring charges, net of $68.6 million. In fiscal 2023, the Company implemented a separate restructuring plan to eliminate excess capacity resulting from the challenging macroeconomic business environment impacting demand and to realign our workforce with our business needs and objectives and as a result recorded restructuring charges, net of $42.6 million.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry was $169.2 million in fiscal 2024, a decrease of $40.3 million, or 19%, compared to $209.5 million in fiscal 2023. The decrease in net income attributable to Korn Ferry was primarily due to a decrease in fee revenue combined with an increase in cost of services as a result of the Acquired Companies. Further contributing to the decrease in net income attributable to Korn Ferry was an increase in the restructuring charges, net recorded during fiscal 2024 in order to align our workforce to the challenging macroeconomic business environment. The decrease in net income was partially offset by decreases in compensation and benefits expenses, income tax provision and general and administrative expenses and an increase in other income, net due to greater gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP in fiscal 2024 compared to fiscal 2023. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 6% in fiscal 2024 compared to 7% in fiscal 2023.
Adjusted EBITDA
Adjusted EBITDA was $408.2 million in fiscal 2024, a decrease of $49.1 million, or 11%, compared to $457.3 million in fiscal 2023. The decrease in Adjusted EBITDA was driven by a decrease in fee revenue combined with an increase in cost of services, partially offset by decreases in compensation and benefits expense (excluding integration/acquisition costs), and an increase in other income driven by the increases in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plan) due to market movements in fiscal 2024 compared to fiscal 2023. Adjusted EBITDA, as a percentage of fee revenue, was 15% in fiscal 2024 compared to 16% in fiscal 2023.
Consulting Adjusted EBITDA was $114.3 million in fiscal 2024, an increase of $5.8 million, or 5%, compared to $108.5 million in fiscal 2023. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense in fiscal 2024 compared to fiscal 2023. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 16% in both fiscal 2024 and fiscal 2023.
Digital Adjusted EBITDA was $108.7 million in fiscal 2024, an increase of $11.2 million, or 11%, compared to $97.5 million in fiscal 2023. The increase in Adjusted EBITDA was mainly driven by an increase in fee revenue combined with a decrease in compensation and benefits expense, partially offset by an increase in cost of services expense in fiscal 2024 compared to fiscal 2023. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% in fiscal 2024 compared to 27% in fiscal 2023.

Executive Search North America Adjusted EBITDA decreased by $20.2 million, or 14%, to $120.7 million in fiscal 2024 compared to $140.9 million in fiscal 2023. The decrease in Adjusted EBITDA was primarily driven by a decrease in the segment fee revenue, partially offset by a decrease in compensation and benefits expense and an increase in other income driven by the increases in the value of our marketable securities (that are held in trust to satisfy obligations under our deferred compensation plan) due to market movements in fiscal 2024 compared to fiscal 2023. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 24% in fiscal 2024 compared to 25% in fiscal 2023.
Executive Search EMEA Adjusted EBITDA decreased by $5.5 million, or 18%, to $25.9 million in fiscal 2024 compared to $31.4 million in fiscal 2023. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment coupled with increases in compensation and benefits expense and general and administrative expenses (excluding impairment charges) in fiscal 2024 compared to fiscal 2023. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 14% in fiscal 2024 compared to 17% in fiscal 2023.
Executive Search Asia Pacific Adjusted EBITDA decreased by $5.3 million, or 22%, to $18.9 million in fiscal 2024 compared to $24.2 million in fiscal 2023. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense and general and administrative expenses in fiscal 2024 compared to fiscal 2023. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% in fiscal 2024 compared to 25% in fiscal 2023.
Executive Search Latin America Adjusted EBITDA decreased by $3.8 million, or 40%, to $5.6 million in fiscal 2024 compared to $9.4 million in fiscal 2023. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment and an increase in general and administrative expenses, partially offset by a decrease in compensation and benefits expense in fiscal 2024 compared to fiscal 2023. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 19% in fiscal 2024 compared to 30% in fiscal 2023.
Professional Search & Interim Adjusted EBITDA was $101.9 million in fiscal 2024, a decrease of $9.0 million, or 8%, compared to $110.9 million in fiscal 2023. The decrease in Adjusted EBITDA was mainly driven by higher cost of services expense, partially offset by higher fee revenue in the segment driven by the Acquired Companies and decreases in compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 19% in fiscal 2024 compared to 22% in fiscal 2023.
RPO Adjusted EBITDA was $40.4 million in fiscal 2024, a decrease of $12.2 million, or 23%, compared to $52.6 million in fiscal 2023. The decrease in Adjusted EBITDA was mainly driven by lower fee revenue in the segment, partially offset by decreases in compensation and benefits expense and general and administrative expenses (excluding impairment charges) in fiscal 2024 compared to fiscal 2023. RPO Adjusted EBITDA, as a percentage of fee revenue, was 11% in fiscal 2024 compared to 12% in fiscal 2023.
Other Income, Net
Other income, net was $30.7 million in fiscal 2024 compared to $5.3 million in fiscal 2023. The difference was primarily due to greater gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP in fiscal 2024 compared to fiscal 2023.
Interest Expense, Net
Interest expense, net primarily relates to our Notes issued in December 2019, borrowings under our COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $21.0 million in fiscal 2024 compared to $25.9 million in fiscal 2023. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in fiscal 2024 compared to fiscal 2023.
Income Tax Provision
The provision for income tax was $50.1 million in fiscal 2024 compared to $82.7 million in fiscal 2023. This reflects a 22.5% effective tax rate for fiscal 2024 compared to a 28.0% effective tax rate for fiscal 2023. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the lower effective tax rate in fiscal 2024 was primarily due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance. The fiscal 2023 effective tax rate was higher due to a tax expense recorded for withholding taxes that were not eligible for credit.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest was $3.4 million and $3.5 million in fiscal 2024 and fiscal 2023, respectively.

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
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of April 30, 2024, the fair value of the Notes was $380.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with Term SOFR, and (iv) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the "Revolver") and a $500.0 million delayed draw term loan facility with the delayed draw having an expiration date of June 23, 2023 (the "Delayed Draw Facility", and together with the Revolver, the "Credit Facilities"). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.5 million and $1,145.4 million available under the Credit Facilities after $4.5 million and $4.6 million of standby letters of credit have been issued as of April 30, 2024 and 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $13.2 million and $11.5 million of standby letters with other financial institutions as of April 30, 2024 and 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board of Directors approved an increase in the quarterly dividend to $0.37 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $52.5 million and $93.9 million of the Company’s stock during fiscal 2024 and fiscal 2023, respectively. As of April 30, 2024, $182.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $1,195.4 million and $1,067.9 million as of April 30, 2024 and 2023, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $606.4 million and $488.2 million at April 30, 2024 and 2023, respectively. As of April 30, 2024 and 2023, we held $393.8 million and $395.2 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of April 30, 2024 and 2023, marketable securities of $254.4 million and $223.9 million, respectively, included equity securities of $219.9 million (net of gross unrealized gains of $27.0 million and gross unrealized losses of $1.2 million) and $187.8 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $8.7 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $202.5 million and $176.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $198.6 million and $172.2 million as of April 30, 2024 and 2023, respectively. Unvested obligations under the deferred compensation plans totaled $22.4 million and $21.9 million as of April 30, 2024 and 2023, respectively.
The net increase in our working capital of $77.2 million as of April 30, 2024 compared to April 30, 2023 is primarily attributable to an increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily due to cash from operations, partially offset by payments of annual bonuses earned in fiscal 2023 and paid during the first quarter of fiscal 2024, purchase of property and equipment, dividends paid to shareholders and repurchases of common stock. Cash provided by operating activities was $284.0 million in fiscal 2024, a decrease of $59.9 million, compared to $343.9 million in fiscal 2023.
Cash used in investing activities was $53.8 million in fiscal 2024 compared to $323.5 million in fiscal 2023. The decrease in cash used in investing activities was primarily due to $254.8 million in cash paid for acquisitions in fiscal 2023 compared to no acquisition in fiscal 2024. Also contributing to a decrease in cash used in investing activities was a decrease in the purchase of property and equipment of $15.2 million and an increase of $11.9 million the amount received from our life insurance policies, partially offset by $12.1 million less in proceeds net of purchases in our marketable securities in fiscal 2024 compared to fiscal 2023.
Cash used in financing activities was $116.3 million in fiscal 2024 compared to $152.2 million in fiscal 2023. The decrease in cash used in financing activities was primarily due to decreases in repurchases of the Company's common stock and payments of tax withholdings on restricted stock of $42.3 million and $11.5 million, respectively in fiscal 2024 compared to fiscal 2023, partially offset by an increase of $21.4 million in dividends paid to shareholders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2024:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in thousands)
Operating lease commitments	15	$233,481	$43,068	$67,321	$40,043	$83,049
Finance lease commitments	15	4,056	1,580	1,960	516	—
Accrued restructuring charges	13	3,904	3,904	—	—	—
Interest payments on COLI loans (2)	11	30,295	4,501	8,999	8,379	8,416
Long-term debt	11	400,000	—	—	400,000	—
Estimated interest on long-term debt (3)	11	74,000	18,500	37,000	18,500	—
Total		$745,736	$71,553	$115,280	$467,438	$91,465
_______________________________
(1)See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $447.3 million at April 30, 2024.
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
Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2024 and 2023, we held contracts with gross cash surrender value of $295.9 million and $275.1 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $77.0 million and $77.1 million as of April 30, 2024 and 2023, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2024 and 2023, the net cash value of these policies was $219.0 million and $198.0 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $447.3 million and $444.1 million at April 30, 2024 and 2023, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2024.
Accounting Developments
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standard Board issued an amendment in accounting for contract assets and contract liabilities from contracts with customers, which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. The amendment of this standard became effective in fiscal years beginning after December 15, 2022 and is to be applied prospectively to business combinations that occur after the effective date. We adopted this guidance in our fiscal year beginning May 1, 2023 and the adoption of this guidance did not have a material impact on the consolidated financial statements.
Recent Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an amendment in accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. We will adopt this guidance in the fiscal year beginning May 1, 2024. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued an amendment in accounting update for income taxes disclosures. The new amendment provides improvements to income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendment of this update is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. We will adopt this guidance in our fiscal year beginning May 1, 2025. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2024, 2023 and 2022, we recorded foreign currency losses of $4.5 million, $2.0 million and $1.2 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Polish Zloty, Danish Krone, Swiss Franc, Swedish Krona, South African Rand, Singapore Dollar, South Korean Won, Japanese Yen, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2024, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.9 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent, our fixed income debt securities. As of April 30, 2024, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $77.0 million and $77.1 million of borrowings against the CSV of COLI contracts as of April 30, 2024 and 2023, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of April 30, 2024.
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
Item 9B. Other Information
Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended April 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included under the captions “The Board of Directors,” "Culture of Integrity and Code of Business Conduct and Ethics," "Board Committees," and, when applicable, “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.
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
Item 11. Executive Compensation
The information required by this Item will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers and Directors,” and "Assessment of Risk Related to Compensation Programs," and is incorporated herein by reference.
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules
Financial Statements.
a)The following documents are filed as part of this report:

1.	Index to Financial Statements:	Page
	See Consolidated Financial Statements included as part of this Annual Report on Form 10-K.	F-1
2.	Index to Financial Statement Schedules:
	All schedules have been omitted because the required information is included in the financial statements or notes thereto, or because it is not required.	_
3.	Index to Exhibits:
	See exhibits listed under Part (b) below.	49
b)Exhibits:

Exhibit Number	Description
2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated as of September 23, 2015, filed as Exhibit 2.1 to the Company’s Form 8-K, filed September 24, 2015.
2.2+	Letter Agreement dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Form 8-K, filed December 2, 2015.
2.3+	Letter Agreement dated April 19, 2018, by and between Korn/Ferry International and HG (Bermuda) Limited.
3.1+	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2+	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
4.2+	Description of Securities, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
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

10.15*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10.16*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.17*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed October 2, 2012.
10.18*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.19*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.20*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of January 1, 2019, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.21*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of December 4, 2019, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2020.
10.22*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 15, 2015.
10.23*+	Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.24*+	Korn Ferry Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.25*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, as of December 4, 2019, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2020.
10.26*+	Third Amendment and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.27*+	Fourth Amended and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Form 8-K, filed October 7, 2019.
10.28*+	Summary of Non-Employee Director Compensation Program Effective December 7, 2016, filed as Exhibit 10.1 to the Company’s 10-Q, filed March 10, 2017.
10.29*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors under the 2008 Stock Incentive Plan, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.30*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.31*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.32*+	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
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

10.50*+	Summary of Non-Employee Director Compensation Program as effective December 15, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2023.
10.51*+	Employment Agreement dated July 1, 2022 between the Company and Michael Distefano, filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K, filed June 28, 2023.
10.52*	Form of Performance Restricted Stock Unit Award Agreement Under the 2022 Stock Incentive Plan.
10.53*	Employment Agreement dated September 19, 2023 between the Company and Jeanne MacDonald.
19.1	Korn Ferry Insider Trading Policy effective March 2023.
21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
97.1	Korn Ferry Compensation Recoupment (Clawback) Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, had been formatted in Inline XBRL and included as Exhibit 101.
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
Date: June 28, 2024
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

Signature	Title	Date

/s/ JERRY P. LEAMON	Chairman of the Board and Director	June 28, 2024
Jerry P. Leamon
/s/ GARY D. BURNISON	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2024
Gary D. Burnison
/s/ ROBERT P. ROZEK	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2024
Robert P. Rozek

/s/ DOYLE N. BENEBY	Director	June 28, 2024
Doyle N. Beneby
/s/ LAURA M. BISHOP	Director	June 28, 2024
Laura M. Bishop
/s/ MATTHEW J. ESPE	Director	June 28, 2024
Matthew J. Espe
/s/ CHARLES L. HARRINGTON	Director	June 28, 2024
Charles L. Harrington
/s/ ANGEL R. MARTINEZ	Director	June 28, 2024
Angel R. Martinez
/s/ DEBRA J. PERRY	Director	June 28, 2024
Debra J. Perry
/s/ LORI J. ROBINSON	Director	June 28, 2024
Lori J. Robinson

KORN FERRY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2024

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2024 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2024, a copy of which is included in this Annual Report on Form 10-K.
June 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on Internal Control over Financial Reporting
We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes and our report dated June 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
June 28, 2024

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the Company) as of April 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2024 expressed an unqualified opinion thereon.
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
Los Angeles, California
June 28, 2024

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2024	2023

	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$941,005	$844,024
Marketable securities	42,742	44,837
Receivables due from clients, net of allowance for doubtful accounts of $44,192 and $44,377 at April 30, 2024 and 2023, respectively	541,014	569,601
Income taxes and other receivables	40,696	67,512
Unearned compensation	59,247	63,476
Prepaid expenses and other assets	49,456	49,219
Total current assets	1,674,160	1,638,669

Marketable securities, non-current	211,681	179,040
Property and equipment, net	161,849	161,876
Operating lease right-of-use assets, net	160,464	142,690
Cash surrender value of company-owned life insurance policies, net of loans	218,977	197,998
Deferred income taxes	133,564	102,057
Goodwill	908,376	909,491
Intangible assets, net	88,833	114,426
Unearned compensation, non-current	99,913	103,607
Investments and other assets	21,052	24,590
Total assets	$3,678,869	$3,574,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$50,112	$53,386
Income taxes payable	24,076	19,969
Compensation and benefits payable	525,466	532,934
Operating lease liability, current	36,073	45,821
Other accrued liabilities	298,792	324,150
Total current liabilities	934,519	976,260

Deferred compensation and other retirement plans	440,396	396,534
Operating lease liability, non-current	143,507	119,220
Long-term debt	396,946	396,194
Deferred tax liabilities	4,540	5,352
Other liabilities	21,636	27,879
Total liabilities	1,941,544	1,921,439

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 77,460 and 76,693 shares issued and 51,983 and 52,269 shares outstanding at April 30, 2024 and 2023, respectively	414,885	429,754
Retained earnings	1,425,844	1,311,081
Accumulated other comprehensive loss, net	(107,671)	(92,764)
Total Korn Ferry stockholders' equity	1,733,058	1,648,071
Noncontrolling interest	4,267	4,934
Total stockholders' equity	1,737,325	1,653,005
Total liabilities and stockholders' equity	$3,678,869	$3,574,444
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2024	2023	2022

	(in thousands, except per share data)
Fee revenue	$2,762,671	$2,835,408	$2,626,718
Reimbursed out-of-pocket engagement expenses	32,834	28,428	16,737
Total revenue	2,795,505	2,863,836	2,643,455

Compensation and benefits	1,844,164	1,901,203	1,741,452
General and administrative expenses	259,039	268,458	237,272
Reimbursed expenses	32,834	28,428	16,737
Cost of services	300,015	238,499	114,399
Depreciation and amortization	77,966	68,335	63,521
Restructuring charges, net	68,558	42,573	—
Total operating expenses	2,582,576	2,547,496	2,173,381

Operating income	212,929	316,340	470,074
Other income (loss), net	30,681	5,261	(11,880)
Interest expense, net	(20,968)	(25,864)	(25,293)
Income before provision for income taxes	222,642	295,737	432,901
Income tax provision	50,081	82,683	102,056
Net income	172,561	213,054	330,845
Net income attributable to noncontrolling interest	(3,407)	(3,525)	(4,485)
Net income attributable to Korn Ferry	$169,154	$209,529	$326,360

Earnings per common share attributable to Korn Ferry:
Basic	$3.25	$3.98	$6.04
Diluted	$3.23	$3.95	$5.98

Weighted-average common shares outstanding:
Basic	51,038	51,482	52,807
Diluted	51,432	51,883	53,401

Cash dividends declared per share:	$1.02	$0.60	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2024	2023	2022

	(in thousands)

Net income	$172,561	$213,054	$330,845

Other comprehensive (loss) income:
Foreign currency translation adjustments	(18,722)	(3,256)	(59,227)
Deferred compensation and pension plan adjustments, net of tax	3,989	3,420	19,096
Net unrealized gain (loss) on marketable securities, net of tax	248	144	(410)
Comprehensive income	158,076	213,362	290,304
Less: comprehensive income attributable to noncontrolling interest	(3,829)	(4,412)	(4,309)
Comprehensive income attributable to Korn Ferry	$154,247	$208,950	$285,995
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance at May 1, 2021	54,008	$583,260	$834,949	$(51,820)	$1,366,389	$2,386	$1,368,775
Net income	—	—	326,360	—	326,360	4,485	330,845
Other comprehensive loss	—	—	—	(40,365)	(40,365)	(176)	(40,541)
Dividends paid to shareholders	—	—	(26,786)	—	(26,786)	—	(26,786)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,452)	(1,452)
Purchase of stock	(1,743)	(117,301)	—	—	(117,301)	—	(117,301)
Issuance of stock	925	7,688	—	—	7,688	—	7,688
Stock-based compensation	—	28,361	—	—	28,361	—	28,361
Balance at April 30, 2022	53,190	502,008	1,134,523	(92,185)	1,544,346	5,243	1,549,589
Net income	—	—	209,529	—	209,529	3,525	213,054
Other comprehensive (loss) income	—	—	—	(579)	(579)	887	308
Dividends paid to shareholders	—	—	(32,971)	—	(32,971)	—	(32,971)
Dividends paid to noncontrolling interest	—	—	—	—	—	(4,721)	(4,721)
Purchase of stock	(2,082)	(116,139)	—	—	(116,139)	—	(116,139)
Issuance of stock	1161	8,452	—	—	8,452	—	8,452
Stock-based compensation	—	35,433	—	—	35,433	—	35,433
Balance at April 30, 2023	52,269	429,754	1,311,081	(92,764)	1,648,071	4,934	1,653,005
Net income	—	—	169,154	—	169,154	3,407	172,561
Other comprehensive (loss) income	—	—	—	(14,907)	(14,907)	422	(14,485)
Dividends paid to shareholders	—	—	(54,391)	—	(54,391)	—	(54,391)
Dividends paid to noncontrolling interest	—	—	—	—	—	(4,496)	(4,496)
Purchase of stock	(1,142)	(63,219)	—	—	(63,219)	—	(63,219)
Issuance of stock	856	9,273	—	—	9,273	—	9,273
Stock-based compensation	—	39,077	—	—	39,077	—	39,077
Balance at April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$172,561	$213,054	$330,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,966	68,335	63,521
Stock-based compensation expense	39,970	36,285	29,210
Impairment of right-of-use assets	1,629	5,471	7,392
Impairment of fixed assets	1,575	4,375	1,915
Provision for doubtful accounts	20,715	22,493	21,552
Gain on cash surrender value of life insurance policies	(8,803)	(10,576)	(5,819)
(Gain) loss on marketable securities	(29,848)	(2,874)	11,978
Deferred income taxes	(32,309)	(14,403)	(16,963)
Change in other assets and liabilities:
Deferred compensation	65,402	52,291	27,197
Receivables due from clients	7,872	33,483	(138,627)
Income taxes and other receivables	13,669	(25,615)	3,969
Prepaid expenses and other assets	(239)	(5,884)	(9,534)
Unearned compensation	7,923	11,904	(23,425)
Income taxes payable	2,617	(15,304)	12,751
Accounts payable and accrued liabilities	(54,712)	(27,821)	191,447
Other	(2,027)	(1,320)	(5,751)
Net cash provided by operating activities	283,961	343,894	501,658
Cash flows from investing activities:
Purchase of property and equipment	(55,147)	(70,382)	(49,406)
Purchase of marketable securities	(45,768)	(53,530)	(82,015)
Proceeds from sales/maturities of marketable securities	46,000	65,878	92,472
Proceeds from life insurance policies	16,272	4,376	3,382
Premium on company-owned life insurance policies	(15,185)	(15,219)	(15,218)
Cash paid for acquisitions, net of cash acquired	—	(254,750)	(133,802)
Dividends received from unconsolidated subsidiaries	—	150	255
Net cash used in investing activities	(53,828)	(323,477)	(184,332)
Cash flows from financing activities:
Dividends paid to shareholders	(54,391)	(32,971)	(26,786)
Repurchases of common stock	(53,162)	(95,463)	(96,258)
Payments of tax withholdings on restricted stock	(10,732)	(22,232)	(18,532)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	8,347	7,606	6,919
Dividends paid to noncontrolling interest	(4,496)	(4,721)	(1,452)
Principal payments on finance leases	(1,776)	(1,639)	(1,157)
Payments on life insurance policy loans	(123)	(2,760)	(178)
Net cash used in financing activities	(116,333)	(152,180)	(137,444)
Effect of exchange rate changes on cash and cash equivalents	(16,819)	(2,283)	(52,590)
Net increase (decrease) in cash and cash equivalents	96,981	(134,046)	127,292
Cash and cash equivalents at beginning of year	844,024	978,070	850,778
Cash and cash equivalents at end of the year	$941,005	$844,024	$978,070
Supplemental cash flow information:
Cash used to pay interest	$24,992	$25,409	$24,607
Cash used to pay income taxes, net of refunds	$72,124	$134,741	$107,602

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024
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
The Company services its clients with a core set of solutions that are anchored around talent and talent management – touching nearly every aspect of an employer’s engagement with their employees. Our five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. Our colleagues engage with our clients through the delivery of one of our core solutions as a point solution sale or through combining component parts of our core solutions into an integrated solution. In either case, we are helping solve our clients’ most challenging business and human capital issues.
The Company has eight reportable segments that operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance, development and people to drive sustainable growth by addressing four fundamental organizational and talent needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, and Total Rewards. The Consulting teams work across our core capabilities, architecting integrated solutions and technology products to help clients execute their strategy in a digitally enabled world.
2.Digital develops intellectual property ("IP") and science-based talent technology products that empower our clients. Our talent products and talent platform support our clients in making critical talent decisions across the continuum from talent acquisition to talent development.
3.Executive Search helps organizations recruit board level, chief executive and other C-suite/senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent brings together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine ideal organizational fit. Salary benchmarking then helps the Company to build appropriate frameworks for compensation and attraction. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level middle and upper management, and, for interim, those same levels plus senior executives. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology, Finance & Accounting roles).
5.Recruitment Process Outsourcing ("RPO") offers scalable recruitment outsourcing and project solutions leveraging a customized technology enabled service delivery platform and talent insights. The Company's scalable solutions, built on our IP, science, and data and powered by best-in-class technology and consulting expertise, enable the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
Basis of Consolidation and Presentation
The consolidated financial statements include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the Company's industry.
The Company has control of a Mexican subsidiary and consolidates the operations of this subsidiary. Noncontrolling interest, which represents the Mexican partners’ 51% interest in the Mexican subsidiary, is reflected on the Company’s consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
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
Digital fee revenue is generated from IP based software products enabling large-scale talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s product subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.
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
April 30, 2024 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2024 and 2023, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2024 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper and corporate notes/bonds as of April 30, 2024 and 2023 and also included U.S. Treasury and Agency securities as of April 30, 2024. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the consolidated statements of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During fiscal 2024, 2023 and 2022, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
▪Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of April 30, 2024 and 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Foreign Currency Forward Contracts Not Designated as Hedges
The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures primarily originating from intercompany balances due to cross border work performed in the ordinary course of business. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, the fair value of these contracts is recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded in the accompanying consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
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
During fiscal 2024, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the consolidated statements of income in general and administrative expenses. During fiscal 2024, the Company also recognized a $1.5 million software impairment in the Digital segment, which was recorded in the consolidated statements of income in general administrative expenses. During fiscal 2023, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $5.5 million and an impairment of leasehold improvements and furniture and fixtures of $4.4 million, both recorded in the consolidated statements of income in general and administrative expenses. During fiscal 2022, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $7.4 million and an impairment of leasehold improvements and furniture and fixtures of $1.9 million, both recorded in the consolidated statements of income in general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of January 31, 2024, the Company completed the annual qualitative test which did not indicate any impairment. During the fourth quarter, the Company voluntarily changed the date of the annual impairment test from January 31 to February 1. This voluntary change is preferable under the circumstances as it results in better alignment with the Company’s annual operating plan process. This voluntary change in accounting principle related to the annual impairment testing date was applied prospectively and did not delay, accelerate or avoid an impairment charge. As of February 1, 2024, the Company performed a quantitative test. As part of the quantitative impairment test, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual quantitative impairment test indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized in fiscal 2024. As of April 30, 2024, there were no indicators of potential impairment with respect to the Company's goodwill that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any impairment as of April 30, 2024, 2023 and 2022.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
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
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have not been significant and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $390.0 million, $409.4 million and $447.6 million for the years ended April 30, 2024, 2023 and 2022, respectively, included in compensation and benefits expense in the consolidated statements of income.
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
The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2024 and 2023, the Company held contracts with net CSV of

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
$219.0 million and $198.0 million, respectively. If the issuing insurance companies were to become insolvent, 80% of the net CSV would be subject to credit risk as the Company would be considered a general creditor. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.
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
Translation of Foreign Currencies
Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated using the daily exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, net. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. During fiscal 2024, 2023 and 2022, the Company recorded foreign currency losses of $4.5 million, $2.0 million and $1.2 million respectively, in general and administrative expenses in the consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities and may include commercial papers and U.S. Treasury and Agency securities, while investments include mutual funds, commercial papers, corporate notes/bonds and may include U.S. Treasury and Agency securities. Investments are diversified throughout many industries and geographic regions. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of April 30, 2024 and 2023, the Company had no other significant credit concentrations.
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
Recent Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an amendment in accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company will adopt this guidance in its fiscal year beginning May 1, 2024. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued an amendment in accounting update for income taxes disclosures. The new amendment provides improvements to income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendment of this update is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The Company will adopt this guidance in its fiscal year beginning May 1, 2025. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2024	2023	2022

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$169,154	$209,529	$326,360
Less: distributed and undistributed earnings to nonvested restricted stockholders	3,092	4,618	7,343
Basic net earnings attributable to common stockholders	166,062	204,911	319,017
Add: undistributed earnings to nonvested restricted stockholders	2,122	3,912	6,750
Less: reallocation of undistributed earnings to nonvested restricted stockholders	2,106	3,882	6,676
Diluted net earnings attributable to common stockholders	$166,078	$204,941	$319,091

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,038	51,482	52,807
Effect of dilutive securities:
Restricted stock	388	384	580
ESPP	6	17	14
Diluted weighted-average number of common shares outstanding	51,432	51,883	53,401

Net earnings per common share:
Basic earnings per share	$3.25	$3.98	$6.04
Diluted earnings per share	$3.23	$3.95	$5.98
During fiscal 2024, 2023 and 2022, restricted stock awards of 1.0 million shares, 1.2 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
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
The components of accumulated other comprehensive loss, net were as follows:

	April 30,
	2024	2023

	(in thousands)
Foreign currency translation adjustments	$(116,004)	$(96,860)
Deferred compensation and pension plan adjustments, net of taxes	8,370	4,381
Marketable securities unrealized loss, net of tax	(37)	(285)
Accumulated other comprehensive loss, net	$(107,671)	$(92,764)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Marketable Securities (2)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of May 1, 2021	$(33,666)	$(18,135)	$(19)	$(51,820)
Unrealized (losses) gains arising during the period	(59,051)	17,747	(411)	(41,715)
Reclassification of realized net losses to net income	—	1,349	1	1,350
Balance as of April 30, 2022	(92,717)	961	(429)	(92,185)
Unrealized (losses) gains arising during the period	(4,143)	3,211	144	(788)
Reclassification of realized net losses to net income	—	209	—	209
Balance as of April 30, 2023	(96,860)	4,381	(285)	(92,764)
Unrealized (losses) gains arising during the period	(19,144)	3,663	248	(15,233)
Reclassification of realized net losses to net income	—	326	—	326
Balance as of April 30, 2024	$(116,004)	$8,370	$(37)	$(107,671)
_______________________________
(1)The tax effects on unrealized gains were $1.3 million, $1.1 million and $6.0 million as of April 30, 2024, 2023 and 2022, respectively. The tax effects on reclassifications of realized net losses were $0.1 million, $0.1 million and $0.5 million as of April 30, 2024, 2023 and 2022, respectively.
(2)The tax effects on unrealized gains (losses) were $0.1 million, $0.1 million and $(0.1) million as of April 30, 2024, 2023 and 2022, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Restricted stock	$39,077	$35,433	$28,361
ESPP	893	852	849
Total stock-based compensation expense	$39,970	$36,285	$29,210
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
Restricted stock activity is summarized below:

	April 30,
	2024		2023		2022
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, beginning of year	2,063	$50.12	1,980	$40.32	2,370	$34.34
Granted	854	$51.32	1,143	$49.12	483	$65.05
Vested	(682)	$40.09	(1,006)	$37.72	(821)	$43.76
Forfeited	(261)	$52.22	(54)	$52.58	(52)	$34.30
Non-vested, end of year	1,974	$53.83	2,063	$50.12	1,980	$40.32
As of April 30, 2024, there were 0.7 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $18.9 million.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
As of April 30, 2024, there was $61.0 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. During fiscal 2024 and 2023, 212,204 shares and 372,556 shares of restricted stock totaling $10.7 million and $22.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company's 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company's stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company's common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. During fiscal 2024, 2023, and 2022, employees purchased 173,671 shares at an average price of $48.06 per share, 154,720 shares at an average price of $49.16 per share and 103,826 shares at an average price of $66.64 per share, respectively. As of April 30, 2024, the ESPP had approximately 1.6 million shares remaining available for future issuance.
Common Stock
During fiscal 2024, 2023 and 2022, the Company repurchased (on the open market or privately negotiated transactions) 930,000 shares of the Company’s common stock for $52.5 million, 1,709,867 shares for $93.9 million and 1,470,983 shares for $98.8 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2024 and 2023:

	April 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$16,873	$1	$(19)	$16,855	$3,932	$12,923	$—	$—
Corporate notes/bonds	17,322	3	(27)	17,298	—	10,050	7,248	—
U.S. Treasury and Agency Securities	4,355	—	(9)	4,346	—	2,441	1,905	—
Total debt investments	$38,550	$4	$(55)	$38,499	$3,932	$25,414	$9,153	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$219,856	$—	$17,328	$202,528	$—
Total equity investments				$219,856	$—	$17,328	$202,528	$—
Cash				$790,938	$790,938	$—	$—	$—
Money market funds				146,135	146,135	—	—	—
Level 2:
Foreign currency forward contracts				(427)	—	—	—	(427)
Total				$1,195,001	$941,005	$42,742	$211,681	$(427)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)

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
_______________________________
(1)These investments are held in trust for settlement of the Company’s vested obligations of $198.6 million and $172.2 million as of April 30, 2024 and 2023, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $22.4 million and $21.9 million as of April 30, 2024 and 2023, respectively. During fiscal 2024 and 2023, the fair value of the investments increased; therefore, the Company recognized income of $29.8 million and $2.9 million, respectively, which was recorded in other income (loss), net. During fiscal 2022, the fair value of the investments decreased; therefore, the Company recognized a loss of $12.0 million which was recorded in other income (loss), net.
Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2024 and 2023 marketable securities classified as available-for-sale consisted of commercial paper and corporate notes/bonds, and also included U.S. Treasury and Agency securities as of April 30, 2024, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2024, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 23 months. During fiscal 2024, 2023 and 2022, there were $38.1 million, $58.6 million and $79.3 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2024 and 2023, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of April 30, 2024 was $25.1 million, while unrealized losses that relate to equity securities held as of April 30, 2023, and 2022 were $3.8 million and $27.3 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2024	2023

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$979	$2,813
Derivative liabilities:
Foreign currency forward contracts	$1,406	$680
As of April 30, 2024, the total notional amounts of the forward contracts purchased and sold were $82.9 million and $34.0 million, respectively. As of April 30, 2023, the total notional amounts of the forward contracts purchased and sold were $112.7 million and $41.1 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2024 and 2023, the Company incurred gains of $0.6 million and $2.1 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. During fiscal 2022, the Company incurred losses of $0.2 million, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency gains/losses offset foreign currency losses/gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2024	2023

	(in thousands)
Deferred compensation and pension plans	$262,403	$227,255
Medical and Life Insurance plan	4,227	4,838
International retirement plans	12,606	13,617
Executive Capital Accumulation Plan	204,537	178,043
Total benefit obligation	483,773	423,753
Less: current portion of benefit obligation (1)	(43,377)	(27,219)
Non-current benefit obligation	$440,396	$396,534
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
April 30, 2024 (continued)
In conjunction with the acquisition of Hay Group, the Company acquired multiple pension and savings plans covering certain of its employees worldwide. Among these plans is a defined benefit pension plan for certain employees in the U.S. The assets of this plan are held separately from the assets of the sponsors in self-administered funds.
On July 8, 2016, the Company established the LTPU Plan in order to promote the success of the Company by providing a select group of management and highly compensated employees with nonqualified supplemental retirement benefits as an additional means to attract, motivate and retain such employees. A unit award has a base value of either $25,000 or $50,000 for the purpose of determining the payment that would be made upon early termination for a partially vested unit award. The units vest 25% on each anniversary date with the unit becoming fully vested on the fourth anniversary of the grant date, subject to the participant’s continued service as of each anniversary date. Each vested unit award will pay out an annual benefit of either $10,000, $12,500 or $25,000 for each of five years commencing on the seventh anniversary of the grant date.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Deferred Compensation and Pension Plans
The following tables reconcile the benefit obligation for the deferred compensation and pension plans:

	Year Ended April 30,
	2024	2023

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$246,340	$211,598
Service cost	43,879	40,843
Interest cost	13,447	9,511
Actuarial gain	(5,001)	(6,083)
Administrative expenses paid	(240)	(168)
Benefits paid from plan assets	(1,988)	(1,901)
Benefits paid from cash	(15,511)	(7,460)
Benefit obligation, end of year	280,926	246,340

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	19,085	21,990
Actual return on plan assets	795	(836)
Benefits paid from plan assets	(1,988)	(1,901)
Administrative expenses paid	(240)	(168)
Employer contributions	871	—
Fair value of plan assets, end of year	18,523	19,085

Funded status and balance, end of year (1)	$(262,403)	$(227,255)

Current liability	$26,093	$15,447
Non-current liability	236,310	211,808
Total liability	$262,403	$227,255

Plan Assets - weighted-average asset allocation:
Debt securities	47%	44%
Equity securities	51%	52%
Other	2%	4%
Total	100%	100%
_______________________________
(1)The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As the COLI contracts are held in trust and are not separated from our general corporate assets, they are not included in the funded status. As of April 30, 2024 and 2023, the Company held contracts with gross CSV of $295.9 million and $275.1 million, offset by outstanding policy loans of $77.0 million and $77.1 million, respectively.
The pension obligation in fiscal 2024 increased compared to fiscal 2023 due to the ongoing accruals for the LTPU Plan for additional awards issued in fiscal 2024. Additionally, the actual return on plan assets was lower than the expected return and this caused our funded position to decrease. The increase in pension benefit obligations was partially offset by the actuarial

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
gain which was primarily due to an increase in discount rates. The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2024 and 2023:

	Level 1	Level 2	Level 3	Total

	(in thousands)
April 30, 2024:
Mutual funds	$—	$18,033	$—	$18,033
Money market funds	490	—	—	490
Total	$490	$18,033	$—	$18,523

April 30, 2023:
Mutual funds	$—	$18,350	$—	$18,350
Money market funds	735	—	—	735
Total	$735	$18,350	$—	$19,085
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
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Service cost	$43,879	$40,843	$37,952
Interest cost	13,447	9,511	4,028
Amortization of actuarial loss	818	945	2,170
Net prior service credit amortization	(97)	(97)	(97)
Expected return on plan assets	(1,088)	(1,156)	(1,554)
Net periodic benefit cost (1)	$56,959	$50,046	$42,499
_______________________________
(1)The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.
The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2024	2023	2022
Discount rate, beginning of year	4.77%	4.08%	2.17%
Discount rate, end of year	5.55%	4.77%	4.08%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.00%	6.00%	5.50%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2025	$28,881
2026	39,226
2027	48,208
2028	56,045
2029	65,123
2030-2034	286,973
Medical and Life Insurance Plan
In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 101 retired participants. The medical and life insurance benefit plan is closed to new entrants and is unfunded.
The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2024	2023

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,838	$5,365
Interest cost	217	195
Actuarial gain	(321)	(93)
Benefits paid	(507)	(629)
Benefit obligation, end of year	$4,227	$4,838

Current liability	$535	$563
Non-current liability	3,692	4,275
Total liability	$4,227	$4,838
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Service cost	$—	$—	$—
Interest cost	217	195	110
Net prior service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	(83)	(74)	—
Net periodic benefit cost (1)	$(174)	$(187)	$(198)
_______________________________
(1)The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2024	2023	2022
Discount rate, beginning of year	4.85%	4.25%	2.54%
Discount rate, end of year	5.62%	4.85%	4.25%
Healthcare care cost trend rate	6.50%	6.50%	6.00%
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2025	$551
2026	523
2027	483
2028	446
2029	419
2030-2034	1,719
International Retirement Plans
The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 25 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2024 and 2023 is $12.6 million for 3,752 participants and $13.6 million for 4,058 participants, respectively. The Company’s contribution to these plans was $17.2 million and $16.4 million in fiscal 2024 and 2023, respectively.
Executive Capital Accumulation Plan
The Company’s ECAP is intended to provide certain employees an opportunity to defer their salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a five-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one-to-15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.
The Company issued ECAP awards during fiscal 2024, 2023 and 2022 of $7.1 million, $6.5 million and $7.5 million, respectively.
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2024 and 2023, the deferred compensation liability increased; therefore, the Company recognized a compensation expense of $29.5 million and $3.5 million, respectively. Offsetting the increase in compensation and benefits expense in fiscal 2024 and 2023 was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $29.8 million and $2.9 million in fiscal 2024 and 2023, respectively, recorded in other income (loss), net on the consolidated statements of income. During fiscal 2022, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $10.6 million. Offsetting the decrease in compensation and benefits expense in fiscal 2022 was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.0 million in fiscal 2022, recorded in other income (loss), net on the consolidated statement of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Changes in ECAP liability were as follows:

	Year Ended April 30,
	2024	2023

	(in thousands)
Balance, beginning of year	$178,043	$166,723
Employee contributions	11,844	17,046
Amortization of employer contributions	7,017	5,886
Gain on investment	29,492	3,464
Employee distributions	(21,668)	(14,306)
Exchange rate fluctuations	(191)	(770)
Balance, end of year	204,537	178,043
Less: current portion	(16,749)	(11,209)
Non-current portion	$187,788	$166,834
As of April 30, 2024 and 2023, the unamortized portion of the Company contributions to the ECAP was $16.4 million and $16.1 million, respectively.
Defined Contribution Plan
The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. Beginning in fiscal 2022, the Company began to match 10% of the employee contributions each pay period up to the IRS limit (excluding catch-up contributions) and then making an additional discretionary match after the fiscal year. The Company made $3.5 million in matching contributions during fiscal 2024. In addition, the Company intends to make an additional matching contribution relating to fiscal 2024 of $3.2 million in fiscal 2025, which are accrued in compensation and benefits payable on the consolidated balance sheet. The Company made $3.5 million matching contributions during fiscal 2023 and an additional $3.1 million matching contribution in fiscal 2024 related to contributions made by employees in fiscal 2023. The Company made $2.1 million matching contributions during fiscal 2022 and an additional $2.7 million matching contribution in fiscal 2023 related to contributions made by employees in fiscal 2022.
Company Owned Life Insurance
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $295.9 million and $275.1 million as of April 30, 2024 and 2023, respectively, is offset by outstanding policy loans of $77.0 million and $77.1 million in the accompanying consolidated balance sheets as of April 30, 2024 and 2023, respectively. Total death benefits payable, net of loans under COLI contracts, were $447.3 million and $444.1 million at April 30, 2024 and 2023, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV of the underlying COLI investments increased by $8.8 million, $10.6 million and $5.8 million during fiscal 2024, 2023 and 2022, respectively, recorded as a decrease in compensation and benefits expense. Certain of the policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2024, COLI contracts with a net CSV of $190.2 million and death benefits, net of loans, of $392.5 million were held in trust for these purposes.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
The following table outlines the Company’s contract asset and liability balances as of April 30, 2024 and 2023:

	April 30,
	2024	2023

	(in thousands)
Contract assets-unbilled receivables	$116,368	$99,442
Contract liabilities-deferred revenue	$240,958	$257,067
During fiscal 2024, 2023, and 2022 we recognized revenue of $195.2 million, $181.7 million and $131.3 million, respectively, that were included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of April 30, 2024, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,013.8 million. Of the $1,013.8 million of remaining performance obligations, the Company expects to recognize approximately $545.8 million in fiscal 2025, $288.3 million in fiscal 2026, $131.6 million in fiscal 2027 and the remaining $48.1 million in fiscal 2028 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 12—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Year Ended April 30,
	2024		2023		2022
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$813,919	29.5%	$805,241	28.4%	$688,902	26.2%
Financial Services	491,761	17.8	494,299	17.4	475,326	18.1
Life Sciences/Healthcare	485,321	17.6	522,372	18.4	501,463	19.1
Technology	404,569	14.6	483,787	17.1	456,498	17.4
Consumer Goods	382,175	13.8	386,409	13.6	372,720	14.2
Education/Non–Profit/General	184,926	6.7	143,300	5.1	131,809	5.0
Fee Revenue	$2,762,671	100.0%	$2,835,408	100.0%	$2,626,718	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at May 1, 2021	$29,324
Provision for credit losses	21,552
Write-offs	(14,052)
Recoveries of amounts previously written off	702
Foreign currency translation	(1,142)
Balance at April 30, 2022	36,384
Provision for credit losses	22,493
Write-offs	(15,806)
Recoveries of amounts previously written off	585
Foreign currency translation	721
Balance at April 30, 2023	44,377
Provision for credit losses	20,715
Write-offs	(20,856)
Recoveries of amounts previously written off	454
Foreign currency translation	(498)
Balance at April 30, 2024	$44,192
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of April 30, 2024 and 2023, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-Current

	(in thousands)
Balance at April 30, 2023
Commercial paper	$8,229	$26	$3,492	$4	$—	$11,721	$—
Corporate notes/bonds	$9,581	$123	$13,815	$232	$—	$20,489	$2,907
Balance at April 30, 2024
Commercial paper	$11,040	$19	$—	$—	$3,932	$7,108	$—
Corporate notes/bonds	$11,022	$26	$1,999	$1	$—	$9,050	$3,971
U.S. Treasury and Agency Securities	$4,346	$9	$—	$—	$—	$2,441	$1,905
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the creditworthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
9. Income Taxes
Income from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,

	2024	2023	2022
	(in thousands)
Domestic	$70,716	$136,269	$184,877
Foreign	151,926	159,468	248,024
Income before provision for income taxes	$222,642	$295,737	$432,901
The provision for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Current income taxes:
Federal	$31,466	$39,188	$43,993
State	10,071	15,879	15,962
Foreign	40,853	42,019	59,064
Current provision for income taxes	82,390	97,086	119,019
Deferred income taxes:
Federal	(15,693)	(13,228)	(13,858)
State	(2,904)	(5,723)	(3,936)
Foreign	(13,712)	4,548	831
Deferred benefit for income taxes	(32,309)	(14,403)	(16,963)
Total provision for income taxes	$50,081	$82,683	$102,056
The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal effect	2.8	2.8	2.5
Foreign tax rates differential	4.0	4.0	2.5
Non-deductible officer's compensation	1.9	1.0	0.7
Change in valuation allowance	(5.8)	0.3	(0.7)
Change in uncertain tax positions	1.1	0.1	0.3
Foreign-derived intangible income deduction	(1.2)	(1.0)	(0.7)
Repatriation of earnings of foreign subsidiaries	1.4	1.2	0.4
R&D tax credit	(1.5)	(0.6)	(1.3)
Other	(1.2)	(0.8)	(1.1)
Effective income tax rate	22.5%	28.0%	23.6%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Components of deferred tax assets and liabilities were as follows:

	April 30,
	2024	2023

	(in thousands)
Deferred tax assets:
Deferred compensation	$136,722	$120,361
Operating lease liability	22,693	26,952
Loss carryforwards	28,542	28,707
Reserves and accruals	20,398	21,140
Allowance for doubtful accounts	7,169	7,272
Deferred revenue	7,086	6,436
Gross deferred tax assets	222,610	210,868
Deferred tax liabilities:
Operating lease, right-of-use, assets	(19,316)	(22,056)
Intangibles and goodwill	(24,697)	(26,310)
Property and equipment	(12,567)	(15,953)
Prepaid expenses	(16,172)	(20,037)
Unrealized gain on marketable securities	(6,164)	(402)
Other	(2,158)	(4,179)
Gross deferred tax liabilities	(81,074)	(88,937)
Valuation allowances	(12,512)	(25,226)
Net deferred tax asset	$129,024	$96,705
Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management believes uncertainty exists regarding the realizability of certain deferred tax assets and has, therefore, established a valuation allowance offsetting deferred tax assets that are not more-likely-than-not to be realized. Realization of the deferred tax asset is dependent on the Company generating enough taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more-likely-than-not that the net deferred tax assets will be realized. In fiscal 2024, the Company’s valuation allowance decreased by $12.7 million primarily due to (i) the release of a $9.7 million valuation allowance in the third quarter as a result of actions taken in connection with the global minimum tax, and (ii) other releases of valuation allowances against deferred tax assets, primarily net operating loss carryforwards, in certain foreign jurisdictions that were now more-likely-than-not to be realized. The global minimum tax, which is also known as Pilar Two under the Organization for Economic Cooperation and Development framework on Base Erosion and Profit Shifting, is first applicable to Korn Ferry in fiscal 2025. In fiscal 2023 and 2022, the Company’s valuation allowance increased by $1.2 million and decreased by $1.1 million, respectively, primarily due to changes in deferred tax asset balances, including net operating loss carryforwards in certain foreign jurisdictions that were not more-likely-than-not to be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.
As of April 30, 2024, the Company had U.S. federal net operating loss carryforwards of $4.3 million, which if unutilized, will begin to expire in fiscal 2036. The Company has state net operating loss carryforwards of $41.5 million, which, if unutilized, will begin to expire in fiscal 2025. The Company also has foreign net operating loss carryforwards of $103.3 million, which, if unutilized, will begin to expire in fiscal 2025.
The Company continues to consider approximately $795.1 million of undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and accordingly, have provided no state, local or foreign withholding income taxes on such earnings. While the Company does not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs, it reviews cash positions regularly and, to the extent that it is determined that all or a portion of foreign earnings are not indefinitely reinvested, the Company will provide additional state, local and foreign withholding income taxes. Under current U.S. federal tax law, the Company does not expect to incur a U.S. federal income tax liability on the undistributed earnings in the event they are repatriated to the United States.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
The Company elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).
The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. Currently, income tax returns of the Company’s subsidiaries are under audit in Germany, Saudi Arabia, Switzerland, Japan, India, United Kingdom and United States. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2018 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).
Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2024, the Company had a liability of $14.0 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Unrecognized tax benefits, beginning of year	$10,566	$10,682	$9,954
Additions based on tax positions related to the current year	1,573	1,257	456
Additions based on tax positions related to prior years	2,208	28	272
Settlement with tax authority	—	(545)	—
Lapse of applicable statute of limitations	(324)	(856)	—
Unrecognized tax benefits, end of year	$14,023	$10,566	$10,682
The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $5.0 million.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $2.1 million, $1.8 million and $1.4 million for interest related to unrecognized tax benefits as of April 30, 2024, 2023 and 2022 respectively. The Company had an accrual of $0.2 million and $0.5 million as of April 30, 2024 and 2023, respectively, for penalties related to unrecognized tax benefits. The Company recognized tax expense $0.4 million and $0.4 million for interest and penalties related to unrecognized tax benefits during fiscal 2023 and 2022, respectively. The Company did not recognize a tax expense for interest and penalties related to unrecognized tax benefits during fiscal 2024.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
10. Property and Equipment, Net
Property and equipment include the following:

	April 30,
	2024	2023

	(in thousands)
Computer equipment and software (1)	$425,012	$383,701
Leasehold improvements	71,468	73,980
Furniture and fixtures	36,962	37,844
Automobiles	3,377	3,346
	536,819	498,871
Less: accumulated depreciation and amortization	(374,970)	(336,995)
Property and equipment, net	$161,849	$161,876
_______________________________
(1)Depreciation expense for capitalized software was $36.5 million, $29.3 million and $28.0 million during fiscal 2024, 2023 and 2022, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $127.3 million and $121.9 million as of April 30, 2024 and 2023, respectively.
Depreciation expense for property and equipment was $52.4 million, $44.6 million and $43.2 million during fiscal 2024, 2023 and 2022, respectively.
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
The Notes allow the Company to pay $25 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of April 30, 2024. As of April 30, 2024 and 2023, the fair value of the Notes was $380.5 million and $381.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2024	April 30, 2023
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(3,054)	(3,806)
Long-term borrowings, net of unamortized discount and debt issuance costs	$396,946	$396,194
Credit Facilities
On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent, to, among other things, (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) provide for a new delayed draw term loan facility as described below, (iii) replace the London interbank offered rate with forward-looking Secured Overnight Financing Rate (" SOFR") term rate (“Term SOFR”) as described below, and (iv) replace the existing financial covenants with the financial covenant described below. The Amended Credit Agreement provides for five-year senior secured credit facilities in an aggregate amount of $1,150.0 million comprised of a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”, and together with the Revolver, the “Credit Facilities”). The Delayed Draw Facility expired on June 24, 2023. The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.
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
As of April 30, 2024 and 2023, there was no outstanding liability under the Credit Facilities. The unamortized debt issuance costs associated with the Amended Credit Agreement was $3.2 million and $4.2 million as of April 30, 2024 and 2023, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of April 30, 2024, the Company was in compliance with its debt covenants.
The Company has a total of $645.5 million and $1,145.4 million available under the Credit Facilities as of April 30, 2024 and 2023, respectively, after $4.5 million and $4.6 million of standby letters of credit were issued as of April 30, 2024 and 2023, respectively. Of the amount available under the Credit Facilities as of April 30, 2023, $500.0 million was under the Delayed Draw Facility that expired on June 24, 2023. The Company had a total of $13.2 million and $11.5 million of standby letters with other financial institutions as of April 30, 2024 and 2023, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
The Company has outstanding borrowings against the CSV of COLI contracts of $77.0 million and $77.1 million at April 30, 2024 and 2023, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
12. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific, Executive Search Latin America, Professional Search & Interim and RPO.
The Company’s eight reportable segments operate through the following five lines of business:
1.Consulting aligns organizational structure, culture, performance, development, and people to drive sustainable growth by addressing four fundamental organizational and talent needs: Organizational Strategy, Assessment and Succession, Leadership and Professional Development and Total Rewards. The Consulting teams work across our core capabilities, architecting integrated solutions and technology products to help clients execute their strategy in a digitally enabled world.
2.Digital develops IP and science-based talent technology products that empower our clients. Our talent products and talent platform support our clients in making critical talent decisions across the continuum from talent acquisition to talent development.
3.Executive Search helps organizations recruit board level, chief executive and other C-suite/senior executive and general management talent to deliver lasting impact. The Company’s approach to placing talent brings together research-based IP, proprietary assessments and behavioral interviewing with practical experience to determine the ideal organizational fit. Salary benchmarking then helps the Company build appropriate frameworks for compensation and attraction. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search EMEA, Executive Search Asia Pacific and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level middle and upper management, and, for interim, those same levels plus senior executives. The Company helps clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology Finance & Accounting and HR roles).
5.RPO offers scalable recruitment outsourcing and projects solutions leveraging a customized technology enabled service delivery platform and talent insights. The Company's scalable solutions, built on our IP, science, and data and powered by best-in-class technology and consulting expertise, enables the Company to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.
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
The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker ("CODM") review of 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Financial highlights are as follow:

	Year Ended April 30,
	2024	2023	2022

	Consolidated
	(in thousands)
Fee revenue	$2,762,671	$2,835,408	$2,626,718
Total revenue	$2,795,505	$2,863,836	$2,643,455

Net income attributable to Korn Ferry	$169,154	$209,529	$326,360
Net income attributable to noncontrolling interest	3,407	3,525	4,485
Other (income) loss, net	(30,681)	(5,261)	11,880
Interest expense, net	20,968	25,864	25,293
Income tax provision	50,081	82,683	102,056
Operating income	212,929	316,340	470,074
Depreciation and amortization	77,966	68,335	63,521
Other income (loss), net	30,681	5,261	(11,880)
Integration/acquisition costs	14,866	14,922	7,906
Impairment of fixed assets	1,575	4,375	1,915
Impairment of right-of-use assets	1,629	5,471	7,392
Restructuring charges, net	68,558	42,573	—
Adjusted EBITDA(1)	$408,204	$457,277	$538,928
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.
Financial highlights by reportable segments are as follows:

	Year Ended April 30, 2024
	Fee revenue	Total revenue	Adjusted EBITDA(1)

	(in thousands)
Consulting	$695,007	$706,805	$114,260
Digital	366,699	366,924	108,669
Executive Search:
North America	506,927	513,545	120,710
EMEA	184,516	185,552	25,902
Asia Pacific	85,863	86,273	18,923
Latin America	28,937	28,956	5,571
Professional Search & Interim	540,615	544,453	101,868
RPO	354,107	362,997	40,399
Corporate	—	—	(128,098)
Consolidated	$2,762,671	$2,795,505	$408,204
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)

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
______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes integration/acquisition costs, impairment of fixed assets and impairment of right-of-use assets, and restructuring charges, net.

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
_______________________________
(1)Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization and further excludes, integration/acquisition costs, impairment of fixed assets and impairment of right of-use assets.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Fee revenue attributed to an individual customer or country, other than the U.S. in fiscal year 2024, 2023 and 2022, did not account for more than 10% of the total fee revenue in those fiscal years. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
U.S.	$1,507,819	$1,568,119	$1,348,377
Other countries	1,254,852	1,267,289	1,278,341
Total fee revenue	$2,762,671	$2,835,408	$2,626,718
Other than the U.S. and United Kingdom in fiscal 2024, and the U.S. in fiscal 2023 and 2022, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
U.S.(1)	$175,691	$186,220	$185,228
United Kingdom	64,280	22,893	26,711
Other countries	82,342	95,453	93,967
Total long-lived assets	$322,313	$304,566	$305,906
_______________________________
(1)Includes Corporate long-lived assets
13. Restructuring Charges, Net
In fiscal 2024, in light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates and global economic and geopolitical uncertainty, on October 23, 2023, the Company initiated a plan (the “Plan”) intended to align its workforce with its current business realities through position eliminations. Due to the implementation of the Plan, the Company recorded restructuring charges of $68.6 million during fiscal 2024 across all lines of business related to severance for positions that were eliminated.
In fiscal 2023, in light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company implemented a separate restructuring plan intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there is excess capacity. Due to the implementation of the plan, the Company recorded restructuring charges of $42.6 million during fiscal 2023 across all lines of business related to severance for positions that were eliminated. There were no restructuring charges in fiscal 2022.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of May 1, 2021	$6,985
Reductions for cash payments	(4,829)
Exchange rate fluctuations	(654)
As of April 30, 2022	1,502
Restructuring charges, net	42,573
Reductions for cash payments	(24,485)
Non-cash payments	(10,827)
Exchange rate fluctuations	(759)
As of April 30, 2023	8,004
Restructuring charges, net	68,558
Reductions for cash payments	(57,636)
Non-cash payments	(15,421)
Exchange rate fluctuations	399
As of April 30, 2024	$3,904
As of April 30, 2024 and 2023, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets.
Restructuring charges incurred by segment were as follows:

	Year Ended April 30
	2024	2023	2022

	(in thousands)
Consulting	$18,871	$11,613	$—
Digital	9,469	2,856	—
Executive Search:
North America	8,825	4,515	—
EMEA	17,265	12,732	—
Asia Pacific	1,963	2,129	—
Latin America	110	697	—
Professional Search & Interim	3,778	4,835	—
RPO	7,885	3,097	—
Corporate	392	99	—
Consolidated	$68,558	$42,573	$—

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
14. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by reportable segment were as follows:

	Consulting	Digital	Executive Search			Professional Search & Interim	RPO	Consolidated
			North America	EMEA	Asia Pacific

	(in thousands)
Balance as of May 1, 2022	$172,970	$325,354	$47,564	$46,572	$972	$69,856	$62,304	$725,592
Additions (1)	—	—	—	—	—	184,519	—	184,519
Exchange rate fluctuations	123	204	(1,327)	(171)	—	291	260	(620)
Balance as of April 30, 2023	173,093	325,558	46,237	46,401	972	254,666	62,564	909,491
Exchange rate fluctuations	(99)	(171)	(83)	(155)	—	(321)	(286)	(1,115)
Balance as of April 30, 2024	$172,994	$325,387	$46,154	$46,246	$972	$254,345	$62,278	$908,376
_______________________________
(1)Additions to goodwill in fiscal 2023 were due to $68.3 million and $116.2 million from the acquisitions of Infinity Consulting Solutions ("ICS") and Salo LLC ("Salo"), respectively.
Tax deductible goodwill from acquisitions were as follows:

	April 30,
	2024	2023

	(in thousands)
PIVOT Leadership	$4,497	$5,182
Miller Heiman	14,852	16,266
ICS	60,339	64,893
Salo	106,526	114,274
Total tax deductible goodwill from acquisitions	$186,214	$200,615
Intangible assets include the following:

	April 30, 2024			April 30, 2023

	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$192,099	$(121,977)	$70,122	$192,099	$(104,429)	$87,670
Intellectual property	69,100	(52,804)	16,296	69,100	(47,187)	21,913
Trademarks	12,086	(9,549)	2,537	12,086	(7,123)	4,963
Proprietary databases	4,256	(4,256)	—	4,256	(4,256)	—
Non-compete agreements	910	(910)	—	910	(910)	—
Total (1)	$278,451	$(189,496)	88,955	$278,451	$(163,905)	114,546
Exchange rate fluctuations			(122)			(120)
Total Intangible assets			$88,833			$114,426
_______________________________
(1)In fiscal 2024 there were no intangible assets additions. In fiscal 2023 there were intangible assets additions of $16.4 million and $32.0 million from the acquisitions of ICS and Salo, respectively.
Acquisition-related intangible assets acquired in fiscal 2023 consists of customer relationships and tradenames of $45.3 million and $3.1 million, respectively, with weighted-average useful lives from the date of purchase of seven years and two years, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Amortization expense for amortized intangible assets was $25.6 million, $23.7 million and $20.3 million during fiscal 2024, 2023 and 2022, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2025	$24,262
2026	22,859
2027	17,106
2028	10,080
2029	9,276
Thereafter	5,250
$88,833
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
Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to thirteen years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to five years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.
During fiscal 2024, 2023 and 2022, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million, $5.5 million and $7.4 million, respectively, in the consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
The components of lease expense were as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Finance lease cost
Amortization of ROU assets	$1,605	$1,479	$1,065
Interest on lease liabilities	212	190	84
	1,817	1,669	1,149
Operating lease cost	46,956	48,901	53,092
Short-term lease cost	876	833	966
Variable lease cost	13,324	11,157	10,986
Lease impairment cost	1,629	5,471	7,392
Sublease income	(4,359)	(3,420)	(1,119)
Total lease cost	$60,243	$64,611	$72,466
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2024	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,879	$63,496	$62,996
Financing cash flows from finance leases	$1,776	$1,639	$1,157

ROU assets obtained in exchange for lease obligations:
Operating leases	$60,279	$19,015	$49,235
Finance leases	$906	$3,123	$1,586

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
Supplemental balance sheet information related to leases was as follows:

	Year Ended April 30,
	2024	2023

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,017	$7,103
Accumulated depreciation	(3,377)	(2,741)
Property and equipment, net	$3,640	$4,362

Other accrued liabilities	$1,416	$1,372
Other liabilities	2,324	3,053
Total finance lease liabilities	$3,740	$4,425

Weighted average remaining lease terms:
Operating leases	7.1 years	4.5 years
Finance leases	3.1 years	3.8 years

Weighted average discount rate:
Operating leases	5.9%	4.5%
Finance leases	5.5%	4.7%
Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2025	$43,068	$1,580
2026	38,239	1,209
2027	29,082	751
2028	22,235	504
2029	17,808	12
Thereafter	83,049	—
Total lease payments	233,481	4,056
Less: imputed interest	53,901	316
Total	$179,580	$3,740

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
16. Acquisition
The following table provides a summary of the net assets acquired in the periods indicated (no acquisitions were completed in fiscal 2024).

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
(2)On February 1, 2023, the Company completed its acquisition of Salo for $155.4 million, net of cash acquired. Salo was a leading provider of finance, accounting and HR interim talent, with a strong focus on serving organizations in healthcare, among other industries. Actual results of operations of Salo are included in the Company's consolidated financial statements from February 1, 2023, the effective date of the acquisition.
On August 1, 2022, the Company completed its acquisition of ICS for $99.3 million, net of cash acquired. ICS contributed interim professional placement offerings and expertise that are highly relevant for the new world of work where more workplaces are hybrid or virtual. ICS was a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and human resources. Actual results of operations of ICS are included in the Company's consolidated financial statements from August 1, 2022, the effective date of the acquisition.
(3)On April 1, 2022, the Company completed its acquisition of Patina for $42.9 million, net of cash acquired. Patina brought the Company interim executive solutions expertise across multiple industry verticals as well as offers ideal solutions for today’s nomadic labor market. Patina’s vast network of C-suite, top-tier, and professional interim talent spanned functional areas of expertise such as finance, operations, legal, human resources, IT and more. Actual results of operations of Patina are included in the Company’s consolidated financial statement from April 1, 2022, the effective date of the acquisition.
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
For each acquisition, the aggregate purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances become available, not to exceed 12 months. As of April 30, 2024, the measurement period has ended and no adjustments were made during the period.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024 (continued)
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
18. Subsequent Event
Quarterly Dividend Declaration
On June 12, 2024, the Board of Directors of the Company approved an increase in the Company's quarterly dividend policy to $0.37 per share and declared a cash dividend of $0.37 per share with a payment date of July 31, 2024 to holders of the Company’s common stock of record at the close of business on July 3, 2024. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.