Form 10-Q
period 2024-07-31
KORN FERRY
filed 2024-09-06
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 3, 2024 was 52,010,644 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024	April 30, 2024
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$633,376	$941,005
Marketable securities	40,626	42,742
Receivables due from clients, net of allowance for doubtful accounts of $46,714 and $44,192 at July 31, 2024 and April 30, 2024, respectively	573,019	541,014
Income taxes and other receivables	49,606	40,696
Unearned compensation	62,375	59,247
Prepaid expenses and other assets	56,479	49,456
Total current assets	1,415,481	1,674,160

Marketable securities, non-current	231,195	211,681
Property and equipment, net	159,522	161,849
Operating lease right-of-use assets, net	155,881	160,464
Cash surrender value of company-owned life insurance policies, net of loans	234,725	218,977
Deferred income taxes	124,180	133,564
Goodwill	908,485	908,376
Intangible assets, net	82,606	88,833
Unearned compensation, non-current	113,171	99,913
Investments and other assets	22,323	21,052
Total assets	$3,447,569	$3,678,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$49,611	$50,112
Income taxes payable	23,775	24,076
Compensation and benefits payable	270,897	525,466
Operating lease liability, current	35,931	36,073
Other accrued liabilities	277,804	298,792
Total current liabilities	658,018	934,519

Deferred compensation and other retirement plans	469,583	440,396
Operating lease liability, non-current	137,218	143,507
Long-term debt	397,140	396,946
Deferred tax liabilities	4,173	4,540
Other liabilities	22,195	21,636
Total liabilities	1,688,327	1,941,544

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 78,210 and 77,460 shares issued and 52,154 and 51,983 shares outstanding at July 31, 2024 and April 30, 2024, respectively	390,053	414,885
Retained earnings	1,468,648	1,425,844
Accumulated other comprehensive loss, net	(104,860)	(107,671)
Total Korn Ferry stockholders' equity	1,753,841	1,733,058
Noncontrolling interest	5,401	4,267
Total stockholders' equity	1,759,242	1,737,325
Total liabilities and stockholders' equity	$3,447,569	$3,678,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended July 31,
	2024	2023

	(in thousands, except per share data)
Fee revenue	$674,946	$699,189
Reimbursed out-of-pocket engagement expenses	7,815	7,073
Total revenue	682,761	706,262

Compensation and benefits	451,775	479,881
General and administrative expenses	59,999	65,917
Reimbursed expenses	7,815	7,073
Cost of services	67,544	77,190
Depreciation and amortization	19,578	19,012
Restructuring charges, net	—	421
Total operating expenses	606,711	649,494

Operating income	76,050	56,768
Other income, net	14,505	13,577
Interest expense, net	(3,945)	(4,740)
Income before provision for income taxes	86,610	65,605
Income tax provision	22,354	18,420
Net income	64,256	47,185
Net income attributable to noncontrolling interest	(1,652)	(580)
Net income attributable to Korn Ferry	$62,604	$46,605

Earnings per common share attributable to Korn Ferry:
Basic	$1.19	$0.89
Diluted	$1.17	$0.89

Weighted-average common shares outstanding:
Basic	51,950	50,934
Diluted	52,745	51,082

Cash dividends declared per share:	$0.37	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Net income	$64,256	$47,185

Other comprehensive income (loss):
Foreign currency translation adjustments	2,279	2,466
Deferred compensation and pension plan adjustments, net of tax	(50)	27
Net unrealized gain on marketable securities, net of tax	64	135
Comprehensive income	66,549	49,813
Less: comprehensive income attributable to noncontrolling interest	(1,134)	(915)
Comprehensive income attributable to Korn Ferry	$65,415	$48,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to shareholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	$390,053	$1,468,648	$(104,860)	$1,753,841	$5,401	$1,759,242

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
Net income	—	—	46,605	—	46,605	580	47,185
Other comprehensive income	—	—	—	2,293	2,293	335	2,628
Dividends paid to shareholders	—	—	(9,627)	—	(9,627)	—	(9,627)
Purchase of stock	(291)	(14,358)	—	—	(14,358)	—	(14,358)
Issuance of stock	727	5,217	—	—	5,217	—	5,217
Stock-based compensation	—	8,480	—	—	8,480	—	8,480
Balance as of July 31, 2023	52,705	$429,093	$1,348,059	$(90,471)	$1,686,681	$5,849	$1,692,530
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income	$64,256	$47,185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,578	19,012
Stock-based compensation expense	10,783	8,728
Deferred income taxes	9,676	7,934
Provision for doubtful accounts	5,110	5,965
Impairment of right-of-use assets	—	1,629
Impairment of fixed assets	—	123
Gain on marketable securities	(14,185)	(12,796)
Gain on cash surrender value of life insurance policies	(2,246)	(1,966)
Change in other assets and liabilities:
Deferred compensation	22,938	27,453
Receivables due from clients	(37,115)	(28,697)
Income taxes and other receivables	(9,003)	(164)
Prepaid expenses and other assets	(7,023)	(8,039)
Unearned compensation	(16,386)	(21,713)
Income taxes payable	(964)	3,478
Accounts payable and accrued liabilities	(272,117)	(321,491)
Other	(487)	(1,128)
Net cash used in operating activities	(227,185)	(274,487)
Cash flows from investing activities:
Purchase of property and equipment	(10,497)	(15,659)
Purchase of marketable securities	(11,181)	—
Proceeds from sales/maturities of marketable securities	8,351	18,008
Proceeds from life insurance policies	93	9,332
Premium on company-owned life insurance policies	(13,502)	(238)
Net cash (used in) provided by investing activities	(26,736)	11,443
Cash flows from financing activities:
Dividends paid to stockholders	(19,800)	(9,627)
Repurchases of common stock	(23,488)	(5,138)
Payments of tax withholdings on restricted stock	(16,625)	(10,175)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	4,248	4,696
Principal payments on finance leases	(412)	(382)
Net cash used in financing activities	(56,077)	(20,626)
Effect of exchange rate changes on cash and cash equivalents	2,369	1,855
Net decrease in cash and cash equivalents	(307,629)	(281,815)
Cash and cash equivalents at beginning of period	941,005	844,024
Cash and cash equivalents at end of the period	$633,376	$562,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024
1. Organization and Summary of Significant Accounting Policies
Nature of Business
Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a leading global organizational consulting firm. The Company helps clients synchronize strategy and talent to drive superior performance. The Company works with organizations to design their structures, roles, and responsibilities. The Company helps organizations hire the right people to bring their strategy to life and advise them on how to reward, develop, and motivate their people.
The Company is pursuing a strategy designed to help our colleagues focus on clients, by bringing all of our resources together to solve their human capital issues. This approach is intended to build on the best of the Company’s past and give the Company a clear path to the future with focused initiatives to increase its client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. The Company has evolved from a mono-line to a diversified business, giving its consultants more frequent and expanded opportunities to engage with clients.
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
Basis of Consolidation and Presentation
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2024 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X and prevailing practice within the Company's different industries. The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year or any other period.
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
Revenue Recognition
Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis, interim services and Recruitment Process Outsourcing ("RPO"), either stand-alone or as part of a solution.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
Digital fee revenue is generated from intellectual property ("IP") based software products enabling large-scale talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s product subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Revenue for tangible and digital products sold by the Company, such as books and digital files, is recognized when these products are shipped.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2024 and April 30, 2024, the Company’s investments in cash equivalents consisted of money market funds, and as of April 30, 2024 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
Marketable Securities
The Company currently has investments in marketable securities and mutual funds that are classified as either equity securities or available-for-sale debt securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets. The investments that the Company may sell within the next 12 months are recognized as current assets.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying condensed consolidated statements of income in other income, net.
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2024 and 2023, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
As of July 31, 2024 and April 30, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, right-of-use ("ROU") assets and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three months ended July 31, 2024, there were no impairment charges recorded. During the three months ended July 31, 2023, the Company reduced its real estate footprint and as a result, the Company recorded an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the condensed consolidated statements of income in general and administrative expenses.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual quantitative impairment test performed as of February 1, 2024, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of July 31, 2024 and April 30, 2024, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of July 31, 2024 and April 30, 2024.
Earnings Per Share
The Company treats unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. The Company has granted and expects to continue to grant to certain employees under its restricted stock agreements, grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, the Company is required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.
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
Recent Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an amendment in accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and in interim periods beginning in fiscal 2026. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2024	2023

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$62,604	$46,605
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,006	1,021
Basic net earnings attributable to common stockholders	61,598	45,584
Add: undistributed earnings to nonvested restricted stockholders	658	806
Less: reallocation of undistributed earnings to nonvested restricted stockholders	648	804
Diluted net earnings attributable to common stockholders	$61,608	$45,586

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,950	50,934
Effect of dilutive securities:
Restricted stock	795	146
Employee Stock Purchase Plan ("ESPP")	—	2
Diluted weighted-average number of common shares outstanding	52,745	51,082

Net earnings per common share:
Basic earnings per share	$1.19	$0.89
Diluted earnings per share	$1.17	$0.89
During the three months ended July 31, 2024 and 2023, restricted stock awards of 0.9 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
3. Comprehensive Income
Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying condensed consolidated statements of comprehensive income. Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.
The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2024	April 30, 2024

	(in thousands)
Foreign currency translation adjustments	$(113,207)	$(116,004)
Deferred compensation and pension plan adjustments, net of tax	8,320	8,370
Marketable securities unrealized gain (loss), net of tax	27	(37)
Accumulated other comprehensive loss, net	$(104,860)	$(107,671)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2024	$(116,004)	$8,370	$(37)	$(107,671)
Unrealized gains arising during the period	2,797	—	64	2,861
Reclassification of realized net gains to net income	—	(50)	—	(50)
Balance as of July 31, 2024	$(113,207)	$8,320	$27	$(104,860)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized gains arising during the period	2,131	—	135	2,266
Reclassification of realized net losses to net income	—	27	—	27
Balance as of July 31, 2023	$(94,729)	$4,408	$(150)	$(90,471)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Restricted stock	$10,561	$8,480
ESPP	222	248
Total stock-based compensation expense	$10,783	$8,728
Restricted Stock
Restricted stock activity during the three months ended July 31, 2024 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2024	1,974	$53.83
Granted	691	$73.39
Vested	(705)	$48.64
Forfeited/expired	(11)	$—
Non-vested, July 31, 2024	1,949	$62.47

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
As of July 31, 2024, there were 0.8 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $39.2 million.
As of July 31, 2024, there was $101.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three months ended July 31, 2024 and 2023, 252,622 shares and 201,441 shares of restricted stock totaling $16.6 million and $10.2 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
During the three months ended July 31, 2024 and 2023, employees purchased 70,309 shares at $60.43 per share and 105,311 shares at $44.59 per share, respectively. As of July 31, 2024, the ESPP had approximately 1.5 million shares remaining available for future issuance.
Common Stock
During the three months ended July 31, 2024 and 2023, the Company repurchased (on the open market or through privately negotiated transactions) 351,250 shares of the Company’s common stock for $23.5 million and 90,000 shares for $4.2 million, respectively.
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2024 and April 30, 2024:

	July 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$12,163	$—	$(9)	$12,154	$—	$12,154	$—	$—
Corporate notes/bonds	20,173	52	(7)	20,218	—	10,600	9,618	—
U.S. Treasury and Agency Securities	6,867	2	(3)	6,866	—	5,370	1,496	—
Total debt investments	$39,203	$54	$(19)	$39,238	$—	$28,124	$11,114	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$232,583	$—	$12,502	$220,081	$—
Total equity investments				$232,583	$—	$12,502	$220,081	$—
Cash				$540,650	$540,650	$—	$—	$—
Money market funds				92,726	92,726	—	—	—
Level 2:
Foreign currency forward contracts				408	—	—	—	408
Total				$905,605	$633,376	$40,626	$231,195	$408

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)

	April 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $214.5 million and $198.6 million as of July 31, 2024 and April 30, 2024, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $16.7 million and $22.4 million as of July 31, 2024 and April 30, 2024, respectively. During the three months ended July 31, 2024 and 2023, the fair value of the investments increased; therefore, the Company recognized a gain of $14.2 million and $12.8 million, respectively, which was recorded in other income, net.

As of July 31, 2024, available-for-sale marketable securities had remaining maturities ranging from 1 month to 23 months. During the three months ended July 31, 2024 and 2023, there were $6.9 million and $17.2 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2024 and April 30, 2024, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of July 31, 2024 and 2023 were $11.7 million and $11.9 million respectively.
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2024	April 30, 2024

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$745	$979
Derivative liabilities:
Foreign currency forward contracts	$337	$1,406

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
As of July 31, 2024, the total notional amounts of the forward contracts purchased and sold were $79.1 million and $30.3 million, respectively. As of April 30, 2024, the total notional amounts of the forward contracts purchased and sold were $82.9 million and $34.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three months ended July 31, 2024 and 2023, the Company incurred losses of $0.2 million and gains of $1.7 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency losses and gains offset foreign currency gains and losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Service cost	$10,655	$9,833
Interest cost	4,451	3,357
Amortization of actuarial loss	32	184
Expected return on plan assets (1)	(266)	(272)
Net periodic service credit amortization	(101)	(101)
Net periodic benefit costs (2)	$14,771	$13,001
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% for both July 31, 2024 and 2023.

(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $311.7 million and $295.9 million as of July 31, 2024 and April 30, 2024, respectively, was offset by outstanding policy loans of $77.0 million in the accompanying condensed consolidated balance sheets as of both July 31, 2024 and April 30, 2024. The CSV value of the underlying COLI investments increased by $2.2 million and $2.0 million during the three months ended July 31, 2024 and 2023, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2024 and 2023, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $13.6 million and $12.5 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $14.2 million and $12.8 million during the three months ended July 31, 2024 and 2023, respectively, recorded in other income, net on the condensed consolidated statements of income (see Note 5 — Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of July 31, 2024 and April 30, 2024:

	July 31, 2024	April 30, 2024

	(in thousands)
Contract assets-unbilled receivables	$122,244	$116,368
Contract liabilities-deferred revenue	$227,614	$240,958
During the three months ended July 31, 2024, we recognized revenue of $83.7 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of July 31, 2024, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $997.3 million. Of the $997.3 million of remaining performance obligations, the Company expects to recognize approximately $422.8 million in the remainder of fiscal 2025, $324.7 million in fiscal 2026, $164.3 million in fiscal 2027 and the remaining $85.5 million in fiscal 2028 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$198,772	29.5%	$201,918	28.9%
Financial Services	125,137	18.5	128,324	18.3
Life Sciences/Healthcare	118,990	17.6	119,354	17.1
Technology	97,920	14.5	115,773	16.6
Consumer Goods	85,147	12.6	96,427	13.8
Education/Non–Profit/General	48,980	7.3	37,393	5.3
Fee Revenue	$674,946	100.0%	$699,189	100.0%
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2024	$44,192
Provision for credit losses	5,110
Write-offs	(2,789)
Recoveries of amounts previously written off	467
Foreign currency translation	(266)
Balance at July 31, 2024	$46,714
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at July 31, 2024
Commercial paper	$11,171	$9	$—	$—	$—	$11,171	$—
Corporate notes/bonds	$5,921	$7	$—	$—	$—	$5,921	$—
U.S. Treasury and Agency Securities	$4,174	$3	$—	$—	$—	$3,424	$750
Balance at April 30, 2024
Commercial paper	$11,040	$19	$—	$—	$3,932	$7,108	$—
Corporate notes/bonds	$11,022	$26	$1,999	$1	$—	$9,050	$3,971
U.S. Treasury and Agency Securities	$4,346	$9	$—	$—	$—	$2,441	$1,905
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
9. Income Taxes
The provision for income tax was $22.4 million in the three months ended July 31, 2024, with an effective tax rate of 25.8%, compared to $18.4 million in the three months ended July 31, 2023, with an effective tax rate of 28.1%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the lower effective tax rate for the three months ended July 31, 2024 was primarily due to the windfall from stock-based awards that vested during the three months ended July 31, 2024, which was greater than the benefit recorded for the three months ended July 31, 2023 in connection with the windfall from stock-based awards that vested during the year-ago quarter. The windfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company’s financial statements over the awards’ vesting period.
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
Financial highlights are as follows:

	Three Months Ended July 31,
	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$674,946	$699,189
Total revenue	$682,761	$706,262

Net income attributable to Korn Ferry	$62,604	$46,605
Net income attributable to noncontrolling interest	1,652	580
Other income, net	(14,505)	(13,577)
Interest expense, net	3,945	4,740
Income tax provision	22,354	18,420
Operating income	76,050	56,768
Depreciation and amortization	19,578	19,012
Other income, net	14,505	13,577
Integration/acquisition costs	1,076	4,128
Impairment of fixed assets	—	123
Impairment of right-of-use assets	—	1,629
Restructuring charges, net	—	421
Adjusted EBITDA(1)	$111,209	$95,658
___________________

(1)
Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net when applicable.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
Financial highlights by reportable segments are as follows:

	Three Months Ended July 31,
	2024			2023
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$167,870	$170,767	$29,294	$168,088	$170,793	$25,180
Digital	88,180	88,211	26,623	87,986	88,012	24,325
Executive Search:
North America	134,752	136,087	35,098	127,498	129,413	28,756
EMEA	45,981	46,276	7,265	46,776	47,135	5,638
Asia Pacific	20,579	20,704	4,218	24,539	24,610	6,315
Latin America	7,323	7,326	2,798	6,421	6,422	1,741
Professional Search & Interim	121,741	122,730	25,706	142,179	143,069	24,329
RPO	88,520	90,660	12,494	95,702	96,808	10,471
Corporate	—	—	(32,287)	—	—	(31,097)
Consolidated	$674,946	$682,761	$111,209	$699,189	$706,262	$95,658
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, at amortized cost, consisted of the following:

In thousands	July 31, 2024	April 30, 2024

Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(2,860)	(3,054)
Long-term borrowings, net of unamortized discount and debt issuance costs	$397,140	$396,946
Credit Facilities
On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the “Revolver”).
As of July 31, 2024 and April 30, 2024, there was no outstanding liability under the Revolver, and the Company was in compliance with its debt covenants. The Company had a total of $645.4 million and $645.5 million available under the Revolver after $4.6 million and $4.5 million of standby letters of credit were issued as of July 31, 2024 and April 30, 2024, respectively. The Company had a total of $12.3 million and $13.2 million of standby letters with other financial institutions as of July 31, 2024 and April 30, 2024, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. No impairment charge of the ROU assets was recorded during the three months ended July 31, 2024. During the three months ended July 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million in the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
The components of lease expense are as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Finance lease cost
Amortization of ROU assets	$379	$402
Interest on lease liabilities	49	54
	428	456
Operating lease cost	11,995	11,697
Short-term lease cost	226	269
Variable lease cost	2,341	3,191
Lease impairment cost	—	1,629
Sublease income	(1,153)	(1,063)
Total lease cost	$13,837	$16,179
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,628	$13,568
Financing cash flows from finance leases	$412	$382

ROU assets obtained in exchange for lease obligations:
Operating leases	$3,613	$1,219
Finance leases	$142	$447
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2025 (excluding the three months ended July 31, 2024)	$30,541	$1,169
2026	38,857	1,240
2027	29,809	805
2028	23,058	531
2029	18,476	11
Thereafter	85,032	—
Total lease payments	225,773	3,756
Less: imputed interest	52,624	282
Total	$173,149	$3,474

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2024 (continued)
13. Subsequent Event
Quarterly Dividend Declaration
On September 4, 2024, the Board of Directors of the Company declared a cash dividend of $0.37 per share with a payment date of October 15, 2024 to holders of the Company’s common stock of record at the close of business on September 19, 2024. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cybersecurity vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence ("AI"), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Executive Summary
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our” and “us”) is a leading global organizational consulting firm. We help clients synchronize strategy, operations and talent to drive superior business performance. We work with organizations to design their structures, roles and responsibilities. We help them hire the right people to bring their strategy to life. And we advise them on how to reward, develop and motivate their people.
We are pursuing a strategy designed to help our colleagues focus on clients, by bringing all of our resources together to solve their human capital issues. This approach is intended to build on the best of our past and give us a clear path to the future with focused initiatives to increase our client and commercial impact. Korn Ferry is transforming how clients address their talent management needs. We have evolved from a mono-line business to a multi-faceted consultancy business, giving our consultants more frequent and expanded opportunities to engage with clients.

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
Leveraging the strong connection between our various service offerings and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of more than 340 of our top clients. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and human capital issues. Despite near-term headwinds, such as economic uncertainty, we believe Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst our service offerings and our acquisition activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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
3.Executive Search helps organizations recruit board level, chief executive and other C-suite/senior executive and general management talent to deliver lasting impact. Our approach to placing talent brings together our research-based IP, proprietary assessments, and behavioral interviewing with our practical experience to determine the ideal organizational fit. Salary benchmarking then helps us build appropriate frameworks for compensation and attraction. This business is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, the Middle East and Africa (“EMEA”), Executive Search Asia Pacific (“APAC”), and Executive Search Latin America).
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level middle and upper management, and, for interim, those same levels plus senior executives. We help clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology ("IT"), Finance & Accounting and human resources roles).
5.Recruitment Process Outsourcing (“RPO”) offers scalable recruitment outsourcing and project solutions leveraging a customized technology enabled service delivery platform and talent insights. Our scalable solutions, built on our IP, science, and data and powered by best-in-class technology and consulting expertise, enable us to act as a strategic partner in clients’ quest for superior recruitment outcomes and better candidate fit.

Q1 FY'25 Performance Highlights
•We reported Q1 FY'25 fee revenue of $674.9 million, a year-over-year decrease of 3%.
◦Executive Search fee revenue grew 2% year-over-year.
◦Fee revenue for Consulting and Digital was flat year-over-year, continuing to demonstrate stability in a challenging market.
•Net income attributable to Korn Ferry was $62.6 million with a margin of 9.3%, a 260bps increase compared to the year-ago quarter, while diluted earnings per share was $1.17 in Q1 FY'25.
•Operating income was $76.1 million and Adjusted EBITDA was $111.2 million.
•Operating margin increased 320bps year-over-year to 11.3%. Adjusted EBITDA margin of 16.5%, a 280bps increase compared to the year-ago quarter, and our fifth consecutive quarter of sequential improvement.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended July 31, 2024, Adjusted EBITDA excluded $1.1 million of integration/acquisition costs. For the three months ended July 31, 2023, Adjusted EBITDA excluded $4.1 million of integration/acquisition costs, $1.6 million impairment of right-of-use assets, $0.4 million of restructuring charges, net and $0.1 million impairment of fixed assets.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2024	2023
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.2	1.0
Total revenue	101.2	101.0
Compensation and benefits	66.9	68.6
General and administrative expenses	8.9	9.4
Reimbursed expenses	1.2	1.0
Cost of services	10.0	11.0
Depreciation and amortization	2.9	2.7
Restructuring charges, net	—	0.1
Operating income	11.3	8.1
Net income	9.5%	6.7%
Net income attributable to Korn Ferry	9.3%	6.7%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$167,870	24.9%	$168,088	24.0%
Digital	88,180	13.1	87,986	12.6
Executive Search:
North America	134,752	20.0	127,498	18.2
EMEA	45,981	6.8	46,776	6.7
Asia Pacific	20,579	3.0	24,539	3.5
Latin America	7,323	1.1	6,421	0.9
Total Executive Search	208,635	30.9	205,234	29.4
Professional Search & Interim	121,741	18.0	142,179	20.3
RPO	88,520	13.1	95,702	13.7
Total fee revenue	674,946	100.0%	699,189	100.0%
Reimbursed out-of-pocket engagement expense	7,815		7,073
Total revenue	$682,761		$706,262

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

	Three Months Ended July 31,
	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$674,946	$699,189
Total revenue	$682,761	$706,262

Net income attributable to Korn Ferry	$62,604	$46,605
Net income attributable to noncontrolling interest	1,652	580
Other income, net	(14,505)	(13,577)
Interest expense, net	3,945	4,740
Income tax provision	22,354	18,420
Operating income	76,050	56,768
Depreciation and amortization	19,578	19,012
Other income, net	14,505	13,577
Integration/acquisition costs	1,076	4,128
Impairment of fixed assets	—	123
Impairment of right-of-use assets	—	1,629
Restructuring charges, net	—	421
Adjusted EBITDA	$111,209	$95,658
Adjusted EBITDA margin	16.5%	13.7%

	Three Months Ended July 31,
	2024				2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$167,870	$170,767	$29,294	17.5%	$168,088	$170,793	$25,180	15.0%
Digital	88,180	88,211	26,623	30.2%	87,986	88,012	24,325	27.6%
Executive Search:
North America	134,752	136,087	35,098	26.0%	127,498	129,413	28,756	22.6%
EMEA	45,981	46,276	7,265	15.8%	46,776	47,135	5,638	12.1%
Asia Pacific	20,579	20,704	4,218	20.5%	24,539	24,610	6,315	25.7%
Latin America	7,323	7,326	2,798	38.2%	6,421	6,422	1,741	27.1%
Total Executive Search	208,635	210,393	49,379	23.7%	205,234	207,580	42,450	20.7%
Professional Search & Interim	121,741	122,730	25,706	21.1%	142,179	143,069	24,329	17.1%
RPO	88,520	90,660	12,494	14.1%	95,702	96,808	10,471	10.9%
Corporate	—	—	(32,287)		—	—	(31,097)
Consolidated	$674,946	$682,761	$111,209	16.5%	$699,189	$706,262	$95,658	13.7%

Three Months Ended July 31, 2024 Compared to Three Months Ended July 31, 2023
Fee Revenue
Fee Revenue. Fee revenue was $674.9 million in the three months ended July 31, 2024, a decrease of $24.3 million, or 3% compared to $699.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $7.6 million, or 1%, in the three months ended July 31, 2024 compared to the year-ago quarter. Fee revenue decreased primarily due to lower fee revenues in Professional Search & Interim and RPO mainly driven by the global economic environment, partially offset by an increase in fee revenue in Executive Search North America.
Consulting. Consulting reported fee revenue of $167.9 million in the three months ended July 31, 2024, essentially flat compared to $168.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.5 million, or 1%, in the three months ended July 31, 2024 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $88.2 million in the three months ended July 31, 2024, essentially flat compared to $88.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.9 million, or 2%, in the three months ended July 31, 2024 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $134.8 million, an increase of $7.3 million, or 6%, in the three months ended July 31, 2024 compared to $127.5 million in the year-ago quarter, driven by a growth in demand for executive searches. North America’s fee revenue increased primarily due to a 4% increase in the number of engagements billed during the three months ended July 31, 2024 compared to the year-ago quarter and a 2% increase in the weighted-average fee billed per engagement.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $46.0 million, a decrease of $0.8 million, or 2%, in the three months ended July 31, 2024 compared to $46.8 million in the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $20.6 million, a decrease of $3.9 million, or 16%, in the three months ended July 31, 2024 compared to $24.5 million in the year-ago quarter. The decrease in fee revenue was primarily due to a 14% decrease in the number of engagements billed.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.3 million, an increase of $0.9 million, or 14%, in the three months ended July 31, 2024 compared to $6.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.6 million, or 9%, in the three months ended July 31, 2024 compared to the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $121.7 million, a decrease of $20.5 million, or 14%, in the three months ended July 31, 2024 compared to $142.2 million in the year-ago quarter. The decrease in fee revenue was due to a decrease in interim fee revenue of $14.4 million as well as a decrease in permanent placement fee revenue of $6.1 million, each of which resulted from lower demand in the current economic environment.
RPO. RPO reported fee revenue of $88.5 million, a decrease of $7.2 million, or 8%, in the three months ended July 31, 2024 compared to $95.7 million in the year-ago quarter. The decrease in fee revenue was due to moderation in the hiring volume in the existing base of clients due to the current economic environment.
Compensation and Benefits
Compensation and benefits expense decreased by $28.1 million, or 6%, to $451.8 million in the three months ended July 31, 2024 from $479.9 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $4.7 million, or 1% in the three months ended July 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $35.5 million as a result of a 14% reduction in average headcount compared to the year-ago quarter and decreases of $5.1 million and $3.9 million in severance expense and commission expense, respectively. These decreases were partially offset by an increase of $20.8 million in performance-related bonus expense in the three months ended July 31, 2024 compared to the year-ago quarter.
Consulting compensation and benefits expense decreased by $6.4 million, or 5%, to $114.7 million in the three months ended July 31, 2024 from $121.1 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to lower salaries and related payroll taxes of $7.0 million as a result of a 10% decrease in average headcount in the three months ended July 31, 2024 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $1.4 million, or 3%, to $45.3 million in the three months ended July 31, 2024 from $46.7 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $4.7 million as a result of a 12% decrease in average headcount, partially offset by a higher performance-related bonus expense of $3.1 million in the three months ended July 31, 2024 compared to the year-ago quarter.

Executive Search North America compensation and benefits expense increased by $2.6 million, or 3%, to $101.2 million in the three months ended July 31, 2024 compared to $98.6 million in the year-ago quarter. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $4.7 million driven by the higher segment fee revenue and profitability, partially offset by a decrease in salaries and related payroll taxes of $2.2 million due to a 9% decrease in average headcount in the three months ended July 31, 2024 compared to the year-ago quarter.
Executive Search EMEA compensation and benefits expense decreased by $2.7 million, or 7%, to $34.6 million in the three months ended July 31, 2024 compared to $37.3 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to decreases in severance expense and amortization of long-term incentive awards of $3.9 million and $1.4 million, respectively, in the three months ended July 31, 2024 compared to the year-ago quarter. Also contributing to the decrease was lower salaries and related payroll taxes of $2.1 million due to an 8% decrease in average headcount, partially offset by an increase in performance-related bonus expense of $4.7 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense decreased by $1.7 million, or 11%, to $14.4 million in the three months ended July 31, 2024 compared to $16.1 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to decreases in performance-related bonus expense of $1.2 million driven by lower segment fee revenue, and a decrease in salaries and related payroll taxes of $1.0 million due to a 9% decrease in average headcount in the three months ended July 31, 2024 compared to the year-ago quarter.
Executive Search Latin America compensation and benefits expense decreased by $0.5 million, or 10%, to $4.4 million in the three months ended July 31, 2024 compared to $4.9 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $0.5 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Professional Search & Interim compensation and benefits expense decreased by $10.2 million, or 17%, to $49.2 million in the three months ended July 31, 2024 from $59.4 million in the year-ago quarter. The decrease was primarily due to decreases in salaries and related payroll taxes of $5.9 million due to a 24% decrease in average headcount as well as a decrease in commission expense of $3.8 million driven by lower segment fee revenue and $2.8 million in lower integration/acquisition costs in the three months ended July 31, 2024 compared to the year-ago quarter. The decreases were partially offset by an increase of $3.0 million in performance-related bonus expense in the three months ended July 31, 2024 compared to the year-ago quarter.
RPO compensation and benefits expense decreased by $9.0 million, or 12%, to $68.6 million in the three months ended July 31, 2024 from $77.6 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $12.3 million as a result of a 16% decrease in average headcount in the three months ended July 31, 2024 compared to the year-ago quarter. The decrease was partially offset by an increase of $4.9 million in performance-related bonus expense in the three months ended July 31, 2024 compared to the year-ago quarter.
Corporate compensation and benefits expense increased by $1.2 million, or 7%, to $19.4 million in the three months ended July 31, 2024 from $18.2 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in stock-based compensation expense of $1.1 million in the three months ended July 31, 2024 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses decreased by $5.9 million, or 9%, to $60.0 million in the three months ended July 31, 2024 from $65.9 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in legal and other professional fees of $3.1 million in the three months ended July 31, 2024 compared to the year-ago quarter and a decrease in premise and office expense of $2.9 million due to cost reduction efforts and a $1.6 million right-of-use assets impairment charge incurred in the year-ago quarter.
Consulting general and administrative expenses decreased by $1.7 million, or 12%, to $12.9 million in the three months ended July 31, 2024 compared to $14.6 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in legal and other professional fees of $0.7 million in the three months ended July 31, 2024 compared to the year-ago quarter and lower premise and office expense of $0.6 million due to a right-of-use assets impairment charge incurred in the year-ago quarter.
Digital general and administrative expenses were $9.1 million in the three months ended July 31, 2024, essentially flat compared to $9.5 million in the year-ago quarter.

Executive Search North America general and administrative expenses decreased by $1.4 million, or 16%, to $7.6 million in the three months ended July 31, 2024 compared to $9.0 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $1.0 million primarily due to a $0.5 million right-of-use assets impairment charged incurred in the year-ago quarter and a decrease in legal and other professional fees of $0.3 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Executive Search EMEA general and administrative expenses were $4.1 million in both the three months ended July 31, 2024 and the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses were $2.2 million in the three months ended July 31, 2024, essentially flat compared to $2.4 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses increased by $0.4 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $1.5 million, or 22%, to $5.2 million in the three months ended July 31, 2024 compared to $6.7 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to decreases in premise and office expense of $0.9 million and marketing and business development expense of $0.3 million compared to the year-ago quarter.
RPO general and administrative expenses decreased by $0.9 million, or 16%, to $4.7 million in the three months ended July 31, 2024 compared to $5.6 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in foreign exchange loss of $0.7 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Corporate general and administrative expenses were $14.0 million in the three months ended July 31, 2024, essentially flat compared to $14.1 million in the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense decreased by $9.7 million, or 13%, to $67.5 million in the three months ended July 31, 2024 compared to $77.2 million in the year-ago quarter. Professional Search & Interim accounted for $13.1 million of the decrease due to a decline in fee revenue in the segment as the significant amount of interim services that they perform have a higher cost of service expense as compared to the Company's other segments. The decrease was partially offset by an increase in cost of services expense from the Consulting segment.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $19.6 million in the three months ended July 31, 2024, compared to $19.0 million in the year-ago quarter.
Restructuring Charges, Net
During fiscal 2023, we implemented a restructuring plan to realign our workforce with our business needs and objectives. In the three months ended July 31, 2023, the Company made adjustments to previously recorded restructuring accruals resulting in restructuring charges of $0.4 million. There were no restructuring charges, net during the three months ended July 31, 2024.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $16.0 million, or 34%, to $62.6 million in the three months ended July 31, 2024, as compared to $46.6 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to decreases of compensation and benefits expense of $28.1 million, cost of services expense of $9.7 million and general and administrative expenses of $5.9 million in the three months ended July 31, 2024 compared to the year-ago quarter. The increase in net income attributable to Korn Ferry was partially offset by a decrease in fee revenue of $24.3 million. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% and 7% in the three months ended July 31, 2024 and 2023, respectively.

Adjusted EBITDA
Adjusted EBITDA increased by $15.5 million, or 16%, to $111.2 million in the three months ended July 31, 2024 as compared to $95.7 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by decreases in compensation and benefit expense (excluding integration/acquisition costs) and general and administrative expenses (excluding impairment charges and integration/acquisition costs) due to strong cost management, coupled with lower cost of services expense, partially offset by a decrease in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 16% in the three months ended July 31, 2024 compared to 14% in the year-ago quarter.
Consulting Adjusted EBITDA was $29.3 million in the three months ended July 31, 2024, an increase of $4.1 million, or 16%, as compared to $25.2 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by decreases in compensation and benefits expense and general and administrative expenses (excluding impairment charges), partially offset by an increase in cost of services expense for the three months ended July 31, 2024 compared the year-ago quarter. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 15% in the three months ended July 31, 2024 and 2023, respectively.
Digital Adjusted EBITDA was $26.6 million in the three months ended July 31, 2024, an increase of $2.3 million, or 9%, as compared to $24.3 million in the year-ago quarter. This increase in Adjusted EBITDA was driven by improved consultant productivity and strong cost management. Digital Adjusted EBITDA, as a percentage of fee revenue, was 30% and 28% in the three months ended July 31, 2024 and 2023, respectively.
Executive Search North America Adjusted EBITDA increased by $6.3 million, or 22%, to $35.1 million in the three months ended July 31, 2024 compared to $28.8 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense for the three months ended July 31, 2024 compared the year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 26% and 23% in the three months ended July 31, 2024 and 2023, respectively.
Executive Search EMEA Adjusted EBITDA increased by $1.7 million, or 30%, to $7.3 million in the three months ended July 31, 2024 compared to $5.6 million in the year-ago quarter. The increase was primarily driven by a decrease in compensation and benefits expense, partially offset by a decrease in segment fee revenue. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% and 12% in the three months ended July 31, 2024 and 2023, respectively.
Executive Search Asia Pacific Adjusted EBITDA decreased by $2.1 million, or 33%, to $4.2 million in the three months ended July 31, 2024 compared to $6.3 million in the year-ago quarter. The decrease in Adjusted EBITDA was driven by lower fee revenue in the segment, partially offset by a decrease in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 20% and 26% in the three months ended July 31, 2024 and 2023, respectively.
Executive Search Latin America Adjusted EBITDA increased by $1.1 million, or 65%, to $2.8 million in the three months ended July 31, 2024 compared to $1.7 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by higher fee revenue in the segment. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 38% and 27% in the three months ended July 31, 2024 and 2023, respectively.
Professional Search & Interim Adjusted EBITDA was $25.7 million in the three months ended July 31, 2024, an increase of $1.4 million, or 6%, as compared to $24.3 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by decreases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding integration/acquisition costs). These decreases were partially offset by lower fee revenue in the segment. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% and 17% in the three months ended July 31, 2024 and 2023, respectively.
RPO Adjusted EBITDA was $12.5 million in the three months ended July 31, 2024, an increase of $2.0 million, or 19%, as compared to $10.5 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense, partially offset by lower fee revenue in the segment. RPO Adjusted EBITDA, as a percentage of fee revenue, was 14% and 11% in the three months ended July 31, 2024 and 2023, respectively.
Other Income, Net
Other income, net was $14.5 million in the three months ended July 31, 2024 compared to $13.6 million in the year-ago quarter. The difference was primarily due to greater gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the Executive Capital Accumulation Plan ("ECAP") during the three months ended July 31, 2024 compared to the year-ago quarter.

Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $3.9 million in the three months ended July 31, 2024 compared to $4.7 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher interest rates in the three months ended July 31, 2024 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $22.4 million in the three months ended July 31, 2024, with an effective tax rate of 25.8%, compared to $18.4 million in the three months ended July 31, 2023, with an effective rate of 28.1%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the lower effective tax rate for the three months ended July 31, 2024 was primarily due to the windfall from stock-based awards that vested during the three months ended July 31, 2024, which was greater than the benefit recorded for the three months ended July 31, 2023 in connection with the windfall from stock-based awards that vested during the year-ago quarter. The windfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company’s financial statements over the awards’ vesting period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2024 was $1.7 million, as compared to $0.6 million in the three months ended July 31, 2023.
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
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of July 31, 2024, the fair value of the Notes was $386.5 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the “Amendment”) to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the "Amended Credit Agreement") with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) replace the London interbank offered rate with Term SOFR, and (iii) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the “Revolver”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.4 million and $645.5 million available under the Revolver after $4.6 million and $4.5 million of standby letters of credit have been issued as of July 31, 2024 and April 30, 2024, respectively. The Company had a total of $12.3 million and $13.2 million of standby letters with other financial institutions as of July 31, 2024 and April 30, 2024, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $23.5 million and $4.2 million of the Company’s stock during the three months ended July 31, 2024 and 2023, respectively. As of July 31, 2024, $159.2 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $905.2 million and $1,195.4 million as of July 31, 2024 and April 30, 2024, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $553.1 million and $606.4 million at July 31, 2024 and April 30, 2024, respectively. As of July 31, 2024 and April 30, 2024, we held $368.0 million and $393.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of July 31, 2024 and April 30, 2024, marketable securities of $271.8 million and $254.4 million, respectively, included equity securities of $232.6 million (net of gross unrealized gains of $38.2 million and gross unrealized losses of $0.7 million) and $219.9 million (net of gross unrealized gains of $27.0 million and gross unrealized losses of $1.2 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $220.1 million and $202.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $214.5 million and $198.6 million as of July 31, 2024 and April 30, 2024, respectively. Unvested obligations under the deferred compensation plans totaled $16.7 million and $22.4 million as of July 31, 2024 and April 30, 2024, respectively.

The net increase in our working capital of $17.8 million as of July 31, 2024 compared to April 30, 2024 is primarily attributable to decreases in compensation and benefit payable and other accrued liabilities and increases in accounts receivable, income taxes and other receivables, and prepaid expenses and other assets, partially offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2024 and paid during the first quarter of fiscal 2025. Other accrued liabilities decreased due to interest payments made on the Notes in fiscal 2025 and a decrease in deferred revenue due to lower fee revenue in the three months ended July 31, 2024 compared to the three months ended April 30, 2024. The increase in accounts receivable is due to an increase in days of sales outstanding, which went from 58 days to 65 days (which is consistent with historical experience). Prepaid expenses and other asset increased due to annual renewal of our computer software licenses and insurance, which typically takes place in first quarter of the fiscal year while the increase in income taxes and other receivables was due to large tax payments made in the first quarter of fiscal 2025. Cash used in operating activities was $227.2 million in the three months ended July 31, 2024 compared to $274.5 million in the three months ended July 31, 2023.
Cash used in investing activities was $26.7 million in the three months ended July 31, 2024 compared to cash provided by investing activities of $11.4 million in the year-ago quarter. The change from cash provided by investing activities to cash used in investing activities was primarily due to $13.5 million in premiums paid on company-owned life insurance policies during the three months ended July 31, 2024 compared to $0.2 million in the year-ago quarter. Also contributing to this change was an increase in the purchase of marketable securities of $11.2 million and lower proceeds received from sales/maturities of marketable securities $9.6 million during the three months ended July 31, 2024 compared to the year-ago quarter.
Cash used in financing activities was $56.1 million in the three months ended July 31, 2024 compared to the cash used in financing activities of $20.6 million in the three months ended July 31, 2023. The increase in cash used in financing activities was primarily due to higher repurchases of the Company’s common stock, as well as higher dividends paid to shareholders, as a result of increases in the quarterly dividend of $18.4 million and $10.2 million, respectively, in the three months ended July 31, 2024 compared to the year-ago quarter. Also contributing to the increase was higher payments of tax withholding on restricted stock of $6.4 million in the three months ended July 31, 2024 compared to the year-ago quarter.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2024 and April 30, 2024, we held contracts with gross cash surrender value of $311.7 million and $295.9 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $77.0 million as of both July 31, 2024 and April 30, 2024. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2024 and April 30, 2024, the net cash value of these policies was $234.7 million and $219.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2024.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2024, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim condensed consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements and in Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2024.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2024 and 2023, we recorded foreign currency losses of $0.8 million and $0.9 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Polish Zloty, Danish Krone, Swiss Franc, Swedish Krona, South African Rand, Singapore Dollar, South Korean Won, Japanese Yen, and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2024, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $11.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2024, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $77.0 million of borrowings against the CSV of COLI contracts as of both July 31, 2024 and April 30, 2024, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of July 31, 2024.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended July 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2024— May 31, 2024	110,000	$64.65	110,000	$175.6 million
June 1, 2024— June 30, 2024	104,854	$66.12	103,750	$168.8 million
July 1, 2024— July 31, 2024	389,018	$67.01	137,500	$159.2 million
Total	603,872	$66.43	351,250
_________________________
(1)Represents withholding of 252,622 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $23.5 million of the Company’s common stock under the program during the first quarter of fiscal 2025.
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
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 6, 2024
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)