Form 10-Q
period 2024-10-31
KORN FERRY
filed 2024-12-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 3, 2024 was 51,583,011 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	April 30, 2024
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$694,850	$941,005
Marketable securities	40,658	42,742
Receivables due from clients, net of allowance for doubtful accounts of $43,862 and $44,192 at October 31, 2024 and April 30, 2024, respectively	579,696	541,014
Income taxes and other receivables	55,033	40,696
Unearned compensation	64,265	59,247
Prepaid expenses and other assets	47,945	49,456
Total current assets	1,482,447	1,674,160

Marketable securities, non-current	231,956	211,681
Property and equipment, net	160,805	161,849
Operating lease right-of-use assets, net	162,441	160,464
Cash surrender value of company-owned life insurance policies, net of loans	236,928	218,977
Deferred income taxes	122,344	133,564
Goodwill	908,662	908,376
Intangible assets, net	76,504	88,833
Unearned compensation, non-current	122,263	99,913
Investments and other assets	22,303	21,052
Total assets	$3,526,653	$3,678,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$44,051	$50,112
Income taxes payable	14,652	24,076
Compensation and benefits payable	346,434	525,466
Operating lease liability, current	38,526	36,073
Other accrued liabilities	274,120	298,792
Total current liabilities	717,783	934,519

Deferred compensation and other retirement plans	458,089	440,396
Operating lease liability, non-current	142,415	143,507
Long-term debt	397,336	396,946
Deferred tax liabilities	5,542	4,540
Other liabilities	22,623	21,636
Total liabilities	1,743,788	1,941,544

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 78,232 and 77,460 shares issued and 51,748 and 51,983 shares outstanding at October 31, 2024 and April 30, 2024, respectively	368,260	414,885
Retained earnings	1,509,986	1,425,844
Accumulated other comprehensive loss, net	(100,501)	(107,671)
Total Korn Ferry stockholders' equity	1,777,745	1,733,058
Noncontrolling interest	5,120	4,267
Total stockholders' equity	1,782,865	1,737,325
Total liabilities and stockholders' equity	$3,526,653	$3,678,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Fee revenue	$674,365	$704,003	$1,349,311	$1,403,192
Reimbursed out-of-pocket engagement expenses	7,595	8,444	15,410	15,517
Total revenue	681,960	712,447	1,364,721	1,418,709

Compensation and benefits	437,427	453,859	889,202	933,740
General and administrative expenses	64,541	65,737	124,540	131,654
Reimbursed expenses	7,595	8,444	15,410	15,517
Cost of services	64,657	78,512	132,201	155,702
Depreciation and amortization	19,688	19,554	39,266	38,566
Restructuring charges, net	576	63,525	576	63,946
Total operating expenses	594,484	689,631	1,201,195	1,339,125

Operating income	87,476	22,816	163,526	79,584
Other income (loss), net	5,391	(13,835)	19,896	(258)
Interest expense, net	(5,626)	(6,596)	(9,571)	(11,336)
Income before provision for income taxes	87,241	2,385	173,851	67,990
Income tax provision	24,898	2,341	47,252	20,761
Net income	62,343	44	126,599	47,229
Net income attributable to noncontrolling interest	(1,543)	(1,755)	(3,195)	(2,335)
Net income (loss) attributable to Korn Ferry	$60,800	$(1,711)	$123,404	$44,894

Earnings (loss) per common share attributable to Korn Ferry:
Basic	$1.16	$(0.04)	$2.34	$0.86
Diluted	$1.14	$(0.04)	$2.30	$0.86

Weighted-average common shares outstanding:
Basic	51,957	51,328	51,953	51,131
Diluted	52,750	51,328	52,864	51,401

Cash dividends declared per share:	$0.37	$0.18	$0.74	$0.36
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Net income	$62,343	$44	$126,599	$47,229

Other comprehensive income (loss):
Foreign currency translation adjustments	4,172	(25,684)	6,451	(23,218)
Deferred compensation and pension plan adjustments, net of tax	(97)	28	(147)	55
Net unrealized gain on marketable securities, net of tax	30	37	94	172
Comprehensive income (loss)	66,448	(25,575)	132,997	24,238
Less: comprehensive income attributable to noncontrolling interest	(1,289)	(1,538)	(2,423)	(2,453)
Comprehensive income (loss) attributable to Korn Ferry	$65,159	$(27,113)	$130,574	$21,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to shareholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	390,053	1,468,648	(104,860)	1,753,841	5,401	1,759,242
Net income	—	—	60,800	—	60,800	1,543	62,343
Other comprehensive income (loss)	—	—	—	4,359	4,359	(254)	4,105
Dividends paid to shareholders	—	—	(19,462)	—	(19,462)	—	(19,462)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,570)	(1,570)
Purchase of stock	(461)	(32,944)	—	—	(32,944)	—	(32,944)
Issuance of stock	55	—	—	—	—	—	—
Stock-based compensation	—	11,151	—	—	11,151	—	11,151
Balance as of October 31, 2024	51,748	$368,260	$1,509,986	$(100,501)	$1,777,745	$5,120	$1,782,865

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2023	52,269	$429,754	$1,311,081	$(92,764)	$1,648,071	$4,934	$1,653,005
Net income	—	—	46,605	—	46,605	580	47,185
Other comprehensive income	—	—	—	2,293	2,293	335	2,628
Dividends paid to shareholders	—	—	(9,627)	—	(9,627)	—	(9,627)
Purchase of stock	(291)	(14,358)	—	—	(14,358)	—	(14,358)
Issuance of stock	727	5,217	—	—	5,217	—	5,217
Stock-based compensation	—	8,480	—	—	8,480	—	8,480
Balance as of July 31, 2023	52,705	429,093	1,348,059	(90,471)	1,686,681	5,849	1,692,530
Net (loss) income	—	—	(1,711)	—	(1,711)	1,755	44
Other comprehensive loss	—	—	—	(25,402)	(25,402)	(217)	(25,619)
Dividends paid to shareholders	—	—	(9,662)	—	(9,662)	—	(9,662)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,040)	(3,040)
Purchase of stock	(100)	(4,765)	—	—	(4,765)	—	(4,765)
Issuance of stock	51	—	—	—	—	—	—
Stock-based compensation	—	11,012	—	—	11,012	—	11,012
Balance as of October 31, 2023	52,656	$435,340	$1,336,686	$(115,873)	$1,656,153	$4,347	$1,660,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended October 31,
	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income	$126,599	$47,229
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39,266	38,566
Stock-based compensation expense	22,163	19,953
Provision for doubtful accounts	8,427	11,787
(Gain) loss on marketable securities	(18,922)	1,024
Deferred income taxes	15,273	1,225
Gain on cash surrender value of life insurance policies	(4,789)	(3,947)
Impairment of right-of-use assets	—	1,629
Impairment of fixed assets	—	1,575
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(214,832)	(216,582)
Receivables due from clients	(47,109)	(34,394)
Deferred compensation	21,017	15,866
Unearned compensation	(27,368)	(14,807)
Income taxes and other receivables	(14,078)	(7,791)
Income taxes payable	(12,471)	384
Prepaid expenses and other assets	1,511	(4,522)
Other	126	909
Net cash used in operating activities	(105,187)	(141,896)
Cash flows from investing activities:
Purchase of property and equipment	(24,807)	(31,538)
Proceeds from sales/maturities of marketable securities	25,301	29,731
Purchase of marketable securities	(23,892)	(29,580)
Premium on company-owned life insurance policies	(13,514)	(251)
Proceeds from life insurance policies	612	9,332
Dividends received from unconsolidated subsidiaries	40	—
Net cash used in investing activities	(36,260)	(22,306)
Cash flows from financing activities:
Repurchases of common stock	(56,153)	(9,527)
Dividends paid to shareholders	(39,262)	(19,289)
Payments of tax withholdings on restricted stock	(16,984)	(10,551)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	4,248	4,696
Dividends - noncontrolling interest	(1,570)	(3,040)
Principal payments on finance leases	(815)	(938)
Payments on life insurance policy loans	(519)	—
Net cash used in financing activities	(111,055)	(38,649)
Effect of exchange rate changes on cash and cash equivalents	6,347	(20,337)
Net decrease in cash and cash equivalents	(246,155)	(223,188)
Cash and cash equivalents at beginning of period	941,005	844,024
Cash and cash equivalents at end of the period	$694,850	$620,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024
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
The Company services its clients with a core set of solutions that are anchored around talent and talent management – touching nearly every aspect of an employer’s engagement with their employees. Our five core solutions are as follows: Organizational Strategy, Assessment and Succession, Leadership and Professional Development, Total Rewards, and Talent Acquisition. Our colleagues engage with our clients through the delivery of one of our core solutions as a point solution sale or through combining component parts of our core solutions into an integrated solution. In either case, we are helping solve clients’ most challenging business and human capital issues.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
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
Allowance for Doubtful Accounts
An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic condition for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. After the Company exhausts its collection efforts, the amount of the allowance is reduced for balances written off as uncollectible.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2024 and April 30, 2024, the Company's investments in cash equivalents consisted of money market funds, and as of April 30, 2024 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying condensed consolidated statements of operations in other income (loss), net.
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income (loss) unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of operations in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income (loss). Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2024 and 2023, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
As of October 31, 2024 and April 30, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, right-of-use ("ROU") assets and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and six months ended October 31, 2024, there were no impairment charges recorded. During the six months ended October 31, 2023, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the condensed consolidated statements of operations in general and administrative expenses. During the three and six months ended October 31, 2023, the Company also recognized a $1.5 million software impairment charge in the Digital segment which was recorded in the condensed consolidated statements of operations in general and administrative expenses.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the most recent quantitative impairment test performed as of February 1, 2024, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of October 31, 2024 and April 30, 2024, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of October 31, 2024 and April 30, 2024.
Restructuring Charges, Net
The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
Earnings (Loss) Per Share
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
Recent Accounting Standards - Not Yet Adopted
In November 2023, the Financial Accounting Standards Board issued an accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and in interim periods beginning in fiscal 2026. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued an accounting update for income taxes disclosures. The new amendments provide improvements to income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendments of this update are effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The Company will adopt this guidance in its fiscal year beginning May 1, 2025. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
In November 2024, the Financial Accounting Standards Board issued an accounting update that requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendment in this update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will adopt this guidance in its fiscal year beginning May 1, 2027. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.
2. Basic and Diluted Earnings (Loss) Per Share
The following table summarizes basic and diluted earnings (loss) per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands, except per share data)
Net income (loss) attributable to Korn Ferry	$60,800	$(1,711)	$123,404	$44,894
Less: distributed and undistributed earnings to nonvested restricted stockholders	766	169	1,770	843
Basic net earnings (loss) attributable to common stockholders	60,034	(1,880)	121,634	44,051
Add: undistributed earnings to nonvested restricted stockholders	518	—	1,174	459
Less: reallocation of undistributed earnings to nonvested restricted stockholders	510	—	1,154	457
Diluted net earnings (loss) attributable to common stockholders	$60,042	$(1,880)	$121,654	$44,053

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,957	51,328	51,953	51,131
Effect of dilutive securities:
Restricted stock	790	—	909	262
ESPP	3	—	2	8
Diluted weighted-average number of common shares outstanding	52,750	51,328	52,864	51,401

Net earnings (loss) per common share:
Basic earnings (loss) per share	$1.16	$(0.04)	$2.34	$0.86
Diluted earnings (loss) per share	$1.14	$(0.04)	$2.30	$0.86
During the three and six months ended October 31, 2024, restricted stock awards of 0.7 million shares and 0.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive. During the three and six months ended October 31, 2023, restricted stock awards of 2.1 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because they were anti-dilutive.
3. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends), and is reported in the accompanying condensed consolidated statements of comprehensive income (loss). Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2024	April 30, 2024

	(in thousands)
Foreign currency translation adjustments	$(108,781)	$(116,004)
Deferred compensation and pension plan adjustments, net of tax	8,223	8,370
Marketable securities unrealized gain (loss), net of tax	57	(37)
Accumulated other comprehensive loss, net	$(100,501)	$(107,671)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of July 31, 2024	$(113,207)	$8,320	$27	$(104,860)
Unrealized gains arising during the period	4,426	—	30	4,456
Reclassification of realized net gains to net income	—	(97)	—	(97)
Balance as of October 31, 2024	$(108,781)	$8,223	$57	$(100,501)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2024	$(116,004)	$8,370	$(37)	$(107,671)
Unrealized gains arising during the period	7,223	—	94	7,317
Reclassification of realized net gains to net income	—	(147)	—	(147)
Balance as of October 31, 2024	$(108,781)	$8,223	$57	$(100,501)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of July 31, 2023	$(94,729)	$4,408	$(150)	$(90,471)
Unrealized (losses) gains arising during the period	(25,467)	—	37	(25,430)
Reclassification of realized net losses to net income	—	28	—	28
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2023:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized (losses) gains arising during the period	(23,336)	—	172	(23,164)
Reclassification of realized net losses to net income	—	55	—	55
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)
___________________

(1)	The tax effect on the unrealized gains was $0.1 million for the six months ended October 31, 2023.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Restricted stock	$11,151	$11,012	$21,712	$19,492
ESPP	229	213	451	461
Total stock-based compensation expense	$11,380	$11,225	$22,163	$19,953
Stock Incentive Plan
At the Company's 2024 Annual Meeting of Stockholders, held on September 25, 2024, the Company's stockholders approved the Korn Ferry Amended and Restated 2022 Stock Incentive Plan (the "Plan"), which, among other things, increased the total number of shares of the Company’s common stock available for stock-based awards by 1,900,000 shares and extended the term of the Plan to September 25, 2034.
Common Stock
During the three and six months ended October 31, 2024, the Company repurchased (on the open market or through privately negotiated transactions) 456,250 shares and 807,500 shares of the Company’s common stock for $32.6 million and $56.1 million, respectively. During the three and six months ended October 31, 2023, the Company repurchased (on the open market or through privately negotiated transactions) 92,500 shares and 182,500 shares of the Company's common stock for $4.4 million and $8.6 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2024 and April 30, 2024:

	October 31, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$5,645	$1	$(4)	$5,642	$—	$5,642	$—	$—
Corporate notes/bonds	27,879	92	(28)	27,943	—	15,536	12,407	—
U.S. Treasury and Agency Securities	6,166	15	—	6,181	—	4,931	1,250	—
Total debt investments	$39,690	$108	$(32)	$39,766	$—	$26,109	$13,657	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$232,848	$—	$14,549	$218,299	$—
Total equity investments				$232,848	$—	$14,549	$218,299	$—
Cash				$519,083	$519,083	$—	$—	$—
Money market funds				175,767	175,767	—	—	—
Level 2:
Foreign currency forward contracts				(1,007)	—	—	—	(1,007)
Total				$966,457	$694,850	$40,658	$231,956	$(1,007)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)

	April 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $215.4 million and $198.6 million as of October 31, 2024 and April 30, 2024, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $19.6 million and $22.4 million as of October 31, 2024 and April 30, 2024, respectively. During the three and six months ended October 31, 2024, the fair value of the investments increased; therefore, the Company recognized a gain of $4.7 million and $18.9 million, respectively, which was recorded in other income (loss), net. During the three and six months ended October 31, 2023, the fair value of the investments decreased; therefore, the Company recognized a loss of $13.8 million and $1.0 million, respectively, which was recorded in other income (loss), net.

As of October 31, 2024, available-for-sale marketable securities had remaining maturities ranging from 1 month to 24 months. During the three and six months ended October 31, 2024, there were $9.9 million and $16.8 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2023, there were $9.0 million and $26.2 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2024 and April 30, 2024, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of October 31, 2024 and 2023 were $14.6 million and $0.4 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2024	April 30, 2024

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$730	$979
Derivative liabilities:
Foreign currency forward contracts	$1,737	$1,406
As of October 31, 2024, the total notional amounts of the forward contracts purchased and sold were $90.3 million and $38.6 million, respectively. As of April 30, 2024, the total notional amounts of the forward contracts purchased and sold were $82.9 million and $34.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three and six months ended October 31, 2024, the Company incurred losses of $0.2 million and $0.3 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and six months ended October 31, 2023, the Company incurred losses of $3.2 million and $1.5 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. These foreign currency losses related to forward contracts offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Service cost	$11,825	$11,346	$22,480	$21,179
Interest cost	4,513	3,436	8,964	6,793
Amortization of actuarial loss	32	183	64	367
Expected return on plan assets (1)	(266)	(272)	(532)	(544)
Net periodic service credit amortization	(102)	(102)	(203)	(203)
Net periodic benefit costs (2)	$16,002	$14,591	$30,773	$27,592
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% for both October 31, 2024 and 2023.
(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income (loss), net, respectively, on the condensed consolidated statements of operations.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $313.4 million and $295.9 million as of October 31, 2024 and April 30, 2024, respectively, was offset by outstanding policy loans of $76.4 million and $77.0 million in the accompanying condensed consolidated balance sheets as of October 31, 2024 and April 30, 2024, respectively. The CSV value of the underlying COLI investments increased by $2.5 million and $4.8 million during the three and six months ended October 31, 2024, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of operations. The CSV value of the underlying COLI investment increased by $2.0 million and $3.9 million during the three and six months ended October 31, 2023, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of operations.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2024, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $4.7 million and $18.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $4.7 million and $18.9 million during the three and six months ended October 31, 2024, recorded in other income (loss), net on the condensed consolidated statements of operations. During the three months ended October 31, 2023, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $12.3 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $13.8 million during the three months ended October 31, 2023, recorded in other income (loss), net on the condensed consolidated statements of operations (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of October 31, 2024 and April 30, 2024:

	October 31, 2024	April 30, 2024

	(in thousands)
Contract assets-unbilled receivables	$124,759	$116,368
Contract liabilities-deferred revenue	$215,546	$240,958
During the six months ended October 31, 2024, we recognized revenue of $137.0 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of October 31, 2024, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,007.4 million. Of the $1,007.4 million of remaining performance obligations, the Company expects to recognize approximately $316.2 million in the remainder of fiscal 2025, $386.9 million in fiscal 2026, $200.8 million in fiscal 2027 and the remaining $103.5 million in fiscal 2028 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$208,012	30.9%	$204,931	29.1%
Financial Services	126,110	18.7	122,048	17.3
Life Sciences/Healthcare	112,598	16.7	123,865	17.6
Technology	96,017	14.2	98,129	13.9
Consumer Goods	88,498	13.1	96,996	13.8
Education/Non–Profit/General	43,130	6.4	58,034	8.3
Fee Revenue	$674,365	100.0%	$704,003	100.0%

	Six Months Ended October 31,
	2024		2023
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$406,784	30.1%	$406,849	29.0%
Financial Services	251,247	18.6	250,372	17.9
Life Sciences/Healthcare	231,588	17.2	243,219	17.3
Technology	193,937	14.4	213,902	15.2
Consumer Goods	173,645	12.9	193,423	13.8
Education/Non–Profit/General	92,110	6.8	95,427	6.8
Fee Revenue	$1,349,311	100.0%	$1,403,192	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2024	$44,192
Provision for credit losses	8,427
Write-offs	(9,333)
Recoveries of amounts previously written off	801
Foreign currency translation	(225)
Balance at October 31, 2024	$43,862
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at October 31, 2024
Commercial paper	$3,460	$4	$—	$—	$—	$3,460	$—
Corporate notes/bonds	$5,473	$28	$—	$—	$—	$942	$4,531
Balance at April 30, 2024
Commercial paper	$11,040	$19	$—	$—	$3,932	$7,108	$—
Corporate notes/bonds	$11,022	$26	$1,999	$1	$—	$9,050	$3,971
U.S. Treasury and Agency Securities	$4,346	$9	$—	$—	$—	$2,441	$1,905
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was $24.9 million and $47.3 million in the three and six months ended October 31, 2024, with an effective tax rate of 28.5% and 27.2%, respectively, compared to $2.3 million and $20.8 million in the three and six months ended October 31, 2023, with an effective tax rate of 98.2% and 30.5%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three and six months ended October 31, 2023 was elevated due to lower earnings resulting from restructuring charges recorded in the three and six months ended October 31, 2023.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
Financial highlights are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$674,365	$704,003	$1,349,311	$1,403,192
Total revenue	$681,960	$712,447	$1,364,721	$1,418,709

Net income (loss) attributable to Korn Ferry	$60,800	$(1,711)	$123,404	$44,894
Net income attributable to noncontrolling interest	1,543	1,755	3,195	2,335
Other (income) loss, net	(5,391)	13,835	(19,896)	258
Interest expense, net	5,626	6,596	9,571	11,336
Income tax provision	24,898	2,341	47,252	20,761
Operating income	87,476	22,816	163,526	79,584
Depreciation and amortization	19,688	19,554	39,266	38,566
Other income (loss), net	5,391	(13,835)	19,896	(258)
Integration/acquisition costs	3,896	5,030	4,972	9,158
Impairment of fixed assets	—	1,452	—	1,575
Impairment of right-of-use assets	—	—	—	1,629
Restructuring charges, net	576	63,525	576	63,946
Adjusted EBITDA (1)	$117,027	$98,542	$228,236	$194,200
___________________

(1)
Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net when applicable.

Financial highlights by reportable segments are as follows:

	Three Months Ended October 31,
	2024			2023
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$166,771	$169,384	$29,106	$177,795	$180,953	$28,928
Digital	92,893	93,038	29,188	97,092	97,157	28,983
Executive Search:
North America	129,891	131,419	36,907	132,512	133,933	29,436
EMEA	46,788	47,132	7,487	43,098	43,315	5,619
Asia Pacific	21,464	21,540	4,432	19,304	19,460	3,875
Latin America	7,856	7,859	2,552	8,079	8,085	805
Professional Search & Interim	121,107	121,988	27,203	138,384	139,455	25,622
RPO	87,595	89,600	12,899	87,739	90,089	8,855
Corporate	—	—	(32,747)	—	—	(33,581)
Consolidated	$674,365	$681,960	$117,027	$704,003	$712,447	$98,542

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)

	Six Months Ended October 31,
	2024			2023
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$334,641	$340,151	$58,400	$345,883	$351,746	$54,108
Digital	181,073	181,249	55,811	185,078	185,169	53,308
Executive Search:
North America	264,643	267,506	72,005	260,010	263,346	58,192
EMEA	92,769	93,408	14,752	89,874	90,450	11,257
Asia Pacific	42,043	42,244	8,650	43,843	44,070	10,190
Latin America	15,179	15,185	5,350	14,500	14,507	2,546
Professional Search & Interim	242,848	244,718	52,909	280,563	282,524	49,951
RPO	176,115	180,260	25,393	183,441	186,897	19,326
Corporate	—	—	(65,034)	—	—	(64,678)
Consolidated	$1,349,311	$1,364,721	$228,236	$1,403,192	$1,418,709	$194,200
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, net at amortized cost, consisted of the following:

In thousands	October 31, 2024	April 30, 2024
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(2,664)	(3,054)
Long-term borrowings, net of unamortized discount and debt issuance costs	$397,336	$396,946
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
As of October 31, 2024 and April 30, 2024, there was no outstanding liability under the Revolver, and the Company was in compliance with its debt covenants. The Company had a total of $645.4 million and $645.5 million available under the Revolver after $4.6 million and $4.5 million of standby letters of credit were issued as of October 31, 2024 and April 30, 2024, respectively. The Company had a total of $12.8 million and $13.2 million of standby letters with other financial institutions as of October 31, 2024 and April 30, 2024, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. During the six months ended October 31, 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $1.6 million in the condensed consolidated statements of operations. No impairment charge of the ROU assets was recorded during the three and six months ended October 31, 2024 and the three months ended October 31, 2023.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	(in thousands)
Finance lease cost
Amortization of ROU assets	$362	$448	$741	$850
Interest on lease liabilities	45	54	94	108
	407	502	835	958
Operating lease cost	12,096	11,389	24,091	23,086
Short-term lease cost	202	222	428	491
Variable lease cost	3,027	3,724	5,368	6,915
Lease impairment cost	—	—	—	1,629
Sublease income	(1,206)	(1,051)	(2,359)	(2,114)
Total lease cost	$14,526	$14,786	$28,363	$30,965
Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,597	$26,635
Financing cash flows from finance leases	$815	$938

ROU assets obtained in exchange for lease obligations:
Operating leases	$18,565	$4,109
Finance leases	$217	$714
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2025 (excluding the six months ended October 31, 2024)	$23,277	$775
2026	41,817	1,260
2027	29,777	832
2028	24,732	548
2029	19,703	12
Thereafter	86,447	—
Total lease payments	225,753	3,427
Less: imputed interest	44,812	243
Total	$180,941	$3,184

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2024 (continued)
13. Subsequent Events
Quarterly Dividend Declaration
On December 4, 2024, the Board of Directors of the Company declared a cash dividend of $0.37 per share with a payment date of January 15, 2025 to holders of the Company’s common stock of record at the close of business on December 20, 2024. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.
Business Acquisition
On November 1, 2024, Korn Ferry completed the acquisition of Trilogy International, a provider of digital interim talent across Europe and in the United States, which will be included in the Professional Search & Interim segment in the third quarter of fiscal 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to environmental, social and governance matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence ("AI"), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Trilogy International ("Trilogy"), resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Our vision remains unchanged: to become the premier organizational consulting firm. We believe our household brand, unparalleled IP, and diversification strategy will continue to positively influence our performance and accelerate the trajectory of thousands of organizations. Indeed, Korn Ferry is uniquely positioned as a firm relentlessly focused on synchronizing strategy, operations and talent and a firm that offers increasingly relevant solutions in a rapidly changing world. The continual advancement of technologies like generative AI creates a constant demand for workers to be upskilled or reskilled. We expect these changes and disruptions will lead to opportunities for Korn Ferry and make us more relevant than at any time in our history.
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
4.Professional Search & Interim delivers enterprise talent acquisition solutions for permanent placements at the professional level for middle and upper management, and, for interim, at those same levels plus senior executives. We help clients source high-quality candidates at speed and scale globally, covering single-hire to multi-hire permanent placements and interim contractors (that are focused on senior executive, information technology ("IT"), Finance & Accounting and human resources roles).
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

Q2 FY'25 Performance Highlights

•Fee revenue in Q2 FY'25 was $674.4 million, a year-over-year decrease of 4%.

•Operating income was $87.5 million and Adjusted EBITDA was $117.0 million.

•Operating margin increased 980bps year-over-year to 13.0%. Adjusted EBITDA margin was 17.4%, a 340bps increase compared to the year-ago quarter.

•Net income attributable to Korn Ferry was $60.8 million, while diluted earnings per share was $1.14 in Q2 FY'25.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended October 31, 2024, Adjusted EBITDA excluded $0.6 million of restructuring charges, net, and $3.9 million of integration/acquisition costs. For the six months ended October 31, 2024, Adjusted EBITDA excluded $0.6 million of restructuring charges, net, and $5.0 million of integration/acquisition costs. For the three months ended October 31, 2023, Adjusted EBITDA excluded $63.5 million of restructuring charges, net, $5.0 million of integration/acquisition costs, and $1.5 million impairment of fixed assets. For the six months ended October 31, 2023, Adjusted EBITDA excluded $63.9 million of restructuring charges, net, $9.2 million of integration/acquisition costs, $1.6 million of impairment of right-of-use assets, and $1.6 million impairment of fixed assets.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	1.2	1.1	1.1
Total revenue	101.1	101.2	101.1	101.1
Compensation and benefits	64.9	64.5	65.9	66.5
General and administrative expenses	9.6	9.3	9.2	9.4
Reimbursed expenses	1.1	1.2	1.1	1.1
Cost of services	9.6	11.2	9.8	11.1
Depreciation and amortization	2.9	2.8	2.9	2.7
Restructuring charges, net	0.1	9.0	—	4.6
Operating income	13.0	3.2	12.1	5.7
Net income	9.2%	—%	9.4%	3.4%
Net income (loss) attributable to Korn Ferry	9.0%	(0.2)%	9.1%	3.2%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2024		2023		2024		2023
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$166,771	24.7%	$177,795	25.3%	$334,641	24.8%	$345,883	24.6%
Digital	92,893	13.8	97,092	13.8	181,073	13.4	185,078	13.2
Executive Search:
North America	129,891	19.2	132,512	18.8	264,643	19.6	260,010	18.6
EMEA	46,788	6.9	43,098	6.1	92,769	6.9	89,874	6.4
Asia Pacific	21,464	3.2	19,304	2.7	42,043	3.1	43,843	3.1
Latin America	7,856	1.2	8,079	1.1	15,179	1.1	14,500	1.0
Total Executive Search	205,999	30.5	202,993	28.7	414,634	30.7	408,227	29.1
Professional Search & Interim	121,107	18.0	138,384	19.7	242,848	18.0	280,563	20.0
RPO	87,595	13.0	87,739	12.5	176,115	13.1	183,441	13.1
Total fee revenue	674,365	100.0%	704,003	100.0%	1,349,311	100.0%	1,403,192	100.0%
Reimbursed out-of-pocket engagement expense	7,595		8,444		15,410		15,517
Total revenue	$681,960		$712,447		$1,364,721		$1,418,709

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

	Consolidated
	(in thousands)
Fee revenue	$674,365	$704,003	$1,349,311	$1,403,192
Total revenue	$681,960	$712,447	$1,364,721	$1,418,709

Net income (loss) attributable to Korn Ferry	$60,800	$(1,711)	$123,404	$44,894
Net income attributable to noncontrolling interest	1,543	1,755	3,195	2,335
Other (income) loss, net	(5,391)	13,835	(19,896)	258
Interest expense, net	5,626	6,596	9,571	11,336
Income tax provision	24,898	2,341	47,252	20,761
Operating income	87,476	22,816	163,526	79,584
Depreciation and amortization	19,688	19,554	39,266	38,566
Other income (loss), net	5,391	(13,835)	19,896	(258)
Integration/acquisition costs	3,896	5,030	4,972	9,158
Restructuring charges, net	576	63,525	576	63,946
Impairment of fixed assets	—	1,452	—	1,575
Impairment of right-of-use assets	—	—	—	1,629
Adjusted EBITDA	$117,027	$98,542	$228,236	$194,200
Adjusted EBITDA margin	17.4%	14.0%	16.9%	13.8%

	Three Months Ended October 31,
	2024				2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$166,771	$169,384	$29,106	17.5%	$177,795	$180,953	$28,928	16.3%
Digital	92,893	93,038	29,188	31.4%	97,092	97,157	28,983	29.9%
Executive Search:
North America	129,891	131,419	36,907	28.4%	132,512	133,933	29,436	22.2%
EMEA	46,788	47,132	7,487	16.0%	43,098	43,315	5,619	13.0%
Asia Pacific	21,464	21,540	4,432	20.6%	19,304	19,460	3,875	20.1%
Latin America	7,856	7,859	2,552	32.5%	8,079	8,085	805	10.0%
Total Executive Search	205,999	207,950	51,378	24.9%	202,993	204,793	39,735	19.6%
Professional Search & Interim	121,107	121,988	27,203	22.5%	138,384	139,455	25,622	18.5%
RPO	87,595	89,600	12,899	14.7%	87,739	90,089	8,855	10.1%
Corporate	—	—	(32,747)		—	—	(33,581)
Consolidated	$674,365	$681,960	$117,027	17.4%	$704,003	$712,447	$98,542	14.0%

	Six Months Ended October 31,
	2024				2023
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

	(dollars in thousands)
Consulting	$334,641	$340,151	$58,400	17.5%	$345,883	$351,746	$54,108	15.6%
Digital	181,073	181,249	55,811	30.8%	185,078	185,169	53,308	28.8%
Executive Search:
North America	264,643	267,506	72,005	27.2%	260,010	263,346	58,192	22.4%
EMEA	92,769	93,408	14,752	15.9%	89,874	90,450	11,257	12.5%
Asia Pacific	42,043	42,244	8,650	20.6%	43,843	44,070	10,190	23.2%
Latin America	15,179	15,185	5,350	35.2%	14,500	14,507	2,546	17.6%
Total Executive Search	414,634	418,343	100,757	24.3%	408,227	412,373	82,185	20.1%
Professional Search & Interim	242,848	244,718	52,909	21.8%	280,563	282,524	49,951	17.8%
RPO	176,115	180,260	25,393	14.4%	183,441	186,897	19,326	10.5%
Corporate	—	—	(65,034)		—	—	(64,678)
Consolidated	$1,349,311	$1,364,721	$228,236	16.9%	$1,403,192	$1,418,709	$194,200	13.8%
Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023
Fee Revenue
Fee Revenue. Fee revenue was $674.4 million in the three months ended October 31, 2024, a decrease of $29.6 million, or 4% compared to $704.0 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $6.2 million, or 1%, in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in fee revenue was primarily due to lower fee revenues in Professional Search & Interim, Consulting and Digital driven by a decline in demand due to the current economic environment, partially offset by increases in fee revenue in Executive Search EMEA and Executive Search Asia Pacific.
Consulting. Consulting reported fee revenue of $166.8 million, a decrease of $11.0 million, or 6%, in the three months ended October 31, 2024 compared to $177.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.1 million, or 1%, in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in Consulting fee revenue was primarily driven by a decline in demand for our organizational strategy and leadership and professional development offerings.
Digital. Digital reported fee revenue of $92.9 million, a decrease of $4.2 million, or 4%, in the three months ended October 31, 2024 compared to $97.1 million in the year-ago quarter. The decrease in fee revenue was primarily driven by a decrease in demand for our leadership and professional development offerings.
Executive Search North America. Executive Search North America reported fee revenue of $129.9 million, a decrease of $2.6 million, or 2%, in the three months ended October 31, 2024 compared to $132.5 million in the year-ago quarter driven by a 7% decrease in the weighted-average fee billed per engagement (calculated using local currency), partially offset by a 5% increase in the number of engagements billed during the three months ended October 31, 2024 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $46.8 million, an increase of $3.7 million, or 9%, in the three months ended October 31, 2024 compared to $43.1 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.7 million, or 4%, in the three months ended October 31, 2024 compared to the year-ago quarter. The increase in fee revenue was due to a 6% increase in the weighted-average fee billed per engagement (calculated using local currency), partially offset by a 2% decrease in the number of engagements billed during the three months ended October 31, 2024 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $21.5 million, an increase of $2.2 million, or 11%, in the three months ended October 31, 2024 compared to $19.3 million in the year-ago quarter. The increase in fee revenue was due to an 8% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 1% increase in the number of engagements billed during the three months ended October 31, 2024 compared to the year-ago quarter.

Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.9 million in the three months ended October 31, 2024, essentially flat compared to $8.1 million in the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $121.1 million, a decrease of $17.3 million, or 13%, in the three months ended October 31, 2024 compared to $138.4 million in the year-ago quarter. The decrease in fee revenue was primarily due to lower demand in the current economic environment.
RPO. RPO reported fee revenue of $87.6 million in the three months ended October 31, 2024, essentially flat compared to $87.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.5 million, or 2%, in the three months ended October 31, 2024 compared to the year-ago quarter.
Compensation and Benefits
Compensation and benefits expense decreased by $16.5 million, or 4%, to $437.4 million in the three months ended October 31, 2024 from $453.9 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $4.8 million, or 1%, in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $26.3 million as a result of an 8% reduction in average headcount and a decrease in performance-related bonus expense of $7.7 million driven by the lower fee revenue, partially offset by an increase of $16.4 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the three months ended October 31, 2024 compared to the year-ago quarter.
Consulting compensation and benefits expense decreased by $8.7 million, or 7%, to $113.8 million in the three months ended October 31, 2024 from $122.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.8 million, or 1%, in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $7.3 million driven by the lower segment fee revenue and a decrease in salaries and related payroll taxes of $7.0 million as a result of a 9% reduction in average headcount in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was partially offset by increases in severance related expenses of $3.3 million due to a reduction in workforce and $1.5 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the three months ended October 31, 2024 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $3.9 million, or 8%, to $45.6 million in the three months ended October 31, 2024 compared to $49.5 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $2.8 million as a result of a 5% decrease in average headcount and a decrease in performance-related bonus expense of $2.5 million driven by the lower segment fee revenue in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was partially offset by increases in severance related expenses of $0.5 million due to a reduction in workforce and $0.6 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the three months ended October 31, 2024 compared to the year-ago quarter.
Executive Search North America compensation and benefits expense increased by $3.1 million, or 4%, to $86.8 million in the three months ended October 31, 2024 compared to $83.7 million in the year-ago quarter. Compensation and benefits expense increased primarily due to increases of $12.6 million in deferred compensation expense due to an increase in the fair value of participants' accounts and $1.8 million in severance related expenses due to a reduction in workforce, partially offset by a decrease in performance-related bonus expense of $8.1 million driven by the lower segment fee revenue and a decrease in salaries and related payroll taxes of $2.0 million as a result of a 5% decrease in average headcount in the three months ended October 31, 2024 compared to the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $1.8 million, or 5%, to $35.1 million in the three months ended October 31, 2024 compared to $33.3 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.4 million, or 4%, in the three months ended October 31, 2024 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in severance related expenses of $2.5 million due to a reduction in workforce, partially offset by a decrease in salaries and related payroll taxes of $0.6 million as a result of a 4% decrease in average headcount in the three months ended October 31, 2024 compared to the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense increased by $2.4 million, or 18%, to $15.7 million in the three months ended October 31, 2024 compared to $13.3 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $1.3 million driven by higher segment fee revenue and an increase in severance related expenses of $1.1 million due to a reduction in workforce in the three months ended October 31, 2024 compared to the year-ago quarter.

Executive Search Latin America compensation and benefits expense was $4.8 million in both three months ended October 31, 2024 and 2023.
Professional Search & Interim compensation and benefits expense decreased by $7.3 million, or 13%, to $49.8 million in the three months ended October 31, 2024 from $57.1 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $4.7 million as a result of an 18% decrease in average headcount in the three months ended October 31, 2024 compared to the year-ago quarter. Also contributing to the decrease in compensation and benefits expense were decreases in commission expense and integration and acquisition cost of $3.9 million and $3.3 million, respectively, partially offset by an increase in performance-related bonus expense of $5.0 million in the three months ended October 31, 2024 compared to the year-ago quarter.
RPO compensation and benefits expense decreased by $4.7 million, or 6%, to $67.7 million in the three months ended October 31, 2024 from $72.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits by $1.3 million, or 2%, in the three months ended October 31, 2024 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $8.0 million as a result of an 8% decrease in average headcount in the three months ended October 31, 2024 compared to the year-ago quarter, partially offset by an increase in performance-related bonus expense of $3.1 million.
Corporate compensation and benefits expense increased by $0.9 million, or 5%, to $18.2 million in the three months ended October 31, 2024 from $17.3 million in the year-ago quarter.
General and Administrative Expenses
General and administrative expenses decreased by $1.2 million, or 2%, to $64.5 million in the three months ended October 31, 2024 from $65.7 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense and impairment of fixed assets of $2.5 million and $1.5 million, respectively, in the three months ended October 31, 2024 compared to the year-ago quarter, partially offset by an increase in integration and acquisition cost of $2.2 million and marketing and business development expenses of $1.1 million.
Consulting general and administrative expenses increased by $0.8 million, or 6%, to $13.5 million in the three months ended October 31, 2024 compared to $12.7 million in the year-ago quarter.
Digital general and administrative expenses decreased by $0.9 million, or 8%, to $10.4 million in the three months ended October 31, 2024 from $11.3 million in the year-ago quarter.
Executive Search North America general and administrative expenses increased by $0.7 million, or 9%, to $8.3 million in the three months ended October 31, 2024 compared to $7.6 million in the year-ago quarter.
Executive Search EMEA general and administrative expenses increased by $0.3 million, or 8%, to $4.2 million in the three months ended October 31, 2024 compared to $3.9 million in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.5 million, or 26%, to $1.4 million in the three months ended October 31, 2024, compared to $1.9 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses decreased by $1.6 million, or 70%, to $0.7 million in the three months ended October 31, 2024 compared to $2.3 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to the impact of foreign exchange, incurring a foreign exchange gain of $0.3 million in the three months ended October 31, 2024 compared to a foreign exchange loss of $1.4 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $2.6 million, or 39%, to $4.1 million in the three months ended October 31, 2024 compared to $6.7 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense and premise and office expense of $1.5 million and $0.8 million, respectively, in the three months ended October 31, 2024 compared to the year-ago quarter.
RPO general and administrative expenses increased by $1.0 million, or 29%, to $4.5 million in the three months ended October 31, 2024 compared to $3.5 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to a decrease in foreign exchange gain of $1.0 million in the three months ended October 31, 2024 compared to the year-ago quarter.
Corporate general and administrative expenses increased by $1.7 million, or 11%, to $17.4 million in the three months ended October 31, 2024 compared to $15.7 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in integration/acquisition costs of $2.4 million, partially offset by the impact of foreign currency, with a foreign currency gain of $0.2 million in the three months ended October 31, 2024 compared to a foreign currency loss of $0.6 million in the year-ago quarter.

Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense decreased by $13.8 million, or 18%, to $64.7 million in the three months ended October 31, 2024 compared to $78.5 million in the year-ago quarter. Professional Search & Interim accounts for $11.8 million of the decrease due to a decline in fee revenue in the segment as the Company's interim services have a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $19.7 million in the three months ended October 31, 2024, essentially flat compared to $19.6 million in the year-ago quarter.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a restructuring plan to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. As a result, we recorded restructuring charges, net of $63.5 million during the three months ended October 31, 2023. During the three months ended October 31, 2024, we recorded an adjustment to the previously recorded restructuring accruals of $0.6 million.
Net Income (Loss) Attributable to Korn Ferry
Net income attributable to Korn Ferry was $60.8 million in the three months ended October 31, 2024, as compared to a net loss attributable to Korn Ferry of $1.7 million in the year-ago quarter. The change in net income (loss) attributable to Korn Ferry was primarily due to a decrease in restructuring charges, net of $62.9 million recorded during the three months ended October 31, 2024 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue was 9% in the three months ended October 31, 2024 compared to net loss attributable to Korn Ferry, as a percentage of fee revenue was less than 1% in the three months ended October 31, 2023.
Adjusted EBITDA
Adjusted EBITDA increased by $18.5 million, or 19%, to $117.0 million in the three months ended October 31, 2024 as compared to $98.5 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by decreases in salaries and related payroll taxes, performance-related bonus expense and cost of services expense, partially offset by a decrease in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 17% in the three months ended October 31, 2024 compared to 14% in the year-ago quarter.
Consulting Adjusted EBITDA was $29.1 million in the three months ended October 31, 2024, essentially flat compared to $28.9 million in the year-ago quarter. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended October 31, 2024 and 2023, respectively.
Digital Adjusted EBITDA was $29.2 million in the three months ended October 31, 2024, essentially flat compared to $29.0 million in the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 30% in the three months ended October 31, 2024 and 2023, respectively.
Executive Search North America Adjusted EBITDA increased by $7.5 million, or 26%, to $36.9 million in the three months ended October 31, 2024 compared to $29.4 million in the year-ago quarter. The increase was mainly driven by decreases in performance-related bonus expense and salaries and related payroll taxes, partially offset by a decrease in fee revenue in the three months ended October 31, 2024 compared to year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 28% and 22% in the three months ended October 31, 2024 and 2023, respectively.
Executive Search EMEA Adjusted EBITDA increased by $1.9 million, or 34%, to $7.5 million in the three months ended October 31, 2024 compared to $5.6 million in the year-ago quarter. The increase was primarily driven by an increase in fee revenue, partially offset by higher compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% and 13% in the three months ended October 31, 2024 and 2023, respectively.
Executive Search Asia Pacific Adjusted EBITDA increased by $0.5 million, or 13%, to $4.4 million in the three months ended October 31, 2024 compared to $3.9 million in the year-ago quarter. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% and 20% in the three months ended October 31, 2024 and 2023, respectively.
Executive Search Latin America Adjusted EBITDA increased by $1.8 million, or 225%, to $2.6 million in the three months ended October 31, 2024 compared to $0.8 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily due to a decrease in general and administrative expenses due to a favorable foreign exchange in the three months ended October 31, 2024 compared to the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 32% and 10% in the three months ended October 31, 2024 and 2023, respectively.

Professional Search & Interim Adjusted EBITDA was $27.2 million in the three months ended October 31, 2024, an increase of $1.6 million, or 6%, as compared to $25.6 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by decreases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs), and general and administrative expenses (excluding integration/acquisition costs). The increase in Adjusted EBITDA was partially offset by lower fee revenue in the segment. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 22% and 19% in the three months ended October 31, 2024 and 2023, respectively.
RPO Adjusted EBITDA was $12.9 million in the three months ended October 31, 2024, an increase of $4.0 million, or 45%, as compared to $8.9 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense. RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% and 10% in the three months ended October 31, 2024 and 2023, respectively.
Other Income (Loss), Net
Other income, net was $5.4 million in the three months ended October 31, 2024 compared to other loss, net of $13.8 million in the year-ago quarter. The difference was primarily due to gains from the increase in the fair value of our marketable securities that are held in trust to for the settlement of the Company's obligation under the Executive Capital Accumulation Plan ("ECAP") during the three months ended October 31, 2024 compared to losses in the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under Company purchased company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.6 million in the three months ended October 31, 2024 compared to $6.6 million in the year-ago quarter. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher average cash and cash equivalents balances in the three months ended October 31, 2024 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $24.9 million in the three months ended October 31, 2024, with an effective tax rate of 28.5%, compared to $2.3 million in the three months ended October 31, 2023, with an effective rate of 98.2%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the three months ended October 31, 2023 was elevated due to lower earnings resulting from restructuring charges recorded in the quarter.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2024 was $1.5 million, as compared to $1.8 million in the three months ended October 31, 2023.
Six Months Ended October 31, 2024 Compared to Six Months Ended October 31, 2023
Fee Revenue
Fee Revenue. Fee revenue was $1,349.3 million, a decrease of $53.9 million, or 4%, in the six months ended October 31, 2024 compared to $1,403.2 million in the year-ago period. The decrease in fee revenue was primarily due to lower fee revenues in Professional Search & Interim, Consulting, RPO and Digital driven by a decline in demand due to the current economic environment and other factors, partially offset by an increase in fee revenue in Executive Search North America and Executive Search EMEA.
Consulting. Consulting reported fee revenue of $334.6 million, a decrease of $11.3 million, or 3%, in the six months ended October 31, 2024 compared to $345.9 million in the year-ago period. The decrease in fee revenue was primarily driven by a decline in demand for our assessment & succession and leadership and professional development offerings.
Digital. Digital reported fee revenue of $181.1 million, a decrease of $4.0 million, or 2%, in the six months ended October 31, 2024 compared to $185.1 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 1%, in the six months ended October 31, 2024 compared to the year-ago period. The decrease in fee revenue was primarily driven by decreases in demand for leadership and development and assessment & succession offerings.

Executive Search North America. Executive Search North America reported fee revenue of $264.6 million, an increase of $4.6 million, or 2%, in the six months ended October 31, 2024 compared to $260.0 million in the year-ago period. North America’s fee revenue increased due to a 4% increase in the number of engagements billed, partially offset by a 2% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2024 compared to the year-ago period.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $92.8 million, an increase of $2.9 million, or 3%, in the six months ended October 31, 2024 compared to $89.9 million in the year-ago period. Exchange rates favorably impacted fee revenue by $1.3 million, or 1%, in the six months ended October 31, 2024 compared to the year-ago period. The increase in fee revenue was due to a 10% increase in the weighted-average fee billed per engagement (calculated using local currency), partially offset by an 8% decrease in the number of engagements billed during the six months ended October 31, 2024 compared to the year-ago period.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $42.0 million, a decrease of $1.8 million, or 4%, in the six months ended October 31, 2024 compared to $43.8 million in the year-ago period. The decrease in fee revenue was due to a 4% decrease in the number of engagements billed, partially offset by a 1% increase in the weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2024 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $15.2 million, an increase of $0.7 million, or 5%, in the six months ended October 31, 2024 compared to $14.5 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 10%, in the six months ended October 31, 2024 compared to the year-ago period.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $242.8 million, a decrease of $37.8 million, or 13%, in the six months ended October 31, 2024 compared to $280.6 million in the year-ago period. The decrease in fee revenue was primarily due to a decrease in interim fee revenue of $28.0 million as well as a decrease in permanent placement fee revenue of $9.8 million, each of which resulted from lower demand in the current economic environment.
RPO. RPO reported fee revenue of $176.1 million, a decrease of $7.3 million, or 4%, in the six months ended October 31, 2024 compared to $183.4 million in the year-ago period. The decrease in fee revenue was due to moderation in the hiring volume in the existing base of clients due to the current economic environment.
Compensation and Benefits
Compensation and benefits expense decreased by $44.5 million to $889.2 million in the six months ended October 31, 2024 from $933.7 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $61.9 million as a result of a 10% reduction in average headcount in the six months ended October 31, 2024 compared to the year-ago period and decreases in commission expense and integration/acquisition costs of $7.2 million and $6.2 million, respectively. These decreases were partially offset by an increase of $17.3 million in deferred compensation expense due to an increase in the fair value of participants' accounts, and $13.1 million in higher performance-related bonus expense in the six months ended October 31, 2024 compared to the year-ago period.
Consulting compensation and benefits expense decreased by $15.2 million, or 6%, to $228.4 million in the six months ended October 31, 2024 from $243.6 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $14.0 million as a result of an 8% reduction in average headcount in the six months ended October 31, 2024 compared to the year-ago period and a decrease in performance-related bonus expense of $6.5 million. These decreases were partially offset by increases of $3.0 million in severance related cost due to a reduction in workforce and $1.8 million in deferred compensation expense due to an increase in the fair value of participants' accounts.
Digital compensation and benefits expense decreased by $5.3 million, or 6%, to $90.9 million in the six months ended October 31, 2024 from $96.2 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $7.5 million as a result of a 7% decrease in average headcount in the six months ended October 31, 2024 compared to the year-ago period, partially offset by increases in performance-related bonus expense, commission expense and deferred compensation of $0.6 million, $0.5 million and $0.5 million, respectively.
Executive Search North America compensation and benefits expense increased by $5.7 million, or 3%, to $188.0 million in the six months ended October 31, 2024 compared to $182.3 million in the year-ago period. Compensation and benefits expense increased primarily due to an increase of $14.1 million in deferred compensation expense due to an increase in the fair value of participants' accounts, partially offset by a decrease in salaries and related payroll taxes of $4.2 million due to a 6% decrease in average headcount and a decrease in performance-related bonus expense of $3.5 million in the six months ended October 31, 2024 compared to the year-ago period.

Executive Search EMEA compensation and benefits expense decreased by $1.0 million, or 1%, to $69.7 million in the six months ended October 31, 2024 compared to $70.7 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $2.7 million due to a 6% decrease in average headcount in the six months ended October 31, 2024 compared to the year-ago period and decreases in severance related expenses and stock based compensation of $2.8 million and $0.4 million, respectively. These decreases were offset by an increase in performance-related bonus expense of $5.4 million.
Executive Search Asia Pacific compensation and benefits expense increased by $0.6 million, or 2%, to $30.1 million in the six months ended October 31, 2024 compared to $29.5 million in the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in severance related expenses of $1.0 million in the six months ended October 31, 2024 compared to the year-ago period due to a reduction in the workforce.
Executive Search Latin America compensation and benefits expense decreased by $0.5 million, or 5%, to $9.2 million in the six months ended October 31, 2024 compared to $9.7 million in the year-ago period.
Professional Search & Interim compensation and benefits expense decreased by $17.5 million, or 15%, to $99.0 million in the six months ended October 31, 2024 from $116.5 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $10.6 million as a result of a 20% reduction in average headcount as well as decreases in commission expense of $7.7 million driven by lower segment fee revenue and lower integration/acquisition cost of $6.2 million in the six months ended October 31, 2024 compared to the year-ago period. These decreases were offset by an increase in performance-related bonus expense of $8.0 million.
RPO compensation and benefits expense decreased by $13.7 million, or 9%, to $136.3 million in the six months ended October 31, 2024 from $150.0 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $20.3 million as a result of an 11% decrease in average headcount in the six months ended October 31, 2024 compared to the year-ago period, partially offset by an increase in performance-related bonus expense of $8.0 million.
Corporate compensation and benefits expense increased by $2.2 million, or 6%, to $37.6 million in the six months ended October 31, 2024 from $35.4 million in the year-ago period. The increase in compensation and benefits expense was primarily due to increases in stock-based compensation expense and deferred compensation of $1.4 million and $1.4 million, respectively, in the six months ended October 31, 2024 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses decreased by $7.2 million, or 5%, to $124.5 million in the six months ended October 31, 2024 from $131.7 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees of $3.5 million and bad debt expense of $3.4 million in the six months ended October 31, 2024 compared to the year-ago period. Also contributing to the decrease were impairment of fixed assets and right-of-use asset of $1.6 million and $1.6 million, respectively, incurred during the six months ended October 31, 2023, partially offset by increases in integration/acquisition costs of $2.0 million and marketing and business development expenses of $1.8 million in the six months ended October 31, 2024 compared to the year-ago period.
Consulting general and administrative expenses decreased by $0.9 million, or 3%, to $26.4 million in the six months ended October 31, 2024 compared to $27.3 million in the year-ago period.
Digital general and administrative expenses decreased by $1.3 million, or 6%, to $19.5 million in the six months ended October 31, 2024 from $20.8 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a $1.5 million fixed assets impairment charge incurred in the year-ago period.
Executive Search North America general and administrative expenses decreased by $0.7 million, or 4%, to $15.9 million in the six months ended October 31, 2024 compared to $16.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in premise and office expense of $1.6 million in the six months ended October 31, 2024, primarily due to cost reduction efforts and a right-of-use assets impairment charge incurred in the year-ago period, partially offset by an increase in marketing and business development expenses of $0.7 million.
Executive Search EMEA general and administrative expenses increased by $0.3 million, or 4%, to $8.3 million in the six months ended October 31, 2024 from $8.0 million in the year-ago period.
Executive Search Asia Pacific general and administrative expenses decreased by $0.7 million, or 16%, to $3.6 million in the six months ended October 31, 2024 compared to $4.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $1.2 million in the six months ended October 31, 2024 compared to the year-ago period, partially offset by the impact of foreign exchange, incurring a foreign exchange loss of $0.4 million in the six months ended October 31, 2024 compared to a foreign exchange gain of $0.2 million in the year-ago period.

Executive Search Latin America general and administrative expenses decreased by $1.3 million, or 62%, to $0.8 million in the six months ended October 31, 2024 compared to $2.1 million in the year-ago period. The decrease in general and administrative expenses was primarily due to the impact of foreign exchange, incurring a foreign exchange gain of $1.0 million in the six months ended October 31, 2024 compared to a foreign exchange loss of $0.6 million in the year-ago period.
Professional Search & Interim general and administrative expenses decreased by $4.2 million, or 31%, to $9.3 million in the six months ended October 31, 2024 compared to $13.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in premise and office expense of $1.7 million and bad debt expense of $1.5 million in the six months ended October 31, 2024 compared to the year-ago period.
RPO general and administrative expenses were $9.2 million in both the six months ended October 31, 2024 and 2023.
Corporate general and administrative expenses increased by $1.7 million, or 6%, to $31.5 million in the six months ended October 31, 2024 compared to $29.8 million in the year-ago period. The increase was primarily due to increases in integration/acquisition costs of $2.2 million and $1.3 million in marketing and business development expenses in the six months ended October 31, 2024 compared to the year-ago period, partially offset by a decrease in legal and other professional fees of $2.6 million.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense decreased by $23.5 million, or 15%, to $132.2 million in the six months ended October 31, 2024 compared to $155.7 million in the year-ago period. Professional Search & Interim accounts for $25.0 million of the decrease due to a decline in fee revenue in the segment as the Company's interim services have a higher cost of service expense as compared to the Company's other segments. Cost of services expense, as a percentage of fee revenue, decreased to 10% in the six months ended October 31, 2024 from 11% in the six months ended October 31, 2023.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $39.3 million, an increase of $0.7 million, or 2% in the six months ended October 31, 2024 compared to $38.6 million in the year-ago period.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a plan intended to eliminate excess capacity resulting from the challenging and uncertain macroeconomic business environment. As a result the Company recorded restructuring charges, net of $63.5 million and made adjustments to the previously recorded restructuring accruals of $0.4 million for total restructuring charges of $63.9 million during the six months ended October 31, 2023. During the six months ended October 31, 2024, we recorded an adjustment to the previously recorded restructuring accruals of $0.6 million.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $78.5 million, or 175%, to $123.4 million in the six months ended October 31, 2024, as compared to $44.9 million in the year-ago period. The increase in net income attributable to Korn Ferry was primarily due to decreases in restructuring charges, net, compensation and benefits expense and cost of services expense of $63.3 million, $44.5 million and $23.5 million, respectively, in the six months ended October 31, 2024 compared to the year-ago period, partially offset by lower fee revenues of $53.9 million. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% and 3% in the six months ended October 31, 2024 and 2023, respectively.
Adjusted EBITDA
Adjusted EBITDA increased $34.0 million, or 18%, to $228.2 million in the six months ended October 31, 2024 as compared to $194.2 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by decreases in compensation and benefit expense (excluding integration/acquisition costs), cost of services expenses and general and administrative expenses (excluding integration/acquisition costs and impairment of fixed assets and right-of-use assets) in the six months ended October 31, 2024 compared to the year-ago period, partially offset by a decrease in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 17% and 14% in the six months ended October 31, 2024 and 2023, respectively.
Consulting Adjusted EBITDA was $58.4 million in the six months ended October 31, 2024, an increase of $4.3 million, or 8%, as compared to $54.1 million in the year-ago period. This increase in Adjusted EBITDA was driven by a decrease in compensation and benefits expense, partially offset by a decrease in fee revenue in the six months ended October 31, 2024 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the six months ended October 31, 2024 and 2023, respectively.

Digital Adjusted EBITDA was $55.8 million in the six months ended October 31, 2024, an increase of $2.5 million, or 5%, as compared to $53.3 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense, partially offset by a decrease in fee revenue in the six months ended October 31, 2024 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 29% in the six months ended October 31, 2024 and 2023, respectively.
Executive Search North America Adjusted EBITDA increased by $13.8 million, or 24%, to $72.0 million in the six months ended October 31, 2024 compared to $58.2 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue and decreases in salaries and related payroll taxes and performance-related bonus expense in the six months ended October 31, 2024 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 27% in the six months ended October 31, 2024 as compared to 22% in the six months ended October 31, 2023.
Executive Search EMEA Adjusted EBITDA increased by $3.5 million, or 31%, to $14.8 million in the six months ended October 31, 2024 compared to $11.3 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by higher fee revenue in the segment coupled with a decrease in compensation and benefits expense in the six months ended October 31, 2024 compared to the year-ago period, partially offset by an increase in general and administrative expenses (excluding impairment of right-of-use assets). Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in the six months ended October 31, 2024 as compared to 13% in the six months ended October 31, 2023.
Executive Search Asia Pacific Adjusted EBITDA decreased by $1.5 million, or 15%, to $8.7 million in the six months ended October 31, 2024 compared to $10.2 million in the year-ago period. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% in the six months ended October 31, 2024 as compared to 23% in the six months ended October 31, 2023.
Executive Search Latin America Adjusted EBITDA increased by $2.9 million, or 116%, to $5.4 million in the six months ended October 31, 2024 compared to $2.5 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by a decrease in general and administrative expenses and an increase in fee revenue in the six months ended October 31, 2024 compared to the year-ago period. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 35% in the six months ended October 31, 2024 as compared to 18% in the six months ended October 31, 2023.
Professional Search & Interim Adjusted EBITDA was $52.9 million in the six months ended October 31, 2024, an increase of $2.9 million, or 6%, as compared to $50.0 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by decreases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding integration/acquisition costs). These decreases were partially offset by lower fee revenue in the segment. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 22% in the six months ended October 31, 2024 compared to 18% in the year-ago period.
RPO Adjusted EBITDA was $25.4 million in the six months ended October 31, 2024, an increase of $6.1 million, or 32%, as compared to $19.3 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by a decrease in compensation and benefits expense, partially offset by lower fee revenue in the segment. RPO Adjusted EBITDA, as a percentage of fee revenue, was 14% in the six months ended October 31, 2024 compared to 11% in the year-ago period.
Other Income (Loss), Net
Other income, net was $19.9 million in the six months ended October 31, 2024 compared to other loss, net of $0.3 million in the year-ago period. The difference was primarily due to gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP during the six months ended October 31, 2024 compared to losses in the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $9.6 million in the six months ended October 31, 2024 compared to $11.3 million in the year-ago period. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances as a result of higher average cash and cash equivalent balances in the six months ended October 31, 2024 compared to the year-ago period.

Income Tax Provision
The provision for income tax was $47.3 million in the six months ended October 31, 2024, with an effective tax rate of 27.2%, compared to $20.8 million in the six months ended October 31, 2023, with an effective rate of 30.5%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the effective tax rate for the six months ended October 31, 2023 was elevated due to lower earnings resulting from restructuring charges recorded in the six months ended October 31, 2023.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2024 was $3.2 million, as compared to $2.3 million in the six months ended October 31, 2023.
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
On November 1, 2024, we completed the acquisition of Trilogy, a provider of technology/digital interim talent across Europe and in the United States, for approximately $48 million, net of cash acquired. Trilogy will be part of our Interim business, which is a part of our Professional Search & Interim segment.
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of October 31, 2024, the fair value of the Notes was $390.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) replace the London interbank offered rate with Term Secured Overnight Financing Rate ("SOFR"), and (iii) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the “Revolver”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.4 million and $645.5 million available under the Revolver after $4.6 million and $4.5 million of standby letters of credit have been issued as of October 31, 2024 and April 30, 2024, respectively. The Company had a total of $12.8 million and $13.2 million of standby letters with other financial institutions as of October 31, 2024 and April 30, 2024, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.

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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $56.1 million and $8.6 million of the Company’s stock during the six months ended October 31, 2024 and 2023, respectively. As of October 31, 2024, $126.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $967.5 million and $1,195.4 million as of October 31, 2024 and April 30, 2024, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $536.8 million and $606.4 million at October 31, 2024 and April 30, 2024, respectively. As of October 31, 2024 and April 30, 2024, we held $364.5 million and $393.8 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of October 31, 2024 and April 30, 2024, marketable securities of $272.6 million and $254.4 million, respectively, included equity securities of $232.8 million (net of gross unrealized gains of $41.2 million and gross unrealized losses of $0.8 million) and $219.9 million (net of gross unrealized gains of $27.0 million and gross unrealized losses of $1.2 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $218.3 million and $202.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $215.4 million and $198.6 million as of October 31, 2024 and April 30, 2024, respectively. Unvested obligations under the deferred compensation plans totaled $19.6 million and $22.4 million as of October 31, 2024 and April 30, 2024, respectively.

The net increase in our working capital of $25.0 million as of October 31, 2024 compared to April 30, 2024 is primarily attributable to decreases in compensation and benefit payable, other accrued liabilities and income taxes payable and increases in accounts receivable, and income taxes and other receivables, partially offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2024 and paid during the first quarter of fiscal 2025. Other accrued liabilities decreased due to a decrease in deferred revenue due to lower fee revenue in the six months ended October 31, 2024 compared to the six months ended April 30, 2024. The increase in accounts receivable is due to an increase in days of sales outstanding, which went from 58 days to 65 days (which is consistent with historical experience). Income taxes and other receivables increased and income tax payable decreased due to tax payments made in the six months ended October 31, 2024 compared to the six months ended April 30, 2024. Cash used in operating activities was $105.2 million in the six months ended October 31, 2024 compared to $141.9 million in the six months ended October 31, 2023.
Cash used in investing activities was $36.3 million in the six months ended October 31, 2024 compared to $22.3 million in the year-ago period. The increase in cash used in investing activities was primarily due to $13.3 million in premiums paid on COLI policies during the six months ended October 31, 2024 compared to $0.2 million in the year-ago period.
Cash used in financing activities was $111.1 million in the six months ended October 31, 2024 compared to $38.6 million in the six months ended October 31, 2023. The increase in cash used in financing activities was primarily due to higher repurchases of the Company’s common stock of $46.6 million, as well as $20 million more in dividends paid to shareholders during the six months ended October 31, 2024 compared to the year-ago period. Also contributing to the increase were higher payments of tax withholding on restricted stock of $6.4 million in the six months ended October 31, 2024 compared to the year-ago period.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2024 and April 30, 2024, we held contracts with gross cash surrender value of $313.4 million and $295.9 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $76.4 million and $77.0 million as of October 31, 2024 and April 30, 2024, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2024 and April 30, 2024, the net cash surrender value of these policies was $236.9 million and $219.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2024.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2024, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2024 and 2023, we recorded foreign currency losses of $1.1 million and $1.5 million, respectively, in general and administrative expenses in the condensed consolidated statements of operations.
Our exposure to foreign currency exchange rates is driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of October 31, 2024 by notional value, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $15.4 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of October 31, 2024, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $76.4 million and $77.0 million of borrowings against the CSV of COLI contracts as of October 31, 2024 and April 30, 2024, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of October 31, 2024.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended October 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2024 — August 31, 2024	137,500	$69.71	137,500	$149.7 million
September 1, 2024 — September 30, 2024	150,909	$72.14	146,250	$139.1 million
October 1, 2024 — October 31, 2024	172,732	$72.21	172,500	$126.7 million
Total	461,141	$71.44	456,250
_________________________
(1)Represents withholding of 4,891 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $32.6 million of the Company’s common stock under the program during the second quarter of fiscal 2025.
The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under our Amended Credit Agreement, the Company's total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the "consolidated net leverage ratio") is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended October 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
10.1*+	Korn Ferry Amended and Restated 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed September 27, 2024.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.
+    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 9, 2024
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)