Form 10-Q
period 2025-01-31
KORN FERRY
filed 2025-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission File Number 001-14505

KORN FERRY
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1900 Avenue of the Stars, Suite 1225, Los Angeles, California 90067
(Address of principal executive offices) (Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 4, 2025 was 51,645,879 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025	April 30, 2024
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$779,298	$941,005
Marketable securities	40,658	42,742
Receivables due from clients, net of allowance for doubtful accounts of $43,484 and $44,192 at January 31, 2025 and April 30, 2024, respectively	575,703	541,014
Income taxes and other receivables	54,467	40,696
Unearned compensation	61,842	59,247
Prepaid expenses and other assets	45,352	49,456
Total current assets	1,557,320	1,674,160

Marketable securities, non-current	241,037	211,681
Property and equipment, net	162,769	161,849
Operating lease right-of-use assets, net	148,169	160,464
Cash surrender value of company-owned life insurance policies, net of loans	254,027	218,977
Deferred income taxes	130,427	133,564
Goodwill	942,105	908,376
Intangible assets, net	75,841	88,833
Unearned compensation, non-current	111,121	99,913
Investments and other assets	26,843	21,052
Total assets	$3,649,659	$3,678,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$51,659	$50,112
Income taxes payable	20,653	24,076
Compensation and benefits payable	416,051	525,466
Operating lease liability, current	36,806	36,073
Other accrued liabilities	292,588	298,792
Total current liabilities	817,757	934,519

Deferred compensation and other retirement plans	476,413	440,396
Operating lease liability, non-current	130,850	143,507
Long-term debt	397,535	396,946
Deferred tax liabilities	4,952	4,540
Other liabilities	24,875	21,636
Total liabilities	1,852,382	1,941,544

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 78,287 and 77,460 shares issued and 51,573 and 51,983 shares outstanding at January 31, 2025 and April 30, 2024, respectively	365,435	414,885
Retained earnings	1,549,086	1,425,844
Accumulated other comprehensive loss, net	(121,781)	(107,671)
Total Korn Ferry stockholders' equity	1,792,740	1,733,058
Noncontrolling interest	4,537	4,267
Total stockholders' equity	1,797,277	1,737,325
Total liabilities and stockholders' equity	$3,649,659	$3,678,869
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands, except per share data)
Fee revenue	$668,729	$668,679	$2,018,040	$2,071,871
Reimbursed out-of-pocket engagement expenses	7,809	8,194	23,219	23,711
Total revenue	676,538	676,873	2,041,259	2,095,582

Compensation and benefits	425,319	456,216	1,314,521	1,389,956
General and administrative expenses	65,325	62,661	189,865	194,315
Reimbursed expenses	7,809	8,194	23,219	23,711
Cost of services	78,047	75,814	210,248	231,516
Depreciation and amortization	20,490	19,509	59,756	58,075
Restructuring charges, net	1,316	4,612	1,892	68,558
Total operating expenses	598,306	627,006	1,799,501	1,966,131

Operating income	78,232	49,867	241,758	129,451
Other income, net	9,363	23,817	29,259	23,559
Interest expense, net	(5,461)	(4,946)	(15,032)	(16,282)
Income before provision for income taxes	82,134	68,738	255,985	136,728
Income tax provision	22,795	9,018	70,047	29,779
Net income	59,339	59,720	185,938	106,949
Net income attributable to noncontrolling interest	(925)	(649)	(4,120)	(2,984)
Net income attributable to Korn Ferry	$58,414	$59,071	$181,818	$103,965

Earnings per common share attributable to Korn Ferry:
Basic	$1.12	$1.14	$3.46	$2.00
Diluted	$1.10	$1.13	$3.40	$1.99

Weighted-average common shares outstanding:
Basic	51,606	51,126	51,838	51,129
Diluted	52,364	51,343	52,789	51,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Net income	$59,339	$59,720	$185,938	$106,949

Other comprehensive income:
Foreign currency translation adjustments	(21,353)	12,990	(14,902)	(10,228)
Deferred compensation and pension plan adjustments, net of tax	56	29	(91)	84
Net unrealized (loss) gain on marketable securities, net of tax	(23)	172	71	344
Comprehensive income	38,019	72,911	171,016	97,149
Less: comprehensive income attributable to noncontrolling interest	(885)	(897)	(3,308)	(3,350)
Comprehensive income attributable to Korn Ferry	$37,134	$72,014	$167,708	$93,799
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to shareholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	390,053	1,468,648	(104,860)	1,753,841	5,401	1,759,242
Net income	—	—	60,800	—	60,800	1,543	62,343
Other comprehensive income (loss)	—	—	—	4,359	4,359	(254)	4,105
Dividends paid to shareholders	—	—	(19,462)	—	(19,462)	—	(19,462)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,570)	(1,570)
Purchase of stock	(461)	(32,944)	—	—	(32,944)	—	(32,944)
Issuance of stock	55	—	—	—	—	—	—
Stock-based compensation	—	11,151	—	—	11,151	—	11,151
Balance as of October 31, 2024	51,748	368,260	1,509,986	(100,501)	1,777,745	5,120	1,782,865
Net income	—	—	58,414	—	58,414	925	59,339
Other comprehensive loss	—	—	—	(21,280)	(21,280)	(40)	(21,320)
Dividends paid to shareholders	—	—	(19,314)	—	(19,314)	—	(19,314)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,468)	(1,468)
Purchase of stock	(238)	(17,972)	—	—	(17,972)	—	(17,972)
Issuance of stock	63	4,022	—	—	4,022	—	4,022
Stock-based compensation	—	11,125	—	—	11,125	—	11,125
Balance as of January 31, 2025	51,573	$365,435	$1,549,086	$(121,781)	$1,792,740	$4,537	$1,797,277

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

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended January 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net income	$185,938	$106,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,756	58,075
Stock-based compensation expense	33,464	30,260
Provision for doubtful accounts	12,918	17,204
Gain on marketable securities	(27,992)	(22,801)
Deferred income taxes	5,964	(18,818)
Gain on cash surrender value of life insurance policies	(7,253)	(6,444)
Impairment of right-of-use assets	2,452	1,629
Impairment of fixed assets	509	1,575
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(127,755)	(147,559)
Receivables due from clients	(35,933)	(37,320)
Deferred compensation	39,860	49,609
Unearned compensation	(13,803)	(4,274)
Income taxes and other receivables	(13,347)	(8,712)
Income taxes payable	(7,364)	3,410
Prepaid expenses and other assets	4,279	(158)
Other	(3,144)	(520)
Net cash provided by operating activities	108,549	22,105
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(44,442)	—
Purchase of property and equipment	(42,191)	(43,287)
Proceeds from sales/maturities of marketable securities	33,428	38,138
Purchase of marketable securities	(31,916)	(40,714)
Premium on company-owned life insurance policies	(28,213)	(14,953)
Proceeds from life insurance policies	612	16,272
Dividends received from unconsolidated subsidiaries	40	—
Net cash used in investing activities	(112,682)	(44,544)
Cash flows from financing activities:
Repurchases of common stock	(73,920)	(30,128)
Dividends paid to shareholders	(58,576)	(36,906)
Payments of tax withholdings on restricted stock	(17,053)	(10,609)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	7,868	8,347
Dividends - noncontrolling interest	(3,038)	(4,496)
Principal payments on finance leases	(1,211)	(1,361)
Payments on life insurance policy loans	(519)	(123)
Net cash used in financing activities	(146,449)	(75,276)
Effect of exchange rate changes on cash and cash equivalents	(11,125)	(9,512)
Net decrease in cash and cash equivalents	(161,707)	(107,227)
Cash and cash equivalents at beginning of period	941,005	844,024
Cash and cash equivalents at end of the period	$779,298	$736,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025
1. Organization and Summary of Significant Accounting Policies
Nature of Business
Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a global organizational consulting firm, bringing together strategy and talent to drive superior performance for our clients. The Company works with clients to design their organizational structures, roles, and responsibilities. The Company helps organizations hire the right people and advise them on how to reward, develop, and motivate their workforce. And the Company helps professionals navigate and advance their careers.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2025 and April 30, 2024, the Company's investments in cash equivalents consisted of money market funds, and as of April 30, 2024 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and nine months ended January 31, 2025 and 2024, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
As of January 31, 2025 and April 30, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
Business Acquisitions
Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure at fair value the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s condensed consolidated financial statements from the date of acquisition. Identifiable assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts recognized is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Among other things, goodwill arises because the purchase prices for businesses acquired reflect a number of factors including the future earnings and cash flow potential of the businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company's existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. Adjustments to fair value assessments that existed about the assets and liabilities at the acquisition date are generally recorded as a purchase price adjustment to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure at fair value identifiable assets and liabilities including those arising from contingencies and contingent consideration in a business combination.
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, right-of-use ("ROU") assets and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended January 31, 2025, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $2.5 million and an impairment of leasehold improvements and furniture and fixtures of $0.2 million, both recorded in the condensed consolidated statements of income in general and administrative expenses. Furthermore, during the three and nine months ended January 31, 2025, the Company also recognized a $0.4 million software impairment charge in the Digital segment, which was recorded in the condensed consolidated statements of income in general and administrative expenses. During the nine months ended January 31, 2024, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of ROU assets of $1.6 million and an impairment of leasehold improvements and furniture and fixtures of $0.1 million, both recorded in the condensed consolidated statements of income in general and administrative expenses. During the nine months ended January 31, 2024, the Company also recognized a $1.5 million software impairment charge in the Digital segment, which was recorded in the condensed consolidated statements of income in general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the most recent quantitative impairment test performed as of February 1, 2024, indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairment charge was recognized. As of January 31, 2025 and April 30, 2024, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of January 31, 2025 and April 30, 2024.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
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
In November 2024, the Financial Accounting Standards Board issued an accounting update that requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendment in this update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will adopt this guidance in fiscal 2028 and in interim periods beginning in fiscal 2029. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$58,414	$59,071	$181,818	$103,965
Less: distributed and undistributed earnings to nonvested restricted stockholders	721	1,014	2,488	1,954
Basic net earnings attributable to common stockholders	57,693	58,057	179,330	102,011
Add: undistributed earnings to nonvested restricted stockholders	483	717	1,654	1,273
Less: reallocation of undistributed earnings to nonvested restricted stockholders	476	714	1,625	1,268
Diluted net earnings attributable to common stockholders	$57,700	$58,060	$179,359	$102,016

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,606	51,126	51,838	51,129
Effect of dilutive securities:
Restricted stock	755	216	947	193
ESPP	3	1	4	7
Diluted weighted-average number of common shares outstanding	52,364	51,343	52,789	51,329

Net earnings per common share:
Basic earnings per share	$1.12	$1.14	$3.46	$2.00
Diluted earnings per share	$1.10	$1.13	$3.40	$1.99
During the three and nine months ended January 31, 2025, restricted stock awards of 0.6 million shares and 0.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2024, restricted stock awards of 0.9 million shares and 1.0 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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
The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2025	April 30, 2024

	(in thousands)
Foreign currency translation adjustments	$(130,094)	$(116,004)
Deferred compensation and pension plan adjustments, net of tax	8,279	8,370
Marketable securities unrealized gain (loss), net of tax	34	(37)
Accumulated other comprehensive loss, net	$(121,781)	$(107,671)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2024	$(108,781)	$8,223	$57	$(100,501)
Unrealized losses arising during the period	(21,313)	—	(21)	(21,334)
Reclassification of realized net losses (gains) to net income	—	56	(2)	54
Balance as of January 31, 2025	$(130,094)	$8,279	$34	$(121,781)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2024	$(116,004)	$8,370	$(37)	$(107,671)
Unrealized (losses) gains arising during the period	(14,090)	—	73	(14,017)
Reclassification of realized net gains to net income	—	(91)	(2)	(93)
Balance as of January 31, 2025	$(130,094)	$8,279	$34	$(121,781)
___________________

(1)	The tax effect on the reclassification of realized net gains was $0.1 million for the nine months ended January 31, 2025.
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2023	$(120,196)	$4,436	$(113)	$(115,873)
Unrealized gains arising during the period	12,742	—	172	12,914
Reclassification of realized net losses to net income	—	29	—	29
Balance as of January 31, 2024	$(107,454)	$4,465	$59	$(102,930)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (2)	Unrealized (Losses) Gains on Marketable Securities (1)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2023	$(96,860)	$4,381	$(285)	$(92,764)
Unrealized (losses) gains arising during the period	(10,594)	—	344	(10,250)
Reclassification of realized net losses to net income	—	84	—	84
Balance as of January 31, 2024	$(107,454)	$4,465	$59	$(102,930)
___________________

(1)	The tax effect on the unrealized gains were $0.1 million and $0.1 million for the three and nine months ended January 31, 2024.
(2)	The tax effect on the reclassification of realized net losses was $0.1 million for the nine months ended January 31, 2024.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Restricted stock	$11,125	$10,119	$32,837	$29,611
ESPP	176	188	627	649
Total stock-based compensation expense	$11,301	$10,307	$33,464	$30,260
Common Stock
During the three and nine months ended January 31, 2025, the Company repurchased (on the open market or through privately negotiated transactions) 237,000 shares and 1,044,500 shares of the Company’s common stock for $17.9 million and $74.0 million, respectively. During the three and nine months ended January 31, 2024, the Company repurchased (on the open market or through privately negotiated transactions) 382,500 shares and 565,000 shares of the Company's common stock for $21.0 million and $29.6 million, respectively.
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

Cash dividends declared per share	$0.37	$0.33	$1.11	$0.69

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2025 and April 30, 2024:

	January 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$4,650	$—	$(3)	$4,647	$—	$4,647	$—	$—
Corporate notes/bonds	31,030	76	(32)	31,074	—	17,470	13,604	—
U.S. Treasury and Agency Securities	4,466	5	(1)	4,470	—	3,971	499	—
Total debt investments	$40,146	$81	$(36)	$40,191	$—	$26,088	$14,103	$—
Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$241,504	$—	$14,570	$226,934	$—
Total equity investments				$241,504	$—	$14,570	$226,934	$—
Cash				$604,876	$604,876	$—	$—	$—
Money market funds				174,422	174,422	—	—	—
Level 2:
Foreign currency forward contracts				(1,150)	—	—	—	(1,150)
Total				$1,059,843	$779,298	$40,658	$241,037	$(1,150)

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)

	April 30, 2024
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $220.3 million and $198.6 million as of January 31, 2025 and April 30, 2024, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $19.9 million and $22.4 million as of January 31, 2025 and April 30, 2024, respectively. During the three and nine months ended January 31, 2025, the fair value of the investments increased; therefore, the Company recognized a gain of $9.1 million and $28.0 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2024, the fair value of the investments increased; therefore, the Company recognized a gain of $23.8 million and $22.8 million, respectively, which was recorded in other income, net.

As of January 31, 2025, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 24 months. During the three and nine months ended January 31, 2025, there were $7.7 million and $24.5 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2024, there were $4.4 million and $30.6 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2025 and April 30, 2024, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of January 31, 2025 and 2024 were $15.1 million and $20.9 million, respectively.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2025	April 30, 2024

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$569	$979
Derivative liabilities:
Foreign currency forward contracts	$1,719	$1,406
As of January 31, 2025, the total notional amounts of the forward contracts purchased and sold were $89.2 million and $37.8 million, respectively. As of April 30, 2024, the total notional amounts of the forward contracts purchased and sold were $82.9 million and $34.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three and nine months ended January 31, 2025, the Company incurred losses of $1.7 million and $2.0 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. During the three and nine months ended January 31, 2024, the Company incurred gains of $2.4 million and $0.9 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency losses and gains related to forward contracts offset foreign currency gains and losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Service cost	$11,825	$11,347	$34,305	$32,526
Interest cost	4,513	3,435	13,477	10,228
Amortization of actuarial loss	33	184	97	551
Expected return on plan assets (1)	(267)	(272)	(799)	(816)
Net periodic service credit amortization	(101)	(101)	(304)	(304)
Net periodic benefit costs (2)	$16,003	$14,593	$46,776	$42,185
___________________

(1)	The expected long-term rate of return on plan assets was 6.00% for both January 31, 2025 and 2024.
(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $330.5 million and $295.9 million as of January 31, 2025 and April 30, 2024, respectively, was offset by outstanding policy loans of $76.4 million and $77.0 million in the accompanying condensed consolidated balance sheets as of January 31, 2025 and April 30, 2024, respectively. The CSV value of the underlying COLI investments increased by $2.5 million and $7.3 million during the three and nine months ended January 31, 2025, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income. The CSV value of the underlying COLI investment increased by $2.5 million and $6.4 million during the three and nine months ended January 31, 2024, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2025, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $8.8 million and $27.1 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $9.1 million and $28.0 million during the three and nine months ended January 31, 2025, recorded in other income, net on the condensed consolidated statements of income. During the three and nine months ended January 31, 2024, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $22.5 million and $22.7 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $23.8 million and $22.8 million during the three and nine months ended January 31, 2024, recorded in other income, net on the condensed consolidated statements of income (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of January 31, 2025 and April 30, 2024:

	January 31, 2025	April 30, 2024

	(in thousands)
Contract assets-unbilled receivables	$120,079	$116,368
Contract liabilities-deferred revenue	$238,328	$240,958
During the nine months ended January 31, 2025, we recognized revenue of $168.1 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of January 31, 2025, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,122.8 million. Of the $1,122.8 million of remaining performance obligations, the Company expects to recognize approximately $186.3 million in the remainder of fiscal 2025, $509.5 million in fiscal 2026, $259.0 million in fiscal 2027 and the remaining $168.0 million in fiscal 2028 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by line of business and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$198,830	29.7%	$205,187	30.7%
Financial Services	126,378	18.9	117,836	17.6
Life Sciences/Healthcare	118,358	17.7	115,775	17.3
Technology	98,425	14.7	90,784	13.6
Consumer Goods	83,977	12.6	97,467	14.6
Education/Non–Profit/General	42,761	6.4	41,630	6.2
Fee Revenue	$668,729	100.0%	$668,679	100.0%

	Nine Months Ended January 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$605,614	30.0%	$612,036	29.5%
Financial Services	377,625	18.7	368,208	17.8
Life Sciences/Healthcare	349,946	17.3	358,994	17.3
Technology	292,362	14.5	304,686	14.7
Consumer Goods	257,622	12.8	290,890	14.1
Education/Non–Profit/General	134,871	6.7	137,057	6.6
Fee Revenue	$2,018,040	100.0%	$2,071,871	100.0%

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2024	$44,192
Provision for credit losses	12,918
Write-offs	(13,745)
Recoveries of amounts previously written off	837
Foreign currency translation	(718)
Balance at January 31, 2025	$43,484
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at January 31, 2025
Commercial paper	$4,647	$3	$—	$—	$—	$4,647	$—
Corporate notes/bonds	$9,366	$32	$—	$—	$—	$2,551	$6,815
U.S. Treasury and Agency Securities	$1,499	$1	$—	$—	$—	$1,000	$499
Balance at April 30, 2024
Commercial paper	$11,040	$19	$—	$—	$3,932	$7,108	$—
Corporate notes/bonds	$11,022	$26	$1,999	$1	$—	$9,050	$3,971
U.S. Treasury and Agency Securities	$4,346	$9	$—	$—	$—	$2,441	$1,905
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the credit worthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was $22.8 million and $70.0 million in the three and nine months ended January 31, 2025, with an effective tax rate of 27.8% and 27.4%, respectively, compared to $9.0 million and $29.8 million in the three and nine months ended January 31, 2024, with an effective tax rate of 13.1% and 21.8%, respectively. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in the effective tax rate for the three and nine months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
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

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
Financial highlights are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	Consolidated
	(in thousands)
Fee revenue	$668,729	$668,679	$2,018,040	$2,071,871
Total revenue	$676,538	$676,873	$2,041,259	$2,095,582

Net income attributable to Korn Ferry	$58,414	$59,071	$181,818	$103,965
Net income attributable to noncontrolling interest	925	649	4,120	2,984
Interest expense, net	5,461	4,946	15,032	16,282
Income tax provision	22,795	9,018	70,047	29,779
Depreciation and amortization	20,490	19,509	59,756	58,075
Integration/acquisition costs	2,127	3,899	7,099	13,057
Impairment of fixed assets	509	—	509	1,575
Impairment of right-of-use assets	2,452	—	2,452	1,629
Restructuring charges, net	1,316	4,612	1,892	68,558
Adjusted EBITDA (1)	$114,489	$101,704	$342,725	$295,904
___________________

(1)
Adjusted EBITDA refers to earnings before interest, taxes, depreciation and amortization, and further excludes integration/acquisition costs, impairment of fixed assets, impairment of right-of-use assets, and restructuring charges, net when applicable.

Financial highlights by reportable segments are as follows:

	Three Months Ended January 31,
	2025			2024
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$158,704	$161,382	$28,026	$166,947	$169,929	$27,812
Digital	90,823	90,836	28,408	90,317	90,394	27,370
Executive Search:
North America	128,264	129,889	37,175	121,449	123,059	29,382
EMEA	47,840	48,087	7,845	48,999	49,171	7,799
Asia Pacific	21,664	21,794	4,504	21,324	21,384	4,500
Latin America	6,803	6,807	1,696	7,541	7,543	1,750
Professional Search & Interim	129,957	130,854	27,265	130,890	131,824	23,795
RPO	84,674	86,889	12,743	81,212	83,569	9,291
Corporate	—	—	(33,173)	—	—	(29,995)
Consolidated	$668,729	$676,538	$114,489	$668,679	$676,873	$101,704

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)

	Nine Months Ended January 31,
	2025			2024
	Fee revenue	Total revenue	Adjusted EBITDA	Fee revenue	Total revenue	Adjusted EBITDA

	(in thousands)
Consulting	$493,345	$501,533	$86,426	$512,830	$521,675	$81,920
Digital	271,896	272,085	84,219	275,395	275,563	80,678
Executive Search:
North America	392,907	397,395	109,180	381,459	386,405	87,574
EMEA	140,609	141,495	22,597	138,873	139,621	19,056
Asia Pacific	63,707	64,038	13,154	65,167	65,454	14,690
Latin America	21,982	21,992	7,046	22,041	22,050	4,296
Professional Search & Interim	372,805	375,572	80,174	411,453	414,348	73,746
RPO	260,789	267,149	38,136	264,653	270,466	28,617
Corporate	—	—	(98,207)	—	—	(94,673)
Consolidated	$2,018,040	$2,041,259	$342,725	$2,071,871	$2,095,582	$295,904
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, net at amortized cost, consisted of the following:

In thousands	January 31, 2025	April 30, 2024
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(2,465)	(3,054)
Long-term borrowings, net of unamortized discount and debt issuance costs	$397,535	$396,946
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
As of January 31, 2025 and April 30, 2024, there was no outstanding liability under the Revolver, and the Company was in compliance with its debt covenants. The Company had a total of $645.5 million available under the Revolver for both January 31, 2025 and April 30, 2024 after $4.5 million of standby letters of credit were issued for both January 31, 2025 and April 30, 2024. The Company had a total of $12.5 million and $13.2 million of standby letters with other financial institutions as of January 31, 2025 and April 30, 2024, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024

	(in thousands)
Finance lease cost
Amortization of ROU assets	$352	$384	$1,093	$1,234
Interest on lease liabilities	41	53	135	161
	393	437	1,228	1,395
Operating lease cost	11,774	12,013	35,865	35,099
Short-term lease cost	226	178	654	669
Variable lease cost	2,763	3,371	8,131	10,286
Lease impairment cost	2,452	—	2,452	1,629
Sublease income	(1,309)	(1,096)	(3,668)	(3,210)
Total lease cost	$16,299	$14,903	$44,662	$45,868
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,372	$38,616
Financing cash flows from finance leases	$1,211	$1,361

ROU assets obtained in exchange for lease obligations:
Operating leases	$20,908	$56,487
Finance leases	$393	$882
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2025 (excluding the nine months ended January 31, 2025)	$10,207	$380
2026	41,736	1,281
2027	29,760	865
2028	24,701	567
2029	19,634	17
Thereafter	83,664	—
Total lease payments	209,702	3,110
Less: imputed interest	42,046	209
Total	$167,656	$2,901

KORN FERRY AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2025 (continued)
13. Acquisition
On November 1, 2024, the Company completed its acquisition of Trilogy International ("Trilogy") for $44.4 million, net of cash acquired and recognized goodwill of $36.9 million.
Headquartered in London, Trilogy provides digital interim talent across EMEA and in the United States. Results of operations of Trilogy International are included in the Company's condensed consolidated financial statements from November 1, 2024, the effective date of the acquisition in the Professional Search & Interim segment.
14. Subsequent Events
Quarterly Dividend Declaration
On March 10, 2025, the Board of Directors of the Company approved an increase to the Company's quarterly dividend policy and declared a cash dividend of $0.48 per share with a payment date of April 15, 2025 to holders of the Company’s common stock of record at the close of business on March 27, 2025. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, trade wars, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to corporate responsibility matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence ("AI"), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, treaties, or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, including Trilogy International ("Trilogy"), resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2024 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Executive Summary
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our” and “us”) is a global organizational consulting firm, bringing together strategy and talent to drive superior performance for our clients. We work with clients to design their organizational structures, roles, and responsibilities. We help organizations hire the right people and advise them on how to reward, develop, and motivate their workforce. And we help professionals navigate and advance their careers.
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
Leveraging the strong connection between our various service offerings and our lines of business, we have an integrated go-to-market strategy. As we drive this strategy, a focal point for us is our Marquee and Regional account program which is comprised of approximately 350 of our top clients. These accounts have Global Account Leaders assigned who help to orchestrate the delivery of core and integrated solutions that cut across multiple lines of business – effectively making all of the Firm’s resources available as our clients tackle their business and human capital issues. Despite near-term headwinds, such as economic uncertainty, we believe Korn Ferry is poised for continued growth. We are capitalizing on the current and growing relevance of our core and integrated solutions which, in combination with the strong connections amongst our service offerings and our acquisition activities, drives top-line synergies that have resulted in double digit fee revenue growth rates (CAGR) over the past twenty years.
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

Q3 FY'25 Performance Highlights

•Fee revenue in Q3 FY'25 was $668.7 million, flat year over year.

•RPO fee revenue increased 4% year over year and new business in Q3 FY'25 was $210 million, of which 64% and 36% was from new client wins and renewals/extensions, respectively.

•Net income attributable to Korn Ferry was $58.4 million and Adjusted EBITDA was $114.5 million.

•Net income attributable to Korn Ferry margin was 8.7%, a 10bps decrease compared to the year-ago quarter. Adjusted EBITDA margin was 17.1%, a 190bps increase compared to the year-ago quarter.

•Diluted earnings per share was $1.10 in Q3 FY'25.

On November 1, 2024, we completed the acquisition of Trilogy for $44.4 million, net of cash acquired. Headquartered in London, Trilogy is a leading provider of digital interim talent across EMEA and in the United States. Trilogy operates at the forefront of change, in a large addressable market, with highly relevant digital interim professional offerings and broad EMEA footprint. Through the combination with Trilogy, Korn Ferry's Professional Search & Interim business is expected to extend our ability to scale the Company's solutions at the intersection of talent, transformation and strategy.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended January 31, 2025, Adjusted EBITDA excluded $2.5 million of impairment of right-of-use assets, $2.1 million of integration/acquisition costs, $1.3 million of restructuring charges, net, and $0.5 million impairment of fixed assets. For the nine months ended January 31, 2025, Adjusted EBITDA excluded $7.1 million of integration/acquisition costs, $2.5 million of impairment of right-of-use assets, $1.9 million of restructuring charges, net, and $0.5 million impairment of fixed assets. For the three months ended January 31, 2024, Adjusted EBITDA excluded $4.6 million of restructuring charges, net, and $3.9 million of integration/acquisition costs. For the nine months ended January 31, 2024, Adjusted EBITDA excluded $68.6 million of restructuring charges, net, $13.1 million of integration/acquisition costs, $1.6 million of impairment of right-of-use assets, and $1.6 million impairment of fixed assets.
Consolidated and subtotals of Executive Search Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.2	1.2	1.2	1.1
Total revenue	101.2	101.2	101.2	101.1
Compensation and benefits	63.6	68.2	65.1	67.1
General and administrative expenses	9.8	9.4	9.4	9.4
Reimbursed expenses	1.2	1.2	1.2	1.1
Cost of services	11.7	11.3	10.4	11.2
Depreciation and amortization	3.1	2.9	3.0	2.8
Restructuring charges, net	0.2	0.7	0.1	3.3
Other income, net	1.4	3.6	1.4	1.1
Interest expense, net	0.8	0.7	0.7	0.8
Income tax provision	3.4	1.4	3.5	1.5
Net income	8.9%	8.9%	9.2%	5.2%
Net income attributable to Korn Ferry	8.7%	8.8%	9.0%	5.0%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2025		2024		2025		2024
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$158,704	23.7%	$166,947	25.0%	$493,345	24.4%	$512,830	24.7%
Digital	90,823	13.6	90,317	13.5	271,896	13.5	275,395	13.3
Executive Search:
North America	128,264	19.2	121,449	18.2	392,907	19.5	381,459	18.4
EMEA	47,840	7.2	48,999	7.3	140,609	7.0	138,873	6.7
Asia Pacific	21,664	3.2	21,324	3.2	63,707	3.1	65,167	3.1
Latin America	6,803	1.0	7,541	1.1	21,982	1.1	22,041	1.1
Total Executive Search	204,571	30.6	199,313	29.8	619,205	30.7	607,540	29.3
Professional Search & Interim	129,957	19.4	130,890	19.6	372,805	18.5	411,453	19.9
RPO	84,674	12.7	81,212	12.1	260,789	12.9	264,653	12.8
Total fee revenue	668,729	100.0%	668,679	100.0%	2,018,040	100.0%	2,071,871	100.0%
Reimbursed out-of-pocket engagement expense	7,809		8,194		23,219		23,711
Total revenue	$676,538		$676,873		$2,041,259		$2,095,582

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

	Three Months Ended January 31,
	2025		2024

	Consolidated
	(dollar in thousands)
Fee revenue	$668,729	100.0%	$668,679	100.0%
Total revenue	$676,538	101.2%	$676,873	101.2%

Net income attributable to Korn Ferry	$58,414	8.7%	$59,071	8.8%
Net income attributable to noncontrolling interest	925	0.1	649	0.1
Interest expense, net	5,461	0.8	4,946	0.7
Income tax provision	22,795	3.4	9,018	1.4
Depreciation and amortization	20,490	3.1	19,509	2.9
Integration/acquisition costs	2,127	0.3	3,899	0.6
Restructuring charges, net	1,316	0.2	4,612	0.7
Impairment of fixed assets	509	0.1	—	—
Impairment of right-of-use assets	2,452	0.4	—	—
Adjusted EBITDA	$114,489	17.1%	$101,704	15.2%

	Nine Months Ended January 31,
	2025		2024

	Consolidated
	(dollar in thousands)
Fee revenue	$2,018,040	100.0%	$2,071,871	100.0%
Total revenue	$2,041,259	101.2%	$2,095,582	101.1%

Net income attributable to Korn Ferry	$181,818	9.0%	$103,965	5.0%
Net income attributable to noncontrolling interest	4,120	0.2	2,984	0.1
Interest expense, net	15,032	0.7	16,282	0.8
Income tax provision	70,047	3.5	29,779	1.5
Depreciation and amortization	59,756	3.0	58,075	2.8
Integration/acquisition costs	7,099	0.4	13,057	0.6
Restructuring charges, net	1,892	0.1	68,558	3.3
Impairment of fixed assets	509	—	1,575	0.1
Impairment of right-of-use assets	2,452	0.1	1,629	0.1
Adjusted EBITDA	$342,725	17.0%	$295,904	14.3%

	Three Months Ended January 31,
	2025				2024

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$58,414	8.7%			$59,071	8.8%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$158,704	$161,382	$28,026	17.7%	$166,947	$169,929	$27,812	16.7%
Digital	90,823	90,836	28,408	31.3%	90,317	90,394	27,370	30.3%
Executive Search:
North America	128,264	129,889	37,175	29.0%	121,449	123,059	29,382	24.2%
EMEA	47,840	48,087	7,845	16.4%	48,999	49,171	7,799	15.9%
Asia Pacific	21,664	21,794	4,504	20.8%	21,324	21,384	4,500	21.1%
Latin America	6,803	6,807	1,696	24.9%	7,541	7,543	1,750	23.2%
Total Executive Search	204,571	206,577	51,220	25.0%	199,313	201,157	43,431	21.8%
Professional Search & Interim	129,957	130,854	27,265	21.0%	130,890	131,824	23,795	18.2%
RPO	84,674	86,889	12,743	15.0%	81,212	83,569	9,291	11.4%
Corporate	—	—	(33,173)		—	—	(29,995)
Consolidated	$668,729	$676,538	$114,489	17.1%	$668,679	$676,873	$101,704	15.2%

	Nine Months Ended January 31,
	2025				2024

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$181,818	9.0%			$103,965	5.0%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$493,345	$501,533	$86,426	17.5%	$512,830	$521,675	$81,920	16.0%
Digital	271,896	272,085	84,219	31.0%	275,395	275,563	80,678	29.3%
Executive Search:
North America	392,907	397,395	109,180	27.8%	381,459	386,405	87,574	23.0%
EMEA	140,609	141,495	22,597	16.1%	138,873	139,621	19,056	13.7%
Asia Pacific	63,707	64,038	13,154	20.6%	65,167	65,454	14,690	22.5%
Latin America	21,982	21,992	7,046	32.1%	22,041	22,050	4,296	19.5%
Total Executive Search	619,205	624,920	151,977	24.5%	607,540	613,530	125,616	20.7%
Professional Search & Interim	372,805	375,572	80,174	21.5%	411,453	414,348	73,746	17.9%
RPO	260,789	267,149	38,136	14.6%	264,653	270,466	28,617	10.8%
Corporate	—	—	(98,207)		—	—	(94,673)
Consolidated	$2,018,040	$2,041,259	$342,725	17.0%	$2,071,871	$2,095,582	$295,904	14.3%
Three Months Ended January 31, 2025 Compared to Three Months Ended January 31, 2024
Fee Revenue
Fee Revenue. Fee revenue was $668.7 million in the three months ended January 31, 2025, flat compared to $668.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $10.0 million, or 2%, in the three months ended January 31, 2025 compared to the year-ago quarter. Fee revenue increased slightly in Executive Search North America, RPO and Digital, offset by a decline in fee revenue in Consulting.
Consulting. Consulting reported fee revenue of $158.7 million, a decrease of $8.2 million, or 5%, in the three months ended January 31, 2025 compared to $166.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.9 million, or 2%, in the three months ended January 31, 2025 compared to the year-ago quarter. The decrease in Consulting fee revenue was primarily driven by a decline in organizational strategy and total rewards offerings, due to the increase in larger engagements (those over $1.0 million) which convert to fee revenue over a longer duration and, to a lesser extent, slower client consumption of solutions and services such as assessments and training development.
Digital. Digital reported fee revenue of $90.8 million, an increase of $0.5 million, or 1%, in the three months ended January 31, 2025, compared to $90.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.1 million, or 2%, in the three months ended January 31, 2025 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $128.3 million, an increase of $6.9 million, or 6%, in the three months ended January 31, 2025 compared to $121.4 million in the year-ago quarter driven by a 7% increase in the number of engagements billed, partially offset by a 1% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2025 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $47.8 million, a decrease of $1.2 million, or 2%, in the three months ended January 31, 2025 compared to $49.0 million in the year-ago quarter. The decrease in fee revenue was due to a 3% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2025 compared to the year-ago quarter.

Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $21.7 million in the three months ended January 31, 2025, essentially flat compared to $21.3 million in the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $6.8 million, a decrease of $0.7 million, or 9%, in the three months ended January 31, 2025, compared to $7.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 15%, in the three months ended January 31, 2025 compared to the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $130.0 million in the three months ended January 31, 2025 essentially flat compared to $130.9 million in the year-ago quarter. The change in fee revenue was impacted by the Industry-wide slowdown in demand for permanent and Interim professionals offset by additional fee revenue from the acquisition of Trilogy, effective November 1, 2024.
RPO. RPO reported fee revenue of $84.7 million in the three months ended January 31, 2025, an increase of $3.5 million, or 4%, in the three months ended January 31, 2025 compared to $81.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 2%, in the three months ended January 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily due to recent new client wins being stood up and an increase in demand from our base clients in the North America and Asia Pacific regions.
Compensation and Benefits
Compensation and benefits expense decreased by $30.9 million, or 7%, to $425.3 million in the three months ended January 31, 2025 from $456.2 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $5.5 million, or 1%, in the three months ended January 31, 2025 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease of $14.5 million in deferred compensation expense due to a decrease in the fair value of participants' accounts in the three months ended January 31, 2025 compared to the year-ago quarter, lower performance-related bonus expense of $8.2 million and a decrease in salaries and related payroll taxes of $7.5 million due to a 2% reduction in average headcount.
Consulting compensation and benefits expense decreased by $6.0 million, or 5%, to $109.5 million in the three months ended January 31, 2025 from $115.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.7 million, or 1%, in the three months ended January 31, 2025 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $3.4 million driven by the lower segment fee revenue and a decrease in salaries and related payroll taxes of $3.0 million as a result of a 5% reduction in average headcount in the three months ended January 31, 2025 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $2.5 million, or 5%, to $43.3 million in the three months ended January 31, 2025 compared to $45.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.0 million, or 2%, in the three months ended January 31, 2025 compared to the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in commission expense of $1.6 million and lower performance-related bonus expense of $0.8 million in the three months ended January 31, 2025 compared to the year-ago quarter.
Executive Search North America compensation and benefits expense decreased by $11.9 million, or 12%, to $88.7 million in the three months ended January 31, 2025 compared to $100.6 million in the year-ago quarter. Compensation and benefits expense decreased primarily due to a decrease in deferred compensation expense of $9.8 million as a result of a decrease in the fair value of participants' accounts in the three months ended January 31, 2025 compared to the year-ago quarter and lower performance-related bonus expense of $2.4 million.
Executive Search EMEA compensation and benefits expense decreased by $1.2 million, or 3%, to $35.5 million in the three months ended January 31, 2025 compared to $36.7 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease of $2.0 million in performance-related bonus expense as a result of lower segment fee revenue in the three months ended January 31, 2025 compared to the year-ago quarter, partially offset by an increase in salaries and related payroll taxes of $0.7 million.
Executive Search Asia Pacific compensation and benefits expense increased by $0.6 million, or 4%, to $15.2 million in the three months ended January 31, 2025 compared to $14.6 million in the year-ago quarter.
Executive Search Latin America compensation and benefits expense decreased by $0.6 million, or 13%, to $4.0 million in the three months ended January 31, 2025 compared to $4.6 million in the year-ago quarter.

Professional Search & Interim compensation and benefits expense decreased by $8.7 million, or 16%, to $45.8 million in the three months ended January 31, 2025 from $54.5 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to a decrease in integration and acquisition cost of $2.1 million as well as a decline in performance-related bonus expense of $1.9 million and a decrease in deferred compensation expense of $1.2 million as a result of a decrease in the fair value of participants' accounts in the three months ended January 31, 2025 compared to the year-ago quarter. Also contributing to the decrease in compensation and benefits expense were decreases in commission expense of $1.6 million and salaries and related payroll taxes of $1.5 million as a result of an 8% decrease in average headcount in the three months ended January 31, 2025 compared to the year-ago quarter.
RPO compensation and benefits expense was $64.6 million in the three months ended January 31, 2025, essentially flat compared to $64.7 million in the year-ago quarter.
Corporate compensation and benefits expense decreased by $0.5 million, or 3%, to $18.6 million in the three months ended January 31, 2025 from $19.1 million in the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $2.6 million, or 4%, to $65.3 million in the three months ended January 31, 2025 from $62.7 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges of $2.6 million associated with the reduction of the Company's real estate footprint in three months ended January 31, 2025 compared to the year-ago quarter.
Consulting general and administrative expenses decreased by $1.7 million, or 13%, to $11.9 million in the three months ended January 31, 2025 compared to $13.6 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a foreign exchange gain of $0.2 million in the three months ended January 31, 2025 compared to a foreign exchange loss of $0.8 million in the year-ago quarter.
Digital general and administrative expenses increased by $0.4 million, or 4%, to $10.1 million in the three months ended January 31, 2025 from $9.7 million in the year-ago quarter.
Executive Search North America general and administrative expenses increased by $3.1 million, or 40%, to $10.8 million in the three months ended January 31, 2025 compared to $7.7 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to impairment charges of $2.6 million associated with the reduction of the Company's real estate footprint in three months ended January 31, 2025 compared to the year-ago quarter.
Executive Search EMEA general and administrative expenses was $4.4 million in the three months ended January 31, 2025, essentially flat compared to $4.3 million in the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses decreased by $0.6 million, or 24%, to $1.9 million in the three months ended January 31, 2025, compared to $2.5 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses decreased by $0.4 million, or 31%, to $0.9 million in the three months ended January 31, 2025 compared to $1.3 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $0.6 million, or 10%, to $5.4 million in the three months ended January 31, 2025 compared to $6.0 million in the year-ago quarter.
RPO general and administrative expenses was $4.4 million in the three months ended January 31, 2025, essentially flat compared to $4.5 million in the year-ago quarter.
Corporate general and administrative expenses increased by $2.5 million, or 19%, to $15.5 million in the three months ended January 31, 2025 compared to $13.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to a foreign exchange loss of $0.6 million in the three months ended January 31, 2025 compared to a foreign exchange gain of $0.8 million in the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $2.2 million, or 3%, to $78.0 million in the three months ended January 31, 2025 compared to $75.8 million in the year-ago quarter. Professional Search & Interim accounts for $2.5 million of the increase due to contractor costs following the Trilogy acquisition, which performs a significant portion of interim services. Interim services have a higher cost of service expense as compared to the Company's other segments.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $1.0 million, or 5%, to $20.5 million in the three months ended January 31, 2025 compared to $19.5 million in the year-ago quarter. The increase was primarily due to the technology investments made in the current and prior year in our Digital segment.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a restructuring plan to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. During the three months ended January 31, 2025 and 2024, we recorded an adjustment to the previously recorded restructuring accruals of $1.3 million and $4.6 million, respectively.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry decreased by $0.7 million, or 1%, to $58.4 million in the three months ended January 31, 2025 as compared to $59.1 million in the year-ago quarter. The decrease in Net Income attributable for Korn Ferry was primarily due to an increase in income tax provision of $13.8 million due to a $9.7 million non-recurring tax benefit recorded in the three months ended January 31, 2024 from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance. This was partially offset by a decrease in compensation and benefits expense, due to disciplined cost management. Net income attributable to Korn Ferry, as a percentage of fee revenue was 9% in both the three months ended January 31, 2025 and 2024.
Adjusted EBITDA
Adjusted EBITDA increased by $12.8 million, or 13%, to $114.5 million in the three months ended January 31, 2025 as compared to $101.7 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by decreases in performance-related bonus expense and salaries and related payroll taxes, partially offset by an increase in cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 17% in the three months ended January 31, 2025 compared to 15% in the year-ago quarter.
Consulting Adjusted EBITDA was $28.0 million in the three months ended January 31, 2025, essentially flat compared to $27.8 million in the year-ago quarter. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 17% in the three months ended January 31, 2025 and 2024, respectively.
Digital Adjusted EBITDA increased by $1.0 million, or 4%, to $28.4 million in the three months ended January 31, 2025 as compared to $27.4 million in the year-ago quarter. The increase in Adjusted EBITDA was primarily driven by improved consultant productivity and disciplined cost management. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 30% in the three months ended January 31, 2025 and 2024, respectively.
Executive Search North America Adjusted EBITDA increased by $7.8 million, or 27%, to $37.2 million in the three months ended January 31, 2025 compared to $29.4 million in the year-ago quarter. The increase was mainly driven by an increase in fee revenue coupled with a decrease in performance-related bonus expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 29% and 24% in the three months ended January 31, 2025 and 2024, respectively.
Executive Search EMEA Adjusted EBITDA was $7.8 million in both the three months ended January 31, 2025 and the year-ago quarter. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended January 31, 2025 and 2024.
Executive Search Asia Pacific Adjusted EBITDA was $4.5 million in both the three months ended January 31, 2025 and the year-ago quarter. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% in both the three months ended January 31, 2025 and 2024.
Executive Search Latin America Adjusted EBITDA was $1.7 million in the three months ended January 31, 2025, essentially flat compared to $1.8 million in the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 25% and 23% in the three months ended January 31, 2025 and 2024, respectively.
Professional Search & Interim Adjusted EBITDA was $27.3 million in the three months ended January 31, 2025, an increase of $3.5 million, or 15%, as compared to $23.8 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense (excluding integration/acquisition costs), partially offset by an increase in cost of services expense. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% and 18% in the three months ended January 31, 2025 and 2024, respectively.

RPO Adjusted EBITDA was $12.7 million in the three months ended January 31, 2025, an increase of $3.4 million, or 37%, as compared to $9.3 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by greater execution staff productivity and disciplined cost management, as shown by an increase in fee revenue while costs remained essentially flat compared to the year-ago quarter. RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% and 11% in the three months ended January 31, 2025 and 2024, respectively.
Other Income, Net
Other income, net was $9.4 million in the three months ended January 31, 2025 compared to $23.8 million in the year-ago quarter. The difference was primarily due to lower gains from the increase in the fair value of our marketable securities that are held in trust to for the settlement of the Company's obligation under the Executive Capital Accumulation Plan ("ECAP") during the three months ended January 31, 2025 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under Company purchased company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.5 million in the three months ended January 31, 2025 compared to $4.9 million in the year-ago quarter. Interest expense, net increased due to an increase in interest expense on deferred compensation plans in the three months ended January 31, 2025 compared to the year-ago quarter.
Income Tax Provision
The provision for income tax was $22.8 million in the three months ended January 31, 2025, with an effective tax rate of 27.8%, compared to $9.0 million in the three months ended January 31, 2024, with an effective rate of 13.1%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in the effective tax rate for the three months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of income. Net income attributable to noncontrolling interest for the three months ended January 31, 2025 was $0.9 million, compared to $0.6 million in the three months ended January 31, 2024.
Nine Months Ended January 31, 2025 Compared to Nine Months Ended January 31, 2024
Fee Revenue
Fee Revenue. Fee revenue was $2,018.0 million, a decrease of $53.9 million, or 3%, in the nine months ended January 31, 2025 compared to $2,071.9 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $11.4 million, or 1%, in the nine months ended January 31, 2025 compared to the year-ago period. The decrease in fee revenue was primarily due to lower fee revenues in Professional Search & Interim, Consulting, RPO and Digital driven by a decline in demand due to the current economic environment and other factors, partially offset by an increase in fee revenue in Executive Search North America and Executive Search EMEA.
Consulting. Consulting reported fee revenue of $493.3 million, a decrease of $19.5 million, or 4%, in the nine months ended January 31, 2025 compared to $512.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.3 million, or 1%, in the nine months ended January 31, 2025 compared to the year-ago period. The decrease in fee revenue was primarily driven by a decline in demand for our organizational strategy, assessment & succession, and leadership and professional development offerings.
Digital. Digital reported fee revenue of $271.9 million, a decrease of $3.5 million, or 1%, in the nine months ended January 31, 2025 compared to $275.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.2 million, or 1%, in the nine months ended January 31, 2025 compared to the year-ago period. The decrease in fee revenue was primarily driven by decreases in demand for leadership and development and assessment & succession offerings, partially offset by increases in organizational strategy and total rewards offerings.
Executive Search North America. Executive Search North America reported fee revenue of $392.9 million, an increase of $11.4 million, or 3%, in the nine months ended January 31, 2025 compared to $381.5 million in the year-ago period. North America’s fee revenue increased due to a 4% increase in the number of engagements billed, partially offset by a 1% decrease in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2025 compared to the year-ago period.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $140.6 million, an increase of $1.7 million, or 1%, in the nine months ended January 31, 2025 compared to $138.9 million in the year-ago period. The increase in fee revenue was due to a 7% increase in the weighted-average fee billed per engagement (calculated using local currency), partially offset by a 6% decrease in the number of engagements billed during the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $63.7 million, a decrease of $1.5 million, or 2%, in the nine months ended January 31, 2025 compared to $65.2 million in the year-ago period. The decrease in fee revenue was due to a 3% decrease in the number of engagements billed, partially offset by a 2% increase in the weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $22.0 million in both the nine months ended January 31, 2025 and 2024. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 12%, in the nine months ended January 31, 2025 compared to the year-ago period.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $372.8 million, a decrease of $38.7 million, or 9%, in the nine months ended January 31, 2025 compared to $411.5 million in the year-ago period. The decrease in fee revenue was primarily due to a decrease in interim fee revenue of $24.4 million as well as a decrease in permanent placement fee revenue of $14.3 million, each of which resulted from lower demand in the current economic environment.
RPO. RPO reported fee revenue of $260.8 million, a decrease of $3.9 million, or 1%, in the nine months ended January 31, 2025 compared to $264.7 million in the year-ago period. The decrease in fee revenue was due to moderation in the hiring volume in the existing base of clients due to the current economic environment.
Compensation and Benefits
Compensation and benefits expense decreased by $75.5 million, or 5%, to $1,314.5 million in the nine months ended January 31, 2025 from $1,390.0 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $69.4 million as a result of an 8% reduction in average headcount in the nine months ended January 31, 2025 compared to the year-ago period and decreases in commission expense and integration/acquisition costs of $10.4 million and $8.3 million, respectively. These decreases were partially offset by an increase of $5.8 million in the use of outside contractors and $4.9 million in higher performance-related bonus expense in the nine months ended January 31, 2025 compared to the year-ago period.
Consulting compensation and benefits expense decreased by $21.2 million, or 6%, to $337.9 million in the nine months ended January 31, 2025 from $359.1 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $17.0 million as a result of a 7% reduction in average headcount in the nine months ended January 31, 2025 compared to the year-ago period and a decrease in performance-related bonus expense of $9.9 million. These decreases were partially offset by an increase of $3.7 million in severance related cost due to a reduction in workforce.
Digital compensation and benefits expense decreased by $7.8 million, or 5%, to $134.2 million in the nine months ended January 31, 2025 from $142.0 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $1.4 million, or 1%, in the nine months ended January 31, 2025 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $7.4 million as a result of a 6% decrease in average headcount in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search North America compensation and benefits expense decreased by $6.2 million, or 2%, to $276.7 million in the nine months ended January 31, 2025 compared to $282.9 million in the year-ago period. Compensation and benefits expense decreased primarily due to lower performance-related bonus expense of $5.8 million and a decrease in salaries and related payroll taxes of $4.1 million due to a 5% decrease in average headcount in the nine months ended January 31, 2025 compared to the year-ago period. This decrease was partially offset by an increase of $4.2 million in deferred compensation expense due to an increase in the fair value of participants' accounts in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search EMEA compensation and benefits expense decreased by $2.2 million, or 2%, to $105.2 million in the nine months ended January 31, 2025 compared to $107.4 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in severance related expenses of $2.5 million in the nine months ended January 31, 2025 compared to the year-ago period.

Executive Search Asia Pacific compensation and benefits expense increased by $1.1 million, or 2%, to $45.2 million in the nine months ended January 31, 2025 compared to $44.1 million in the year-ago period. The increase in compensation and benefits expense was primarily due to increases of $1.1 million, $1.0 million, and $0.4 million in severance related expenses, long-term incentives awards and performance-related bonus expense, respectively. These increases were partially offset by a decrease in salaries and related payroll tax of $2.0 million due to a 5% decrease in average headcount in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search Latin America compensation and benefits expense decreased by $1.0 million, or 7%, to $13.3 million in the nine months ended January 31, 2025 compared to $14.3 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $1.7 million, or 12%, in the nine months ended January 31, 2025 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $1.1 million in the nine months ended January 31, 2025 compared to the year-ago period.
Professional Search & Interim compensation and benefits expense decreased by $26.2 million, or 15%, to $144.8 million in the nine months ended January 31, 2025 from $171.0 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $12.0 million as a result of a 16% reduction in average headcount as well as decreases in commission expense of $9.3 million driven by lower segment fee revenue and lower integration/acquisition cost of $8.3 million in the nine months ended January 31, 2025 compared to the year-ago period. These decreases were offset by an increase in performance-related bonus expense of $6.1 million.
RPO compensation and benefits expense decreased by $13.8 million, or 6%, to $200.9 million in the nine months ended January 31, 2025 from $214.7 million in the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $23.5 million as a result of a 10% decrease in average headcount in the nine months ended January 31, 2025 compared to the year-ago period, partially offset by an increase in performance-related bonus expense of $9.9 million.
Corporate compensation and benefits expense increased by $1.8 million, or 3%, to $56.3 million in the nine months ended January 31, 2025 from $54.5 million in the year-ago period. The increase was primarily due to an increase of $1.8 million in restricted stock compensation expense in the nine months ended January 31, 2025 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses decreased by $4.4 million, or 2%, to $189.9 million in the nine months ended January 31, 2025 from $194.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense and legal and other professional fees of $4.3 million and $2.6 million, respectively, in the nine months ended January 31, 2025 compared to the year-ago period, partially offset by an increase in integration/acquisition costs of $2.3 million.
Consulting general and administrative expenses decreased by $2.6 million, or 6%, to $38.3 million in the nine months ended January 31, 2025 compared to $40.9 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees and bad debt expense of $0.8 million and $0.7 million, respectively, in the nine months ended January 31, 2025 compared to the year-ago period. Also contributing to the decrease was an impairment of right-to-use-assets of $0.5 million in the year-ago period.
Digital general and administrative expenses decreased by $1.0 million, or 3%, to $29.6 million in the nine months ended January 31, 2025 from $30.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in impairment of fixed assets of $1.1 million in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search North America general and administrative expenses increased by $2.5 million, or 10%, to $26.8 million in the nine months ended January 31, 2025 compared to $24.3 million in the year-ago period. The increase in general and administrative expenses was primarily due to an increase in impairment of right-of-use assets of $2.0 million in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search EMEA general and administrative expenses increased by $0.4 million, or 3%, to $12.7 million in the nine months ended January 31, 2025 from $12.3 million in the year-ago period.
Executive Search Asia Pacific general and administrative expenses decreased by $1.3 million, or 19%, to $5.5 million in the nine months ended January 31, 2025 compared to $6.8 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $1.3 million in the nine months ended January 31, 2025 compared to the year-ago period.
Executive Search Latin America general and administrative expenses decreased by $1.8 million, or 51%, to $1.7 million in the nine months ended January 31, 2025 compared to $3.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to the impact of foreign exchange with a foreign exchange gain of $1.0 million in the nine months ended January 31, 2025 compared to a foreign exchange loss of $0.7 million in the year-ago period.

Professional Search & Interim general and administrative expenses decreased by $4.8 million, or 25%, to $14.7 million in the nine months ended January 31, 2025 compared to $19.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in bad debt expense of $2.3 million and premise and office expense of $2.0 million in the nine months ended January 31, 2025 compared to the year-ago period.
RPO general and administrative expenses was $13.6 million in the nine months ended January 31, 2025, essentially flat compared to $13.7 million in the year-ago period.
Corporate general and administrative expenses increased by $4.2 million, or 10%, to $47.0 million in the nine months ended January 31, 2025 compared to $42.8 million in the year-ago period. The increase was primarily due to increases in integration/acquisition costs of $2.3 million and $1.3 million in marketing and business development expenses in the nine months ended January 31, 2025 compared to the year-ago period. Also contributing to the increase in general and administrative expenses was the impact of foreign exchange with a foreign exchange loss of $0.9 million in the nine months ended January 31, 2025 compared to a foreign exchange gain of $0.5 million in the year-ago period.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense decreased by $21.3 million, or 9%, to $210.2 million in the nine months ended January 31, 2025 compared to $231.5 million in the year-ago period. Professional Search & Interim accounts for $22.4 million of the decrease due to a decline in fee revenue in the segment as the Company's interim services have a higher cost of service expense as compared to the Company's other segments. Cost of services expense, as a percentage of fee revenue, decreased to 10% in the nine months ended January 31, 2025 from 11% in the nine months ended January 31, 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $59.8 million, an increase of $1.7 million, or 3%, in the nine months ended January 31, 2025 compared to $58.1 million in the year-ago period. The increase was primarily due to the technology investments made in the current and prior year in our Digital segment.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a plan intended to eliminate excess capacity resulting from the challenging and uncertain macroeconomic business environment. As a result, the Company recorded restructuring charges, net of $68.6 million during the nine months ended January 2024. During the nine months ended January 31, 2025, we recorded an adjustment to the previously recorded restructuring accruals of $1.9 million.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $77.8 million, or 75%, to $181.8 million in the nine months ended January 31, 2025, as compared to $104.0 million in the year-ago period. The increase in net income attributable to Korn Ferry was primarily due to decreases in compensation and benefits expense, restructuring charges, net, and cost of services expense in the nine months ended January 31, 2025 compared to the year-ago period, partially offset by lower fee revenues and an increase in income tax provision. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% and 5% in the nine months ended January 31, 2025 and 2024, respectively.
Adjusted EBITDA
Adjusted EBITDA was $342.7 million in the nine months ended January 31, 2025, an increase of $46.8 million, or 16%, as compared to $295.9 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by decreases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding integration/acquisition costs and impairment of fixed assets and right-of-use assets) in the nine months ended January 31, 2025 compared to the year-ago period and an increase in other income, net. The increase in Adjusted EBITDA was partially offset by a decrease in fee revenue. Adjusted EBITDA, as a percentage of fee revenue, was 17% and 14% in the nine months ended January 31, 2025 and 2024, respectively.
Consulting Adjusted EBITDA was $86.4 million in the nine months ended January 31, 2025, an increase of $4.5 million, or 5%, as compared to $81.9 million in the year-ago period. This increase in Adjusted EBITDA was driven by a decrease in compensation and benefits expense and general and administrative expenses (excluding impairment of right-of-use assets), partially offset by a decrease in fee revenue in the nine months ended January 31, 2025 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 16% in the nine months ended January 31, 2025 and 2024, respectively.

Digital Adjusted EBITDA was $84.2 million in the nine months ended January 31, 2025, an increase of $3.5 million, or 4%, as compared to $80.7 million in the year-ago period. This increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense, partially offset by a decrease in fee revenue in the nine months ended January 31, 2025 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 29% in the nine months ended January 31, 2025 and 2024, respectively.
Executive Search North America Adjusted EBITDA increased by $21.6 million, or 25%, to $109.2 million in the nine months ended January 31, 2025 compared to $87.6 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue and other income, net and a decrease in compensation and benefits expense in the nine months ended January 31, 2025 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 28% in the nine months ended January 31, 2025 as compared to 23% in the nine months ended January 31, 2024.
Executive Search EMEA Adjusted EBITDA increased by $3.5 million, or 18%, to $22.6 million in the nine months ended January 31, 2025 compared to $19.1 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by a decrease in compensation and benefits expense and an increase in fee revenue in the nine months ended January 31, 2025 compared to the year-ago period. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2025 as compared to 14% in the nine months ended January 31, 2024.
Executive Search Asia Pacific Adjusted EBITDA decreased by $1.5 million, or 10%, to $13.2 million in the nine months ended January 31, 2025 compared to $14.7 million in the year-ago period. The decrease in Adjusted EBITDA was primarily driven by lower fee revenue in the segment. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2025 as compared to 23% in the nine months ended January 31, 2024.
Executive Search Latin America Adjusted EBITDA increased by $2.7 million, or 63%, to $7.0 million in the nine months ended January 31, 2025 compared to $4.3 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by a decrease in general and administrative expenses and compensation and benefits expense in the nine months ended January 31, 2025 compared to the year-ago period. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 32% in the nine months ended January 31, 2025 as compared to 19% in the nine months ended January 31, 2024.
Professional Search & Interim Adjusted EBITDA was $80.2 million in the nine months ended January 31, 2025, an increase of $6.5 million, or 9%, as compared to $73.7 million in the year-ago period. The increase in Adjusted EBITDA was mainly driven by decreases in cost of services expense, compensation and benefits expense (excluding integration/acquisition costs) and general and administrative expenses (excluding integration/acquisition costs). These decreases were partially offset by lower fee revenue in the segment. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 22% in the nine months ended January 31, 2025 compared to 18% in the year-ago period.
RPO Adjusted EBITDA was $38.1 million in the nine months ended January 31, 2025, an increase of $9.5 million, or 33%, as compared to $28.6 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by a decrease in compensation and benefits expense, partially offset by lower fee revenue in the segment. RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% in the nine months ended January 31, 2025 compared to 11% in the year-ago period.
Other Income, Net
Other income, net was $29.3 million in the nine months ended January 31, 2025 compared to $23.6 million in the year-ago period. The difference was primarily due to larger gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP during the nine months ended January 31, 2025 compared to gains in the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $15.0 million in the nine months ended January 31, 2025 compared to $16.3 million in the year-ago period. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances and investment income from our marketable securities as a result of higher average cash and cash equivalent and marketable securities balances in the nine months ended January 31, 2025 compared to the year-ago period, partially offset by an increase in interest expense on deferred compensation plans.

Income Tax Provision
The provision for income tax was $70.0 million in the nine months ended January 31, 2025, with an effective tax rate of 27.4%, compared to $29.8 million in the nine months ended January 31, 2024, with an effective rate of 21.8%. In addition to the impact of U.S. state income taxes and the jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the decrease in the effective tax rate for the nine months ended January 31, 2024 was due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of income. Net income attributable to noncontrolling interest for the nine months ended January 31, 2025 was $4.1 million, compared to $3.0 million in the nine months ended January 31, 2024.
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
On November 1, 2024, we completed the acquisition of Trilogy, a provider of technology/digital interim talent across Europe and in the United States, for $44.4 million, net of cash acquired. Trilogy will be part of our Interim business, which is a part of our Professional Search & Interim segment.
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of January 31, 2025, the fair value of the Notes was $390.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) replace the London interbank offered rate with Term Secured Overnight Financing Rate ("SOFR"), and (iii) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the “Revolver”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.5 million available under the Revolver after $4.5 million of standby letters of credit have been issued as of January 31, 2025 and April 30, 2024. The Company had a total of $12.5 million and $13.2 million of standby letters with other financial institutions as of January 31, 2025 and April 30, 2024, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board of Directors approved an increase in the quarterly dividend to $0.37 per share. On March 10, 2025, the Board of Directors approved a further increase of 30% in the quarterly dividend, which increased the quarterly dividend to $0.48 per share. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow us to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $74.0 million and $29.6 million of the Company’s stock during the nine months ended January 31, 2025 and 2024, respectively. As of January 31, 2025, $108.8 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $1,061.0 million and $1,195.4 million as of January 31, 2025 and April 30, 2024, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $544.2 million and $606.4 million at January 31, 2025 and April 30, 2024, respectively. As of January 31, 2025 and April 30, 2024, we held $368.0 million and $393.8 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of January 31, 2025 and April 30, 2024, marketable securities of $281.7 million and $254.4 million, respectively, included equity securities of $241.5 million (net of gross unrealized gains of $41.7 million and gross unrealized losses of $0.9 million) and $219.9 million (net of gross unrealized gains of $27.0 million and gross unrealized losses of $1.2 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $226.9 million and $202.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $220.3 million and $198.6 million as of January 31, 2025 and April 30, 2024, respectively. Unvested obligations under the deferred compensation plans totaled $19.9 million and $22.4 million as of January 31, 2025 and April 30, 2024, respectively.
Our working capital (current assets less current liabilities) was $739.6 million as of both January 31, 2025 and April 30, 2024. Cash provided by operating activities was $108.5 million in the nine months ended January 31, 2025 compared to $22.1 million in the nine months ended January 31, 2024.

Cash used in investing activities was $112.7 million in the nine months ended January 31, 2025 compared to $44.5 million in the year-ago period. The increase in cash used in investing activities was primarily due to $44.4 million in cash paid for the acquisition of Trilogy during the nine months ended January 31, 2025. Further contributing to this increase was a decrease in proceeds received from life insurance policies of $15.7 million during the nine months ended January 31, 2025 compared to the year-ago period.
Cash used in financing activities was $146.4 million in the nine months ended January 31, 2025 compared to $75.3 million in the nine months ended January 31, 2024. The increase in cash used in financing activities was primarily due to higher repurchases of the Company’s common stock of $43.8 million, as well as $21.7 million more in dividends paid to shareholders and an increase of $6.4 million in payments of tax withholdings on restricted stock during the nine months ended January 31, 2025 compared to the year-ago period.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2025 and April 30, 2024, we held contracts with gross cash surrender value of $330.5 million and $295.9 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $76.4 million and $77.0 million as of January 31, 2025 and April 30, 2024, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2025 and April 30, 2024, the net cash surrender value of these policies was $254.0 million and $219.0 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2025.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2025, as compared to those disclosed in our table of contractual obligations included in our Annual Report.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2025 and 2024, we recorded foreign currency losses of $1.9 million and $2.2 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is driven by fluctuations involving major global currencies. Based on the ten largest exposure balances as of January 31, 2025 by notional value, a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $15.9 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of January 31, 2025, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term SOFR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $76.4 million and $77.0 million of borrowings against the CSV of COLI contracts as of January 31, 2025 and April 30, 2024, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of January 31, 2025.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended January 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2024 — November 30, 2024	150,000	$76.99	150,000	$115.1 million
December 1, 2024 — December 31, 2024	57,438	$72.98	57,000	$111.0 million
January 1, 2025 — January 31, 2025	30,582	$72.95	30,000	$108.8 million
Total	238,020	$75.51	237,000
_________________________
(1)Represents withholding of 1,020 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $17.9 million of the Company’s common stock under the program during the third quarter of fiscal 2025.
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
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended January 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 11, 2025
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)