Form 10-K
period 2025-04-30
KORN FERRY
filed 2025-06-27
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $2,702,679 thousand based upon the closing market price of $70.65 on that date of a share of common stock as reported on the New York Stock Exchange.
The number of shares outstanding of our common stock as of June 20, 2025 was 51,921 thousand shares.

Documents incorporated by reference
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
KORN FERRY
Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2025

PART I.

Why Korn Ferry matters now.

In a world defined by disruption, talent shortages, digital acceleration, and economic pressure, organizations require more than static strategies—they need the ability to adapt, align, and act. Korn Ferry sits at the intersection of these challenges, helping companies rewire their workforce, reimagine leadership, and reorganize for speed and scale.

With one of the world's most extensive talent databases, a global delivery footprint, and deep integration of consulting, technology, and execution, we are uniquely positioned to help businesses not just respond to change—but lead through it. We don't just find talent. We build systems that unlock it.

RICH INTELLECTUAL CAPITAL

10B
unique talent and organizational datapoints

108M
assessments, fueling one of the most comprehensive behavioral science datasets in the world

INTELLECTUAL PROPERTY
proprietary leadership models, talent frameworks, and behavioral science assets

GLOBAL TALENT INFRASTRUCTURE

9,000+
full-time employees offer deep functional talent across client needs

103
offices provide on-the-ground expertise and proximity that powers relationships

51
countries deliver seamless cross-border delivery with consistency, quality, and speed

ENDURING CLIENT RELATIONSHIPS

83%
of FY25 assignments were with repeat clients from the past three years

350
Marquee and Diamond accounts generated ~39% of fee revenue

25%
of total fee revenue came from cross-solution collaboration (compared to 14% in 2018)

KORN FERRY

Highlights for fiscal year 2025

Korn Ferry's fiscal 2025 performance reflects the strength of our integrated model—combining deep client partnerships, scalable digital solutions, and industry-specific insights to drive sustainable growth and long-term value.

$2.73B FEE REVENUE

$4.60 DILUTED EARNINGS PER SHARE

$246M NET INCOME ATTRIBUTABLE TO KORN FERRY

9% NET INCOME ATTRIBUTABLE TO KORN FERRY MARGIN

$464M ADJUSTED EBITDA*

17% ADJUSTED EBITDA MARGIN*

$173M RETURNED TO SHAREHOLDERS

- Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures that the Company uses to supplement its results presented in accordance with U.S. GAAP.

KORN FERRY

Item 1. Business
Company Overview
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our,” and “us”) is a global consulting firm that powers performance. We help unlock the potential in people and unleash transformation across organizations—synchronizing strategy, operations, and talent to accelerate performance, fuel growth, and inspire a legacy of change. That’s why the world’s most admired companies across every major industry turn to us—for a shared commitment to lasting impact and the bold ambition to Be More Than.
As client needs have grown more complex, Korn Ferry has expanded its capabilities and become a comprehensive partner for talent and organizational performance. Today, we deliver a broad range of offerings across the talent lifecycle, combining deep expertise with scalable delivery models to meet the needs of organizations at every stage of growth.
What Sets Korn Ferry Apart
At Korn Ferry, performance starts with people. Our talent, industry expertise, global reach, and specialized solutions come together to solve our clients’ toughest performance challenges. We pair this with 10 billion data points, behavioral science, and powerful intellectual property ("IP")—our Foundational Assets. These assets support a broad set of Capabilities and power Integrated Solutions designed to keep pace with change. The result: organizations that are not just aligned but accelerated.

FOUNDATIONAL ASSETS	CAPABILITIES	INTEGRATED SOLUTIONS
Our Foundational Assets integrate proprietary data, behavioral science, and intellectual property developed through decades of real-world application. Together, they form one of the world’s most extensive and validated sources of talent insight enabling faster, smarter decisions at scale.

•Over 108 million assessments conducted across industries, functions, and geographies
•11,000+ validated success profiles covering approximately 30,000 job titles
•Compensation and rewards data from more than 28 million professionals across 31,000 organizations
•Engagement benchmarks based on input from approximately 38 million employees
•Culture surveys drawing responses from 6.8 million individuals across 550 organizations
•Pay policy and practice data covering nearly 160 countries
•Proprietary IP and behavioral science, including exclusive leadership models and talent frameworks

Our Capabilities span the full talent lifecycle and are built on the strength of our Foundational Assets—enabling organizations to align talent with strategy and drive sustained performance.

•Organization Strategy: Aligning people, processes, and structure to support business goals through organizational design, role clarity, and operating model optimization.
•Assessment & Succession: Evaluating individual potential and readiness to guide hiring, promotion, mobility, and succession decisions.
•Talent Acquisition: Sourcing and hiring top talent across all levels via executive search, professional recruiting, interim talent, and RPO.
•Leadership & Professional Development: Developing leaders and building critical skills through coaching, experiential learning, and scalable digital programs.
•Total Rewards: Designing compensation, benefits, and recognition programs that drive performance and reflect business priorities.
•Board & CEO Services: Advising boards and CEOs on leadership transitions, governance, and long-term planning.

Our Integrated Solutions combine multiple Capabilities to address high-priority, enterprise-wide challenges. These solutions are dynamic and scalable, designed to flex with shifting business needs and deliver measurable impact.

•Sales Effectiveness & Revenue Growth: Improving salesforce structure, roles, skills, and pay to increase go-to-market performance.
•Cost Optimization: Restructuring work, roles, and rewards to increase efficiency and ensure the right people are in the right roles.
•Digital and AI Acceleration: Driving digital and AI adoption through role redesign, talent reskilling, and leadership alignment.
•Workforce Transformation: Redefining talent strategies and organizational structures to support new business models and future-of-work priorities.
•Career Transition & Redeployment: Supporting employees through change with outplacement, reskilling, and redeployment strategies.
•Strategy Execution & Change Management: Turning strategy into action by aligning leadership, building buy-in, and driving cultural change.

A key enabler of this model is the Korn Ferry Talent Suite®—our proprietary technology platform that transforms decades of science and data into real-time insights. More than a delivery system, the Talent Suite embeds IP, data and advanced analytics into client workflows and supports scalable delivery through subscription- and license-based offerings. Products such as Architect, Assess, Pay, Recruit, and Sell can be deployed independently or integrated into broader engagements—enhancing consultant efficiency and client adoption. We continue to invest in this platform, including the integration of generative AI, to extend reach and deepen impact.

Go-To-Market Approach
Korn Ferry serves clients through a combination of strategic account partnerships and flexible engagement models designed to meet organizations where they are. At the center of this model is our Marquee and Diamond Accounts Program (the “Program”)—a structured approach to managing long-term relationships with many of the world’s most complex organizations.
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s full portfolio—enabling consistent delivery, deep understanding of client priorities, and early access to new offerings. As of fiscal year-end 2025, our 350 Marquee and Diamond accounts represented approximately 39% of consolidated fee revenue—more than double their contribution at the Program’s inception.
Outside the Program, we serve thousands of additional clients worldwide through both project-based and recurring engagements. These organizations range from emerging businesses to global enterprises that engage with us in ways that match their scale, priorities, and pace of growth.
To deliver value at scale across this broad client base, Korn Ferry operates through three primary engagement models:
1.Custom Engagements – Tailored consulting and talent acquisition services grounded in proprietary data, behavioral science, and expert advisory.
2.Embedded Solutions – Our go-to-market offerings include subscription and licenses that are integrated into client workflows to support continuous improvement.
3.Subscription and Licensed Products – Scalable digital offerings from the Korn Ferry Talent Suite that clients use independently to support talent and organizational decisions.
This diversified model allows Korn Ferry to balance project-based work with recurring fee revenues. In fiscal 2025, more than 83% of our assignments were with clients we had served in the prior three years—reflecting strong loyalty and long-term engagement. Supported by a rewards structure that encourages enterprise-wide teaming, this model also drives collaboration across Solution areas: Consulting, Digital, Executive Search, Professional Search & Interim, and RPO. In fiscal 2025, approximately 25% of our consolidated fee revenue came from cross-Solution referrals, up from 14% in 2018 when we began tracking this metric.
Corporate Functions and Global Footprint
Korn Ferry’s corporate infrastructure underpins our global consistency, innovation, and ability to scale. Centralized teams spanning finance, legal, HR, technology, marketing, and the Korn Ferry Institute support our Solutions worldwide and help ensure effective, cohesive delivery. In addition, a dedicated AI function advances the responsible integration of emerging technologies, enhancing our platforms, protecting proprietary data, and reinforcing the strength of our Foundational Assets.

As a firm, we operate across four regions—North America, EMEA, APAC, and Latin America—balancing global reach with local expertise. As of April 30, 2025, we had 103 offices in 51 countries.
Korn Ferry Institute
One of the most distinctive elements of Korn Ferry’s corporate infrastructure is the Korn Ferry Institute (“KFI”)—our dedicated hub for research, analytics, and innovation. As the firm’s thought leadership engine, KFI creates science-based insights that are embedded into our products, offerings, and delivery models. Drawing on decades of proprietary research and behavioral science, it fuels our intellectual property and ensures our methodologies remain rigorous, scalable, and relevant. The Institute’s work informs how we design, deliver, and continuously evolve our solutions—shaping how clients assess talent, develop leaders, and design organizations.
Culture & People
Our people are central to our success. Korn Ferry’s culture—rooted in our values of inclusion, performance, honesty, and knowledge—empowers employees to grow, collaborate, and drive impact. We invest in internal mobility, leadership development, and recognition programs that support long-term careers. Globally competitive benefits and flexible work models promote well-being, while our enterprise-wide promotion process highlights exceptional contributions. This commitment to our people is reflected in our global workforce, which is strategically distributed by function and region to support delivery at scale. As of April 30, 2025, Korn Ferry employed 9,253 full-time professionals.

	Consultants and execution staff[1]	Support staff[2]	Total employees
Consulting	1,599	330	1,929
Digital	244	1,052	1,296
Executive Search	560	1,136	1,696
Professional Search & Interim	485	374	859
Recruitment Process Outsourcing ("RPO")	162	3,094	3,256
Corporate	—	217	217
Total	3,050	6,203	9,253
_______________________________
1.Consultants and execution staff, primarily responsible for originating client services
2.Support staff includes associates, researchers, administrative and support staff
Operating Model and Financial Reporting Alignment
To bring our strategy to life, we deliver services through five Solution areas. These Solution areas reflect the breadth of our talent and organizational offerings and correspond to eight reportable segments supported by centralized functions that drive consistency, innovation, and scale. These segments represent how we currently organize and deliver our work to the market, enabling us to deliver specialized expertise at scale while remaining agile in response to evolving client needs.
Fiscal 2025 Financial Performance
Korn Ferry's solid financial performance in fiscal 2025 is a direct result of our strategic initiatives to integrate technology, deepen client relationships, and drive transformational growth. It also reflects the ongoing success of Korn Ferry's Marquee and Diamond Account program. These long-term, strategic partnerships underscore the success of our client-first approach and our ability to deliver integrated, enterprise-wide solutions across diverse industries. As we continue to execute our strategy, we are confident that our investments in innovation and client-tailored solutions align with and support Korn Ferry’s long-term growth plan, while delivering value to shareholders.
In fiscal 2025, Korn Ferry advanced its strategic priorities and delivered meaningful business results:
•$2,730.1 million in fee revenue.
•Net Income Attributable to Korn Ferry was $246.1 million with a margin of 9.0%, an increase of 290bps compared to fiscal 2024.
•Adjusted EBITDA* was $463.9 million with a margin of 17.0%, an increase of 220bps compared to fiscal 2024.
•Diluted Earnings Per Share was $4.60.
•We continued with our balanced approach to capital allocation and for the full year, the Company invested $62.4 million in capital expenditures (excluding leasehold improvements and furniture & fixtures), $44.4 million in M&A,

$18.5 million on debt service costs, and returned $88.9 million and $83.6 million to shareholders in the form of share repurchases and dividends, respectively.
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
1.Consulting helps clients design and implement the talent strategies, organizational structures, and workforce capabilities and rewards to drive growth. Our consulting teams collaborate across Korn Ferry to deliver integrated solutions that support end-to-end transformation—from strategy through execution.
Fiscal 2025 highlights:
•Fee revenue was $662.7 million.
•Adjusted EBITDA was $115.5 million, and Adjusted EBITDA margin was 17.4%.
•The number of consulting and execution staff at year-end was 1,599 with an average bill rate (fee revenue divided by the number of hours worked by consultants and execution staff) of $439 per hour.
Client Base: In fiscal 2025, Consulting supported over 4,300 clients globally with 28% of Consulting’s fiscal 2025 fee revenue being referred from Korn Ferry’s other Solutions. Our clients span Fortune 500 companies, public institutions, and high-growth innovators across industries and geographies.
Competition: The market for organizational consulting is competitive, with a mix of large advisory firms and specialized boutiques providing services in leadership assessment and development, transformation, and workforce strategy and rewards. Korn Ferry’s differentiation lies in its ability to leverage its Foundational Assets into its technology enabled service offerings, creating unique and differentiated insights and end-to-end solutions that connect strategy and talent to drive business outcomes.
2.Digital leads the development, integration and commercialization of products in the Talent Suite, as well as enabling technology across Korn Ferry’s other Solution areas. Built on decades of proprietary data, intellectual property, behavioral science, and talent intelligence, these tools empower data-driven decision-making and provide real-time access to benchmarks, assessments, talent development, rewards, and diagnostics across the talent lifecycle. They are leveraged in multiple ways: by consultants within service delivery, as embedded components of Integrated Solutions, or accessed directly by clients through subscription- and license-based models.
Fiscal 2025 highlights:
•Fee revenue was $363.5 million.
•Subscription/license revenue was $137.7 million, an increase of 5.1% compared to fiscal 2024.
•Adjusted EBITDA was $112.7 million, and Adjusted EBITDA margin was 31%.
Client Base: In fiscal 2025, Digital engaged with more than 7,800 clients globally with 33% of Digital's fiscal 2025 fee revenue being referred from Korn Ferry's other solutions. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges. Subscription and license growth was driven by both direct access to the Talent Suite platform, as well as integrated delivery in partnership with our other Solutions, driving increased client utilization and stickiness.
Competition: A broad range of human resources (“HR”) technology companies compete in this space, including independent software vendors and enterprise HR platform providers. Korn Ferry differentiates itself by embedding proprietary data, IP and talent science into scalable, platform-enabled tools that can be consumed independently or in conjunction with our Integrated Solutions. These tools are designed to work seamlessly within clients’ existing systems and workflows, enabling data-driven talent decisions at scale.
3.Executive Search delivers industry-leading executive recruitment across global markets, powered by decades of expertise and deep industry/sector specialization, and Korn Ferry’s own top-tier executive search professionals. We help organizations recruit board-level, C-suite, and senior executive talent, using proprietary assessments, leadership benchmarks, and deep functional insight to identify leaders who align with strategy, culture, and long-term priorities. This solution is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, Middle East and Africa (“EMEA”), Executive Search Asia Pacific (“APAC”) and Executive Search Latin America).

Fiscal 2025 highlights:
•Fee revenue was $846.2 million.
•Adjusted EBITDA was $206.2 million, and Adjusted EBITDA margin was 24.4%*.
•In fiscal 2025, we opened more than 6,300 new engagements with an average of 551 consultants.
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
Consultants are organized in six broad industry groups and bring an in-depth understanding of the market conditions and strategic management issues clients face within their sectors and geographies. In addition, we regularly look to expand our specialized expertise through internal development and strategic hiring in targeted growth areas. We also have consultants organized by centers of functional expertise. This helps our teams comprehensively grasp the specific requirements and nuances involved in the role itself. These partners bring a deep understanding of the functional dynamics–from strategy through to execution–enabling them to identify and place candidates who possess the necessary skills, knowledge, and experience to excel in the role.
Client Base: In fiscal 2025, we partnered with more than 3,700 Executive Search engagement clients including many of the world’s most recognized public and private enterprises.
Competition: Competitors include global executive search firms and specialized regional boutiques. Korn Ferry differentiates itself through a combination of deep industry expertise, global scale, proprietary assessment tools, and integration with leadership development and succession planning services. This integrated approach positions Korn Ferry to deliver high-impact talent solutions across diverse client needs.
4.Professional Search & Interim focuses on scalable, high impact recruiting and interim talent solutions at the professional level that offer flexibility and speed in dynamic business environments. Korn Ferry helps clients rapidly place permanent professionals and senior/professional interim leaders across business-critical functions such as Finance and Accounting, IT, HR, and Operations.
Fiscal 2025 highlights:
•Fee revenue was $503.5 million.
•Adjusted EBITDA was $107.6 million, and Adjusted EBITDA margin was 21.4%.
•Average bill rates were $133 per hour in fiscal 2025.
•Professional Search annual fee revenue reached $637K per consultant in fiscal 2025.
Client Base: in FY25, Professional Search & Interim partnered with over 3,200 clients globally delivering strategic, hiring solutions at the intersection of speed, quality, and scalability, and 23% of Professional Search & Interim’s fiscal 2025 fee revenue was referred from Korn Ferry’s other solutions.
Competition: Professional Search competitors include regional search firms, global staffing companies, and specialist recruiters. Korn Ferry differentiates itself by combining specialist recruitment with proprietary assessment tools, and integration with broader talent strategies. The firm’s ability to work across professional-level and executive level search on both full-time and an interim basis enables clients to address immediate talent needs while building long-term professional/leadership pipelines—offering flexibility and insight as organizations navigate evolving workforce demands.
5.RPO provides high-volume, outsourced hiring solutions that deliver end-to-end talent acquisition services for enterprise clients. These programs are delivered through global Talent Delivery Centers, using a technology enabled platform and are designed and managed to align with each client’s business objectives, leveraging Korn Ferry’s IP, data, science, and deep talent expertise. Advanced technology and AI-driven tools are used to enhance the platform to drive scale, efficiency, and quality, while offering an engaging experience for candidates throughout the hiring process.
Fiscal 2025 highlights:
•Fee revenue was $354.1 million.
•Adjusted EBITDA was $52.6 million, and Adjusted EBITDA margin was 14.9%.
•New business was $533.4 million in fiscal 2025 with 58% from New Logo clients (new RPO engagements).

Client Base: RPO supported more than 240 enterprise clients in fiscal 2025 with strategic hiring programs and large-scale workforce buildouts across regions and sectors, and 59% of RPO’s fiscal 2025 fee revenue was referred from Korn Ferry’s other solutions.
Competition: The RPO market includes a broad range of global and regional firms offering high-volume recruitment solutions. Korn Ferry stands apart through its ability to combine proprietary data, IP, technology-enabled service delivery, and advisory expertise into fully integrated talent acquisition programs. The firm’s use of AI and automation enhances decision-making, accelerates time-to-fill, and improves hiring precision at scale. This approach supports consistent hiring outcomes and positions Korn Ferry as a long-term strategic partner for clients.
Available Information
Korn Ferry files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC"), according to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at https://www.sec.gov.
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
Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation and Personnel Committee, and Nominating and Corporate Governance Committee of our Board of Directors are also posted on the Investor Relations portion of our website at http://ir.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 1225, Los Angeles, California 90067.
In addition, we make available on the Investor Relations portion of our website at http://ir.kornferry.com press releases and related earnings presentations and other essential information, which we encourage you to review.
Item 1A. Risk Factors
The discussion below describes the material factors, events, and uncertainties that make an investment in our securities risky, and these risk factors should be considered carefully together with all other information in this Annual Report, including the financial statements and notes thereto. It does not address all of the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also arise and impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by the occurrence of any of these risks. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.
Risks Related to Our Business
We face significant competition. Competition in our industries could result in lost market share, reduced demand for our services, and/or require us to charge lower prices for our services, which could adversely affect our operating results and future growth.
We continue to face significant competition within each of our services and product offerings. The human resource consulting market has been traditionally fragmented and a number of large consulting firms, such as AON, Deloitte, McKinsey, Mercer and Willis Towers Watson have built businesses in human resource consulting to serve these needs. Our consulting business line has and continues to face competition from human resource consulting businesses. Many of these competitors are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Digital products in the human resource market have been traditionally fragmented and a number of firms such as AON, Eightfold, Hogan, Mercer, SHL, Richardson/Challenger, Willis Towers Watson and other boutique HR technology firms offer competitive products. Competitors in the digital marketplace are a combination of large, well-capitalized firms and niche players who have received multiple rounds of private financing. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

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
We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers, and these providers may be facilitating a company’s ability to insource their recruiting capabilities. Competitors in these fields include Google for Jobs, HireVue, iCIMS, Indeed, Jobvite, Phenom, SmashFly and Yello. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive search industry. Further, as technology continues to develop and the shared economy continues to grow, we expect that the use of freelancing platform sites will become more prevalent. As a result, companies may turn to such sites for their talent needs, which could negatively impact demand for the services we offer.
Our RPO services primarily compete for business with other RPO providers such as Alexander Mann Solutions, Allegis, Cielo, IBM, Randstad and WilsonHCG while Professional Search & Interim services compete for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms such as BTG, Harvey Nash, KForce, Michael Page, Robert Half, Robert Walters and TekSystems. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. This is a highly competitive and developing industry with numerous specialists. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively could adversely affect our operating results and future growth.
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
We compete with other executive, professional search and interim and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater bonuses, incentives or compensation and benefits or more attractive lifestyle choices, career paths, office cultures, or geographic locations than we do. Competition for these consultants typically increases during periods of wage inflation, labor constraints, and/or low unemployment, such as the period from 2021 to 2022, and can result in material increases to our costs and stock usage under authorized employee stock plans, among other impacts.
Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2025, our top six consultants combined generated business equal to approximately 3% of our total fee revenues. Furthermore, our top ten consultants combined generated business equal to approximately 5% of our total fee revenues. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or modifications of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Consulting, Digital, Professional Search & Interim or RPO, or maintain the quality of service to which our clients are accustomed, as well as the ability of a departing consultant to move business to his or her new employer, could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing consultant at another executive search or consulting firm. Failing to limit departing consultants from moving business or recruiting our consultants to a competitor could adversely affect our business, financial condition and results of operations.
We are working to advance culture change through the continued implementation of inclusion and talent development initiatives throughout our organization. If we do not or are perceived not to successfully implement these initiatives, our ability to recruit, attract and retain talent may be adversely impacted and shifts in perspective and expectations about social issues and priorities surrounding such initiatives may occur at a faster pace than we are capable of managing effectively. If we are unable to identify, attract and retain sufficient talent in key positions, it may prevent us from achieving our strategic vision, disrupt our business, impact revenues, increase costs, damage employee morale and affect the quality and continuity of client service. In addition, risks associated with our recent reduction in headcount may be exacerbated if we are unable to retain qualified personnel.
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
As we develop new services, obtain clients, enter new practices and lines of business, and focus more of our business on providing a full range of client solutions, the demands on our business and our operating and legal risks may increase.
As part of our corporate strategy, we are attempting to market a more unified firm bringing together the full range of our Capabilities and Solutions to address our clients' talent and organizational challenges, including to accelerate cross-Solution integration and deepen our client-centric focus, across the life cycle of a policy, program, project or initiative. We are also regularly searching for ways to provide new services to clients, such as our entry into the Interim business in fiscal 2022 and strategic acquisitions in fiscal 2022 through fiscal 2025. This strategy may not be effective or timely executed, due to disruptions or operational challenges that may arise from efforts to consolidate or coordinate new teams, areas of the business, or business operations. Even if this strategy is effectively executed, may prove insufficient in light of changes in market or economic conditions, workforce trends, technology, competitive pressures or other external factors. In addition, we plan to extend our services to new clients and into new lines of business and geographic locations. As we focus on developing new services, clients, practice areas and lines of business; acquire or dispose of businesses; and engage in business in new geographic locations, our operations are exposed to additional as well as enhanced risks.
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
Efforts involving a different focus and/or new services, clients, practice areas, solutions, offices and geographic locations entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, new or improved services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. As our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

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
Our business is subject to various federal, state, local, and foreign laws and regulations that are complex, change frequently and may become more stringent over time. Future legislation, regulatory changes or policy shifts under the current U.S. administration or other governments could in the future impact our business. Our failure to comply with applicable laws and regulations could restrict our ability to provide certain services including to federal, state, local and foreign governments or result in the imposition of fines and penalties, substantial regulatory and compliance costs, litigation expense, adverse publicity, and loss of revenue. We incur, and expect to continue to incur, significant expenses in our attempt to comply with these laws, and our businesses are also subject to an increasing degree of compliance oversight by regulators and by our clients. In addition, our Digital services and increasing use of technology in our business expose us to data privacy and cybersecurity laws and regulations that vary and are evolving across jurisdictions. These and other laws and regulations, as well as laws and regulations in the various states or in other countries, could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs or restrictions on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our business. Any failure by us to comply with applicable laws or regulations could also result in significant liability to us from private legal actions, or may result in the cessation of our operations or portions of our operations or impositions of fines and restrictions on our ability to carry on or expand our operations. Our operations could also be negatively affected by changes to laws and regulations or their application or interpretation and enhanced regulatory oversight of our clients and us. These changes may compel us to change our prices, may restrict our ability to implement price increases, and may limit the manner in which we conduct our business or otherwise may have a negative impact on our ability to generate revenues, earnings, and cash flows. If we are unable to adapt our products and services to conform to the new laws and regulations, or if these laws and regulations have a negative impact on our clients, we may experience client losses or increased operating costs, and our business and results of operations could be negatively affected.
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
We are subject to evolving local, state, federal and/or international laws, regulations, and expectations regarding corporate responsibility matters, including sustainability, the environment, climate change, human capital management, procurement, philanthropy, data privacy and cybersecurity, human rights, business risks and opportunities, including shifts in market preferences for reporting, more sustainable or socially responsible products and services, and other actions. These requirements, expectations, and/or frameworks, which can include assessment and ratings published by third-party firms, are not synchronized and vary by stakeholder, industry, and geography; as a result, they may: increase the time and cost of our efforts to monitor and comply with those obligations; limit the extent, frequency, and modality with which our consultants travel; impact our business opportunities, supplier and customer choices and reputation; limit our ability to satisfy all stakeholders, some of whom may disagree with our focus on such initiatives; and expose us to heightened scrutiny, liability, and risks that could negatively affect us. We report on our aspirations, targets, and initiatives related to corporate responsibility matters (both directly and in response to third-party inquiries), including our Scope 1 and 2 emissions reduction goal for 2025 and our commitment to set future goals with the Science-Based Target initiative. These efforts have also, and may in the future include, voluntary reporting intended to address certain third-party frameworks, such as the recommendations of the Sustainability Accounting Standards Board, the Task Force for Climate-Related Financial Disclosures and other mandatory or voluntary standards or assessments related to corporate responsibility matters. Our ability to achieve our corporate responsibility aspirations, which may change, or to meet these evolving expectations is not guaranteed and is subject to numerous risks, including the existence, cost, and availability of certain technology, methodologies, and processes, the acquisition and integration of new entities, and trends in demand. Failing to accurately report, progress on, or meet any such aspirations or expectations (including a perceived failure to do so) on a timely basis or at all could negatively affect our business, growth, results of operations, and reputation. Meeting or exceeding such aspirations or expectations also may not result in the benefits initially anticipated.
Within our own operations, we face additional costs: from rising energy costs, which make it more expensive to power our corporate offices; and efforts to mitigate or reduce our operations’ impacts from or on the environment, such as a shift to cloud technology or a leasing preference for buildings that are LEED-certified. We have also developed and offer corporate responsibility services and products designed to address customer demand for human capital management, and sustainability matters within their own organizations and workforce, the success of which depends on many factors and may not be fully realized.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.
Should we experience a disaster or other business continuity problem, such as a natural disaster, unusual weather conditions, terrorist attack, security breach, power loss, telecommunications failure or other man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. For example, a large number of our corporate staff are based in California, which has a high level of risk from wildfires and earthquakes. The impacts of climate change may present risks, including damage to assets and technology caused by extreme weather events and may otherwise heighten or exacerbate the occurrence of such weather events. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster, pandemic or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
Risks Related to Our Profitability
We may not be able to align our cost structure with our revenue level, which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.
Our efforts to align our cost structure with the current realities of our markets may not be successful. When actual or projected fee revenues are negatively impacted by weakening customer demand, we have and may again find it necessary to take cost cutting measures so that we can minimize the impact on our profitability, such as the restructuring initiated in the first half of fiscal 2024. Failing to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

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
When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements and these estimates may not be accurate. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. Clients may also delay or cancel engagements, which could cause expected revenues to be realized at a later time or not at all. For the years ended 2025, 2024 and 2023, fixed-fee engagements represented 23%, 24%, and 23% of our revenues, respectively.
Inflationary pressure has and may continue to adversely impact our profitability.
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions in which we operate. During periods of slowed economic activity, many companies hire fewer permanent employees, and our business, financial condition and results of operations has been and may in the future be adversely affected. If unfavorable changes in regional or global economic conditions occur, our business, financial condition and results of operations could suffer. Accelerated and pronounced economic pressures, such as the ongoing inflationary cost pressures and recent increases in interest rates, as well as geopolitical uncertainty, has and may continue to negatively impact our expense base by increasing our operating costs, including labor, borrowing, and other costs of doing business. Continued inflationary pressures may result in increases in operating costs that we may not be able to fully offset by raising prices for our services because if we do our clients may choose to reduce their business with us, which may reduce our operating margin.
Risks Related to Accounting and Taxation
Foreign currency exchange rate risks affect our results of operations.
A material portion of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Most of our international expenses and revenue are denominated in foreign currencies. As a result, our financial results are affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we have operations, among other factors. Global events, including political instability, international conflicts, trade disputes, economic sanctions, inflation, increasing interest rates and emerging market volatility, and the resulting uncertainties, may cause foreign currency exchange rates to fluctuate in relation to the U.S. dollar. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Such variations expose us to both adverse as well as beneficial movements in currency exchange rates. Given the volatility of exchange rates, we are not always able to manage effectively our currency translation or transaction risks, which has and may continue to adversely affect our financial condition and results of operations.

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
As of April 30, 2025, we had approximately $400.0 million in total indebtedness outstanding, and $645.6 million of availability under our $650.0 million five-year senior secured revolving credit facility (the “Revolver”) provided for under our Credit Agreement, as amended on June 24, 2022 (the “Amended Credit Agreement”) that we entered into with a syndicate of banks and Bank of America, National Association as administrative agent. Subject to the limits contained in the Amended Credit Agreement that govern our Revolver and the indenture governing our $400.0 million principal amount of the 4.625% Senior Unsecured Notes due 2027 (the “Notes”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisition, or for other purposes. If we do so, the risks related to our debt could increase.
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
We and our subsidiaries may incur substantial additional indebtedness in the future. The Amended Credit Agreement and the indenture governing our Notes contain restrictions on the incurrence of additional indebtedness, but these restrictions are subject to several qualifications and exceptions, and the indebtedness that may be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our leverage, including those described above, would increase. Further, the restrictions in the indenture governing the Notes and the Amended Credit Agreement will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined in such debt instruments. As of April 30, 2025, we had $645.6 million available to incur additional secured indebtedness under our Revolver.
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
Our business uses and intends to further rely on AI technology, which introduces certain risks including dependency on accurate AI performance, potential data privacy and security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of IP infringement, and emerging technology risks. Our employees, contractors or other agents may not adhere to our policies governing the use of AI technology and safeguarding of our assets, including IP and sensitive information. Failure to address the risks relating to the use of AI technology adequately may negatively impact our operations, reputation and financial performance. Additionally, other unforeseen risks stemming from our use and development of AI tools and technology may arise in the future that could adversely affect our business, financial condition and results of operations.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.
Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people have been and may continue to be replaced by automation, robotics, machine learning, AI and other technological advances outside of our control. The human resource industry has been and continues to be impacted by significant technological changes, enabling companies to offer services competitive with ours. Many of those technological changes may (i) reduce demand for our services, (ii) enable the development of competitive products or services, or (iii) enable our current customers to reduce or bypass the use of our services, particularly in lower-skill job categories. Additionally, rapid changes in AI and generative AI, which involves the use of advanced algorithms and machine learning techniques to create content, generate ideas, or simulate human-like behaviors, and block chain-based technology are increasing the competitiveness landscape. We may not be successful in anticipating or responding to these changes and demand for our services could be further reduced by advanced technologies being deployed by our competitors or new competitors leveraging AI and other technologies to offer competitive services at lower costs and quicker turnaround, disrupting our business model. Technological developments such as these may materially affect the cost and use of technology by our clients and demand for our services, and if we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our ability to generate demand for our services, attract and retain clients, and our ability to develop and achieve a competitive advantage and continue to grow could be negatively affected. If we are unable to keep pace with industry changes this could result in an impairment of goodwill or other intangible assets and would have a negative impact on our profitability and operating results.
Reliance on third party technology to provide technology and other support for both our internal operations and delivering services to our clients could adversely affect our ability to execute our strategic initiative if these third parties fail to perform their obligations.
We depend on key vendors and partners to provide technology and other support for both our internal operations and delivering services to our clients. If these third parties fail to perform their obligations or cease to work with us, including as a result damage or disruption from fire, power loss, system malfunctions, telecommunications failure, computer viruses, cybersecurity attacks, natural disasters, acts of war or terrorism, employee errors or malfeasance, or other events beyond our control, our ability to execute on our strategic initiatives could be adversely affected.
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
Our systems and networks and the vendors who provide us services are vulnerable to incidents, including physical and electronic break-ins, attacks by hackers, computer viruses, malware, worms, router disruption, sabotage or espionage, ransomware attacks, supply chain attacks, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), employee error and misconduct, impersonation of authorized users and coordinated denial-of-service attacks. We have experienced and may again in the future experience cybersecurity incidents resulting from unauthorized access to our systems, which over the past decade have not had a material impact on our business or results of operations; however, there is no assurance that such impacts will not be material in the future. Cyberattacks using AI are increasing, enabling automated phishing exploits and dynamic malware. These advancements pose challenges for traditional defense controls, emphasizing the need for new strategies and tools to protect against these threats. We expect cybersecurity incidents to continue to occur in the future.
The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment that is increasingly hostile to information security. This environment demands that we regularly improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow have not and may not prevent the improper disclosure of such information. Our efforts and the costs incurred to bolster our security against attacks cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and/or qualified consultants and could potentially damage currently existing client relationships.
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
We are subject to numerous laws and regulations, both within the U.S. and internationally, designed to protect client, colleague, supplier and company data, such as the GDPR, which requires companies to meet stringent requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the enhanced obligations imposed by laws, like the GDPR, has resulted and may continue to result in additional costs to our business and has required and may further require us to amend certain of our business practices. Failure to meet the various legal and regulatory requirements could result in significant penalties, including fines up to 4% of annual worldwide revenue. These laws may also confer a private right of action on certain individuals and associations.

Laws and regulations in this area are evolving and generally becoming more stringent. State legislatures and regulators across the globe and here in the U.S. have significantly amplified their focus on data privacy and cybersecurity regulations this year, reflecting the growing public concern over data security. For instance, within the U.S. in calendar year 2024, a number of new state privacy laws were enacted, and we expect that other states will continue to adopt legislation in this area. The U.S. Department of Justice ("DOJ") became a relatively new regulator of sensitive data this year with the release of its rule regarding transfers of bulk U.S. sensitive personal data to certain "countries of concern." In addition, enforcement of privacy and data protection laws has increased over the last calendar year. For example, the California Privacy Protection Agency ("CPPA") issued its first-ever enforcement advisory reaffirming core principles of the California Consumer Protection Act ("CCPA"), including data minimization. Other countries have amended their privacy laws to bring them in line with international regulations, such as the GDPR. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws, or the interpretation and application thereof, may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could adversely affect our business, financial condition, and results of operations.
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
We have completed several strategic acquisitions of businesses in the last several years, including our acquisition of Infinity Consulting Solutions and Salo LLC in fiscal 2023 and Trilogy International ("Trilogy") in fiscal 2025. Targeted acquisitions have been and continue to be part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on the extent to which acquisition opportunities become available; our success in bidding for the opportunities that do become available; negotiating terms that we believe are reasonable; and regulatory approval, if required.
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
Our acquisitions involved purchase prices well in excess of tangible net asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2025, goodwill and purchased intangibles accounted for approximately 25% and 2%, respectively, of our total assets. We review goodwill and intangible assets annually (or more frequently, if impairment indicators arise) for impairment. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience unexpected, significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future and therefore impact the value of assets we hold, or otherwise significantly adversely affect our profitability and operating results, which could limit our financial flexibility and liquidity.
Risks Related to Global Operations
We are a company whose performance is tied to local and global economic conditions that can be cyclical.
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
We operate in 51 countries and, during the year ended April 30, 2025, generated 47% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:
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

Our cybersecurity program utilizes the International Organization for Standardization Information Security Management Systems (" ISO 27001") framework, which incorporates the National Institute of Standards and Technology and Center for Internet Security frameworks, and various risk management frameworks to proactively evaluate its cybersecurity controls, risks, and overall program effectiveness. Our approach to protecting our systems uses the concept of defense in depth, providing multiple layers of defense, monitoring, and controls. It is a mutually supported environment of fit-for-purpose technology, established processes, trained security and operations personnel, and supporting external services.
As of the date of this report, we have not experienced a cybersecurity incident that has materially affected us, including our business strategy, results of operations or financial condition. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition. However, we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect. Additional information on cybersecurity risks we face can be found in Item 1A “Risk Factors” under the heading “Risks Related to Technology, Cybersecurity and Intellectual Property,” which should be read in conjunction with the foregoing information.
People
Our global security team is led by our Global Vice President Security who reports to the Chief Information Officer. Our Chief Information Officer has more than two decades of experience in information technology and process leadership, including leading teams with global cybersecurity responsibilities. The Global Vice President Security leads the strategy and execution of our cybersecurity program, has more than two decades of dedicated security experience, and holds multiple security qualifications including Certified Information Systems Security Professional. He leads an experienced security team, organized and geographically structured with the goal of maximizing responsiveness and coverage for our global enterprise. The team is additionally supported through external services and on demand incident response capabilities. These capabilities include pre-established relationships with industry leading providers for incident containment, forensic analysis, systems recovery, legal advice, and external communications assistance.
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
Process
We leverage a structured process framework based on ISO 27001 to minimize cyber risks and facilitate continuous improvement. We adhere to the principle of least-privilege when provisioning access to systems, seeking to limit potential abuse of system privileges by internal or external threats. We train our employees annually in cybersecurity awareness and responsibilities and we engage them throughout the year with phishing awareness exercises, additional focused training, and messaging about current and persistent threats. Employees with privileged access to systems are further trained in security-by-design principles, centered on best practices for securely developing and managing software systems.
Our software development processes are governed by a structured systems development lifecycle process that is designed to review new features and system changes for adherence to security requirements prior to deployment. Our systems are further protected via a regular cadence of patching and prioritized vulnerability remediation. Lastly, the use of third-party software in our environment is governed by our third-party risk management program, which is designed to assess and remediate cyber and business risks associated with vendor-provided software and services.
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
Korn Ferry has been certified by the British Standards Institute (BSI) to ISO 27001 and ISO/IEC 27018 for our key technology platforms and processes across global operations.

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
Item 2. Properties
Our corporate office is in Los Angeles, California. We lease our corporate office as well as an additional 102 offices through which we conduct business that are located in North America, EMEA, Asia Pacific and Latin America, all of which are used by all of our business segments. As of April 30, 2025, we leased an aggregate of approximately 0.9 million square feet of office space. The leases generally have remaining terms of 1 to 12 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs, and we do not anticipate any significant difficulty replacing such facilities or locating additional facilities to accommodate any future growth.
Item 3. Legal Proceedings
From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
Information about our Executive Officers

Name	Age as of April 30, 2025	Position
Gary D. Burnison	64	President and Chief Executive Officer
Robert P. Rozek	64	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Lesley Uren	63	Chief Executive Officer, Consulting
Michael Distefano	55	Chief Executive Officer, Professional Search & Interim
Jeanne MacDonald	56	Chief Executive Officer, RPO
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
Lesley Uren has been the Chief Executive Officer of Consulting for Korn Ferry since February 2025. She joined Korn Ferry as a senior client partner in August 2017 and was promoted to lead the consulting business in EMEA as President of EMEA Consulting in May 2022. Prior to Korn Ferry, she led the talent management practice for PA Consulting from 2012 to 2017 and served as the co-founder and Chief Executive Officer of Jackson Samuel from 2004 to 2012. Ms. Uren is a graduate of London Metropolitan University.
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
Our common stock is listed on the New York Stock Exchange under the symbol KFY. On June 20, 2025, there were approximately 50,035 stockholders of record of the Company’s common stock.
Performance Graph
We have presented below a graph comparing the cumulative total stockholder return of the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) the company-established peer groups for both 2024 and 2025. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2020 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.
In fiscal 2025, we established a new peer group comprised of a broad number of publicly traded companies, which are principally or in significant part involved in professional services. The peer group is comprised of the following 14 companies: ASGN Inc. (ASGN), CoStar Group, Inc. (CSGP), Cushman & Wakefield Plc. (CWK), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Jones Lang Lasalle Inc. (JLL), ManpowerGroup Inc. (MAN), PageGroup Plc. (MPGPF), Robert Half International Inc. (RHI), TriNet Group, Inc. (TNET) and Verisk Analytics, Inc. (VRSK). We believe this group of professional services firms is reflective of similar sized companies in terms of our market capitalization, with significant global exposure that mirrors our global footprint and therefore provides a meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for the purpose of arriving at a peer group average.
The 2024 peer group, presented for comparative purposes, consisted of the following 11 companies: ASGN Inc. (ASGN), Cushman & Wakefield Plc. (CWK), FTI Consulting Inc. (FCN), Heidrick & Struggles International Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International Inc. (ICFI), Insperity Inc. (NSP), Jones Lang Lasalle Inc. (JLL), ManpowerGroup Inc. (MAN), PageGroup Plc. (MPGPF) and Robert Half International Inc. (RHI).
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (*)
Among Korn Ferry, the S&P 500 Index, 2024 Peer Group and 2025 Peer Group
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
_______________________________
(*)$100 invested on April 30, 2020 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2025.

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
Dividends
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors of the Company approved an increase of 20% in our quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024 and March 10, 2025, the Board of Directors approved an increase in our quarterly dividend, which increased the quarterly dividend to $0.37 per share and $0.48 per share, respectively.
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
Stock Repurchase Program
On June 21, 2022, the Board of Directors approved an increase in the Company’s stock repurchase program of approximately $300 million, which brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318 million. Common stock may be repurchased from time to time in the open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $88.9 million, $52.5 million and $93.9 million of the Company’s common stock during fiscal 2025, 2024 and 2023, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. The Amended Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Amended Credit Agreement, the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)
February 1, 2025 - February 28, 2025	39,820	$66.88	37,000	$106.3 million
March 1, 2025 - March 31, 2025	65,577	$66.97	64,000	$102.0 million
April 1, 2025 - April 30, 2025	131,000	$62.69	131,000	$93.8 million
Total	236,397	$64.58	232,000
_______________________________
(1)Represents withholding of 4,397 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company's discretion. The share repurchase program has no expiration date. We repurchased approximately $15.0 million of the Company's common stock under the program during the fourth quarter of fiscal 2025.
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
Executive Summary
Korn Ferry (referred to herein as the “Company” or in the first-person notations “we,” “our” and “us”) is a global consulting firm that powers performance. We help unlock the potential in people and unleash transformation across organizations—synchronizing strategy, operations, and talent to accelerate performance, fuel growth, and inspire a legacy of change. That’s why the world’s most admired companies across every major industry turn to us—for a shared commitment to lasting impact and the bold ambition to Be More Than.
As client needs have grown more complex, Korn Ferry has expanded its capabilities and become a comprehensive partner for talent and organizational performance. Today, we deliver a broad range of offerings across the talent lifecycle, combining deep expertise with scalable delivery models to meet the needs of organizations at every stage of growth. Our talent, industry expertise, global reach, and specialized solutions come together to solve our clients’ toughest performance challenges. We pair this with 10 billion data points, behavioral science, and powerful intellectual property—our Foundational Assets. These assets support a broad set of Capabilities and power Integrated Solutions designed to keep pace with change.
Our Capabilities span the full talent lifecycle and are built on the strength of our Foundational Assets. Our Capabilities consist of the following:
•Organizational Strategy - Aligning people, processes, and structure to support business goals through organizational design, role clarity, and operating model optimization.
•Assessment & Succession - Evaluating individual potential and readiness to guide hiring, promotion, mobility and succession decisions.

•Talent Acquisition - Sourcing and hiring top talent across all levels via executive search, professional recruiting, interim talent, and RPO.
•Leadership & Professional Development - Developing leaders and building critical skills through coaching, experimental learning programs, and scalable digital programs.
•Total Rewards - Designing compensation, benefits, and recognition programs that drive performance and reflect business priorities.
•Board and CEO Services - Advising boards and CEOs on leadership transitions, governance, and long-term planning.
Korn Ferry serves clients through a combination of strategic account partnerships and flexible engagement models designed to meet organizations where they are. At the center of this model is our Marquee and Diamond Accounts Program (the “Program”)—a structured approach to managing long-term relationships with many of the world’s most complex organizations.
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s full portfolio—enabling consistent delivery, deep understanding of client priorities, and early access to new offerings. As of fiscal year-end 2025, our 350 Marquee and Diamond accounts represented approximately 39% of consolidated fee revenue—more than double their contribution at the Program’s inception.
Korn Ferry delivers services through five Solution areas. The Solution areas reflect the breadth of our talent and organizational offerings and correspond to eight reportable segments supported by centralized functions that drive consistency, innovation, and scale. These segments represent how we currently organize and deliver our work to the market, enabling us to deliver specialized expertise at scale while remaining agile in response to evolving client needs and together, these areas comprise eight reportable segments. The five Solution areas are the following:
1.Consulting helps clients design and implement the talent strategies, organizational structures, and workforce capabilities and rewards to drive growth. Our consulting teams collaborate across Korn Ferry to deliver integrated solutions that support end-to-end transformation—from strategy through execution.
2.Digital leads the development, integration and commercialization of products in the Korn Ferry Talent Suite, as well as enabling technology across Korn Ferry's other Solution areas. Built on decades of proprietary data, IP, behavioral science, and talent intelligence, these tools empower data-driven decision-making and provide real-time access to benchmarks, assessments, talent development, rewards, and diagnostics across the talent lifecycle. They are leveraged in multiple ways: by consultants within service delivery, as embedded components of Integrated Solutions, or accessed directly by clients through subscription- and license-based models.
3.Executive Search delivers industry-leading executive recruitment across global markets, powered by decades of expertise and deep industry/sector specialization, and our own top-tier executive search professionals. We help organizations recruit board-level, C-suite, and senior executive talent, using proprietary assessments, leadership benchmarks, and deep functional insight to identify leaders who align with strategy, culture and long-term priorities. This solution is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, Middle East and Africa ("EMEA"), Executive Search Asia Pacific ("APAC") and Executive Search Latin America).
4.Professional Search & Interim focuses on scalable, high impact recruiting and interim talent solutions at the professional level that offer flexibility and speed in dynamic business environments. We help clients rapidly place permanent professionals and senior/professional interim leaders across business-critical functions such Finance and Accounting, IT, HR, and Operations.
5.Recruitment Process Outsourcing ("RPO") provides high-volume, outsourced hiring solutions that deliver end-to-end talent acquisition services for enterprise clients. These programs are delivered through global Talent Delivery Centers, using a technology enabled platform and are designed and managed to align with each client’s business objectives, leveraging our IP, data, science, and deep talent expertise. Advanced technology and AI-driven tools are used to enhance the platform to drive scale, efficiency, and quality, while offering an engaging experience for candidates throughout the hiring process.
Performance Highlights in fiscal 2025 include:
▪More than 80% of the executive searches we performed in fiscal 2025 were for board level, chief executive and other senior executive and general management positions. Our more than 3,700 search engagement clients in fiscal 2025 included many of the world’s largest and most prestigious public and private companies.

▪We have built strong client loyalty, with more than 83% of the assignments performed during fiscal 2025 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
▪More than 75% of our fee revenues were generated from clients that have utilized multiple solutions.
▪Net income attributable to Korn Ferry was $246.1 million and Adjusted EBITDA was $463.9 million in fiscal 2025.
▪Net income attributable to Korn Ferry margin was 9.0%, a 290 basis point ("bps") increase compared to the year-ago period. Adjusted EBITDA margin was 17.0%, a 220 bps increase compared to the year-ago period.
▪Diluted earnings per share was $4.60 in fiscal 2025.
▪Our fiscal 2025 Marquee and Diamond Accounts fee revenue generated approximately 39% of our consolidated fee revenue and grew 3% compared to fiscal year 2024.
▪Executive Search fee revenue increased 5.0% in fiscal 2025 due to a 3% increase in the weighted-average fee billed per engagement and a 2% increase in the number of engagements billed.
On November 1, 2024, we completed the acquisition of Trilogy for $44.4 million, net of cash acquired. Headquartered in London, Trilogy is a leading provider of digital interim talent across EMEA and in the United States. Trilogy operates at the forefront of change, in a large addressable market, with highly relevant digital interim professional offerings and a broad EMEA footprint. Through the combination with Trilogy, Korn Ferry's Professional Search & Interim business is expected to extend our ability to scale the Company's solutions at the intersection of talent, transformation and strategy.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For fiscal 2025, Adjusted EBITDA excluded $8.8 million of integration/acquisition costs, $4.6 million of management separation charges due to contractual obligations upon an executive's death, $2.5 million of impairment of right-of-use assets, $1.9 million of restructuring charges, net, and $0.5 million of impairment of fixed assets. For fiscal 2024, Adjusted EBITDA excluded $68.6 million of restructuring charges, net, $14.9 million of integration/acquisition costs, $1.6 million impairment of right-of-use assets and $1.6 million impairment of fixed assets. For fiscal 2023, Adjusted EBITDA excluded $42.6 million of restructuring charges, net, $14.9 million of integration/acquisition costs, $5.5 million impairment of right-of-use assets and $4.4 million impairment of fixed assets.
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
As of February 1, 2025, we completed our annual qualitative test which did not indicate any impairment. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. There was no indication of potential impairment through April 30, 2025 that would have required further testing.
When a quantitative test is required the fair value of goodwill for purposes of the goodwill impairment test is determined utilizing (1) a discounted cash flow analysis based on forecasted cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and (2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). We also reconcile the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered impaired and further tests are performed to measure the amount of impairment loss, if any.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:
▪A prolonged downturn in the business environment in which the reporting units operate;
▪An economic climate that significantly differs from our future profitability assumptions in timing or degree;
▪The deterioration of the labor markets;
▪Volatility in equity and debt markets;
▪Competition and disruption in our core business; and
▪Technological advances such as AI that impact labor markets and can diminish the value of our IP.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2025	2024	2023
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	1.2	1.0
Total revenue	101.1	101.2	101.0
Compensation and benefits	64.4	66.8	67.1
General and administrative expenses	9.5	9.4	9.5
Reimbursed expenses	1.1	1.2	1.0
Cost of services	10.4	10.9	8.4
Depreciation and amortization	2.9	2.8	2.4
Restructuring charges, net	0.1	2.5	1.5
Other Income, net	0.7	1.1	0.2
Interest expense, net	0.8	0.8	0.9
Income tax provision	3.4	1.8	2.9
Net income	9.2%	6.2%	7.5%
Net income attributable to Korn Ferry	9.0%	6.1%	7.4%

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2025		2024		2023
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$662,708	24.3%	$695,007	25.1%	$677,001	23.9%
Digital	363,530	13.3	366,699	13.3	354,651	12.5
Executive Search:
North America	535,921	19.6	506,927	18.4	562,139	19.8
EMEA	194,088	7.1	184,516	6.7	187,014	6.6
Asia Pacific	87,337	3.2	85,863	3.1	95,598	3.4
Latin America	28,862	1.1	28,937	1.0	31,047	1.1
Total Executive Search	846,208	31.0	806,243	29.2	875,798	30.9
Professional Search & Interim	503,515	18.4	540,615	19.6	503,395	17.7
RPO	354,127	13.0	354,107	12.8	424,563	15.0
Total fee revenue	2,730,088	100.0%	2,762,671	100.0%	2,835,408	100.0%
Reimbursed out-of-pocket engagement expense	30,998		32,834		28,428
Total revenue	$2,761,086		$2,795,505		$2,863,836
In the tables that follow, the Company presents a subtotal for Executive Search Adjusted EBITDA and a single percentage for Executive Search Adjusted EBITDA margin, which reflects the aggregate of all of the individual Executive Search Regions. These figures are non-GAAP financial measures and are presented as they are consistent with the Company’s Solutions areas and are financial metrics used by the Company’s investor base.

	Year Ended April 30,
	2025		2024		2023

	Consolidated
	(dollars in thousands)
Fee revenue	$2,730,088	100.0%	$2,762,671	100.0%	$2,835,408	100.0%
Total revenue	$2,761,086	101.1%	$2,795,505	101.2%	$2,863,836	101.0%

Net income attributable to Korn Ferry	$246,062	9.0%	$169,154	6.1%	$209,529	7.4%
Net income attributable to noncontrolling interest	5,014	0.2	3,407	0.1	3,525	0.1
Interest expense, net	20,363	0.8	20,968	0.8	25,864	0.9
Income tax provision	93,836	3.4	50,081	1.8	82,683	2.9
Depreciation and amortization	80,287	2.9	77,966	2.8	68,335	2.4
Integration/acquisition costs	8,837	0.3	14,866	0.5	14,922	0.5
Management separation charges	4,614	0.2	—	—	—	—
Restructuring charges, net	1,892	0.1	68,558	2.5	42,573	1.5
Impairment of fixed assets	509	0.0	1,575	0.1	4,375	0.2
Impairment of right of use assets	2,452	0.1	1,629	0.1	5,471	0.2
Adjusted EBITDA	$463,866	17.0%	$408,204	14.8%	$457,277	16.1%

	Year Ended April 30, 2025
	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$246,062	9.0%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$662,708	$674,070	$115,481	17.4%
Digital	363,530	363,727	112,696	31.0%
Executive Search:
North America	535,921	542,068	148,242	27.7%
EMEA	194,088	195,268	31,689	16.3%
Asia Pacific	87,337	87,840	18,119	20.7%
Latin America	28,862	28,876	8,149	28.2%
Total Executive Search	846,208	854,052	206,199	24.4%
Professional Search & Interim	503,515	507,246	107,600	21.4%
RPO	354,127	361,991	52,635	14.9%
Corporate	—	—	(130,745)
Consolidated	$2,730,088	$2,761,086	$463,866	17.0%

	Year Ended April 30, 2024
	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$169,154	6.1%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$695,007	$706,805	$114,260	16.4%
Digital	366,699	366,924	108,669	29.6%
Executive Search:
North America	506,927	513,545	120,710	23.8%
EMEA	184,516	185,552	25,902	14.0%
Asia Pacific	85,863	86,273	18,923	22.0%
Latin America	28,937	28,956	5,571	19.3%
Total Executive Search	806,243	814,326	171,106	21.2%
Professional Search & Interim	540,615	544,453	101,868	18.8%
RPO	354,107	362,997	40,399	11.4%
Corporate	—	—	(128,098)
Consolidated	$2,762,671	$2,795,505	$408,204	14.8%

	Year Ended April 30, 2023
	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$209,529	7.4%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$677,001	$686,979	$108,502	16.0%
Digital	354,651	354,967	97,458	27.5%
Executive Search:
North America	562,139	568,212	140,850	25.1%
EMEA	187,014	188,114	31,380	16.8%
Asia Pacific	95,598	95,956	24,222	25.3%
Latin America	31,047	31,054	9,370	30.2%
Total Executive Search	875,798	883,336	205,822	23.5%
Professional Search & Interim	503,395	507,058	110,879	22.0%
RPO	424,563	431,496	52,588	12.4%
Corporate	—	—	(117,972)
Consolidated	$2,835,408	$2,863,836	$457,277	16.1%
Our Annual Report on Form 10-K for the year ended April 30, 2024 includes a discussion and analysis of our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 in Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Fiscal 2025 Compared to Fiscal 2024
Fee Revenue
Fee Revenue. Fee revenue decreased by $32.6 million, or 1%, to $2,730.1 million in fiscal 2025 compared to $2,762.7 million in fiscal 2024. Exchange rates unfavorably impacted fee revenue by $15.4 million, or 1% in fiscal 2025 compared to fiscal 2024. The decrease in fee revenue was primarily due to lower fee revenues in Professional Search & Interim and Consulting driven by a decline in demand due to the current economic environment and other factors, partially offset by an increase in fee revenue in Executive Search North America, Executive Search EMEA and Executive Search APAC.
Consulting. Consulting reported fee revenue of $662.7 million in fiscal 2025, a decrease of $32.3 million, or 5%, compared to $695.0 million in fiscal 2024. Exchange rates unfavorably impacted fee revenue by $4.0 million, or 1% in fiscal 2025 compared to fiscal 2024. The decrease in fee revenue was primarily driven by a decline in demand for our organizational strategy, assessment & succession, and leadership and professional development offerings.
Digital. Digital reported fee revenue of $363.5 million in fiscal 2025, a decrease of $3.2 million, or 1%, compared to $366.7 million in fiscal 2024. Exchange rates unfavorably impacted fee revenue by $3.9 million, or 1% in fiscal 2025 compared to fiscal 2024. The decrease in fee revenue was primarily driven by decreases in demand for leadership and development and assessment & succession offerings, partially offset by increases in organizational strategy and total rewards offerings.
Executive Search North America. Executive Search North America reported fee revenue of $535.9 million in fiscal 2025, an increase of $29.0 million, or 6%, compared to $506.9 million in fiscal 2024. North America fee revenue increased due to a 4% increase in the number of engagements billed coupled with a 2% increase in the weighted-average fee billed per engagement (calculated using local currency) in fiscal 2025 compared to fiscal 2024.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $194.1 million in fiscal 2025, an increase of $9.6 million, or 5%, compared to $184.5 million in fiscal 2024. The increase in fee revenue was due to a 5% increase in the weighted-average fee billed per engagement (calculated using local currency) in fiscal 2025 compared to fiscal 2024.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $87.3 million in fiscal 2025, an increase of $1.4 million, or 2%, compared to $85.9 million in fiscal 2024. The slight increase in fee revenue was due to a 1% increase in the number of engagements billed coupled with a 1% increase in the weighted-average fee billed per engagement (calculated using local currency) in fiscal 2025 compared to fiscal 2024.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $28.9 million in both fiscal 2025 and 2024. Exchange rates unfavorably impacted fee revenue by $3.5 million, or 12%, in fiscal 2025 compared to fiscal 2024.

Professional Search & Interim. Professional Search & Interim reported fee revenue of $503.5 million in fiscal 2025, a decrease of $37.1 million, or 7%, compared to $540.6 million in fiscal 2024. The decrease in fee revenue was primarily due to a decrease in permanent placement fee revenue of $19.7 million as well as a decrease in interim fee revenue of $17.4 million, each of which resulted from lower demand in the current economic environment.
RPO. RPO reported fee revenue of $354.1 million in both fiscal 2025 and 2024.
Compensation and Benefits
Compensation and benefits expense decreased by $86.2 million, or 5%, to $1,758.0 million in fiscal 2025 from $1,844.2 million in fiscal 2024. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $66.6 million as a result of a 7% reduction in average headcount, a decrease of $14.9 million in deferred compensation expense due to a decrease in the fair value of participants' accounts in fiscal 2025 compared to fiscal 2024 and lower commission expense of $13.0 million. These decreases were partially offset by an increase of $10.2 million in performance-related bonus expense.
Consulting compensation and benefits expense decreased by $26.1 million, or 5%, to $458.4 million in fiscal 2025 from $484.5 million in fiscal 2024. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $19.1 million as a result of a 7% reduction in average headcount in fiscal 2025 compared to fiscal 2024 and a decrease in performance-related bonus expense of $14.0 million. The decrease was partially offset by an increase in restricted stock compensation expense of $3.9 million.
Digital compensation and benefits expense decreased by $8.4 million, or 4%, to $179.5 million in fiscal 2025 from $187.9 million in fiscal 2024. Exchange rates favorably impacted compensation and benefits by $1.6 million, or 1% in fiscal 2025 compared to fiscal 2024. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $6.7 million as a result of a 5% reduction in average headcount in fiscal 2025 compared to fiscal 2024 and a decrease in performance-related bonus expense of $1.7 million.
Executive Search North America compensation and benefits expense decreased by $8.9 million, or 2%, to $362.3 million in fiscal 2025 compared to $371.2 million in fiscal 2024. Compensation and benefits expense decreased primarily due to a decrease of $8.3 million in deferred compensation expense due to a decrease in the fair value of participants' accounts in fiscal 2025 compared to fiscal 2024.
Executive Search EMEA compensation and benefits expense increased by $3.7 million, or 3%, to $145.4 million in fiscal 2025 compared to $141.7 million in fiscal 2024. Exchange rates unfavorably impacted compensation and benefits by $1.0 million, or 1%, in fiscal 2025 compared to fiscal 2024. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $8.0 million, partially offset by a decrease in severance-related expense of $2.7 million in fiscal 2025 compared to fiscal 2024.
Executive Search Asia Pacific compensation and benefits expense increased by $2.9 million, or 5%, to $61.7 million in fiscal 2025 compared to $58.8 million in fiscal 2024. The increase in compensation and benefits expense was primarily due to increases of $1.8 million and $1.5 million in performance-related bonus expense and severance-related expenses, respectively.
Executive Search Latin America compensation and benefits expense was $18.2 million in fiscal 2025, essentially flat compared to $18.7 million in fiscal 2024. Exchange rates favorably impacted compensation and benefits by $2.2 million, or 12%, in fiscal 2025 compared to fiscal 2024.
Professional Search & Interim compensation and benefits expense decreased by $32.8 million, or 15%, to $191.6 million in fiscal 2025 compared to $224.4 million in fiscal 2024. The decrease in compensation and benefits expense was primarily due to a decrease in commission expense of $12.3 million driven by lower segment fee revenue, a decrease in salaries and related payroll taxes of $10.2 million as a result of a 12% decrease in average headcount, and lower integration/acquisition cost of $8.6 million in fiscal 2025 compared to fiscal 2024.
RPO compensation and benefits expense decreased by $15.3 million, or 5%, to $269.0 million in fiscal 2025 from $284.3 million in fiscal 2024. The decrease in compensation and benefits expense was primarily due to a decrease in salaries and related payroll taxes of $23.2 million as a result of a 9% decrease in average headcount, partially offset by an increase in performance-related bonus expense of $7.7 million in fiscal 2025 compared to fiscal 2024.
Corporate compensation and benefits expense was $71.9 million in fiscal 2025, essentially flat compared to $72.6 million in fiscal 2024.
General and Administrative Expenses
General and administrative expenses were $258.5 million in fiscal 2025, essentially flat compared to $259.0 million in fiscal 2024. There were decreases in legal and other professional fees and foreign exchange loss of $2.5 million and $1.7 million, respectively, in fiscal 2025 compared to fiscal 2024. These decreases were partially offset by an increase in integration/acquisition cost of $2.6 million as a result of the acquisition of Trilogy in fiscal 2025, and an increase of $1.4 million in marketing and business development expenses.

Consulting general and administrative expenses decreased by $3.2 million, or 6%, to $51.5 million in fiscal 2025 compared to $54.7 million in fiscal 2024. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees and foreign exchange loss of $1.2 million and $0.8 million, respectively, in fiscal 2025 compared to fiscal 2024. Further contributing to the decrease in general and administrative expenses was an impairment of right-of-use assets of $0.6 million incurred in fiscal 2024.
Digital general and administrative expenses were $39.1 million in fiscal 2025, essentially flat compared to $39.9 million in fiscal 2024.
Executive Search North America general and administrative expenses increased by $3.7 million, or 11%, to $35.9 million in fiscal 2025 from $32.2 million in fiscal 2024. The increase in general and administrative expenses was primarily due to increases in legal and other professional fees and impairment of right-of-use assets of $2.5 million and $2.0 million, respectively, in fiscal 2025 compared to fiscal 2024.
Executive Search EMEA general and administrative expenses were $17.0 million in fiscal 2025, essentially flat compared to $16.8 million in fiscal 2024.
Executive Search Asia Pacific general and administrative expenses decreased by $1.0 million, or 11%, to $7.8 million in fiscal 2025 from $8.8 million in fiscal 2024. The decrease in general and administrative expenses was primarily due to a decrease in bad debt expense of $1.3 million in fiscal 2025 compared to fiscal 2024.
Executive Search Latin America general and administrative expenses decreased by $2.3 million, or 48%, to $2.5 million in fiscal 2025 from $4.8 million in fiscal 2024. The decrease in general and administrative expenses was primarily due to the impact of a foreign exchange gain of $1.1 million in fiscal 2025 compared to a foreign exchange loss of $0.8 million in fiscal 2024.
Professional Search & Interim general and administrative expenses decreased by $4.2 million, or 17%, to $20.1 million in fiscal 2025 from $24.3 million in fiscal 2024. The decrease in general and administrative expenses was primarily due to decreases in premise and office expense and bad debt expense of $2.2 million and $1.6 million, respectively, in fiscal 2025 compared to fiscal 2024.
RPO general and administrative expenses increased by $2.4 million, or 13%, to $21.2 million in fiscal 2025 from $18.8 million in fiscal 2024. The increase in general and administrative expenses was primarily due to an increase in bad debt expense of $2.9 million in fiscal 2025 compared to fiscal 2024.
Corporate general and administrative expenses increased by $4.5 million, or 8%, to $63.3 million in fiscal 2025 compared to $58.8 million in fiscal 2024. The increase was primarily due to increases in integration/acquisition costs of $2.4 million and $1.8 million in marketing and business development expenses in fiscal 2025 compared to fiscal 2024.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to the delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense was $285.1 million in fiscal 2025, a decrease of $14.9 million, or 5%, compared to $300.0 million in fiscal 2024. Professional Search & Interim accounts for $15.0 million of the decrease due to a decline in fee revenue in the segment as the Company's interim services have a higher cost of service expense as compared to the Company's other segments. Cost of services expense, as a percentage of fee revenue, decreased to 10% in fiscal 2025 from 11% in fiscal 2024.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $80.3 million in fiscal 2025, an increase of $2.3 million, or 3%, compared to $78.0 million in fiscal 2024. The increase was primarily due to the technology investments made in the current and prior year in our Digital segment.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a plan intended to eliminate excess capacity resulting from the challenging and uncertain macroeconomic business environment. As a result, the Company recorded restructuring charges, net of $68.6 million in fiscal 2024. During fiscal 2025, we recorded an adjustment to the previously recorded restructuring accruals of $1.9 million.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry was $246.1 million in fiscal 2025, an increase of $76.9 million, or 45%, compared to $169.2 million in fiscal 2024. The increase in net income attributable to Korn Ferry was primarily due to decreases in compensation and benefits expense, restructuring charges, net and cost of services expense in fiscal 2025 compared to fiscal 2024, partially offset by an increase in income tax provision, lower fee revenue and a decrease in other income, net. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% and 6% in fiscal 2025 and 2024, respectively.

Adjusted EBITDA
Adjusted EBITDA was $463.9 million in fiscal 2025, an increase of $55.7 million, or 14%, compared to $408.2 million in fiscal 2024. The increase in Adjusted EBITDA was primarily driven by decreases in compensation and benefits expense (excluding integration/acquisition costs and management separation charges) and cost of services expense in fiscal 2025 compared to fiscal 2024. The increase in Adjusted EBITDA was partially offset by a decrease in fee revenue and a decrease in other income, net. Adjusted EBITDA, as a percentage of fee revenue, was 17% in fiscal 2025 compared to 15% in fiscal 2024.
Consulting Adjusted EBITDA was $115.5 million in fiscal 2025, an increase of $1.2 million, or 1%, compared to $114.3 million in fiscal 2024. This increase in Adjusted EBITDA was driven by decreases in compensation and benefits expense (excluding management separation charges), general and administrative expenses (excluding impairment of right-of-use assets), and cost of services expense in fiscal 2025 compared to fiscal 2024. The increase in Adjusted EBITDA was partially offset by a decrease in fee revenue in fiscal 2025 compared to fiscal 2024. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% in fiscal 2025 compared to 16% in fiscal 2024.
Digital Adjusted EBITDA was $112.7 million in fiscal 2025, an increase of $4.0 million, or 4%, compared to $108.7 million in fiscal 2024. This increase in Adjusted EBITDA was mainly driven by a decrease in compensation and benefits expense, partially offset by a decrease in fee revenue in fiscal 2025 compared to fiscal 2024. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% in fiscal 2025 compared to 30% in fiscal 2024.
Executive Search North America Adjusted EBITDA increased by $27.5 million, or 23%, to $148.2 million in fiscal 2025 compared to $120.7 million in fiscal 2024. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue in fiscal 2025 compared to fiscal 2024. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 28% in fiscal 2025 compared to 24% in fiscal 2024.
Executive Search EMEA Adjusted EBITDA increased by $5.8 million, or 22%, to $31.7 million in fiscal 2025 compared to $25.9 million in fiscal 2024. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense in fiscal 2025 compared to fiscal 2024. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in fiscal 2025 compared to 14% in fiscal 2024.
Executive Search Asia Pacific Adjusted EBITDA decreased by $0.8 million, or 4%, to $18.1 million in fiscal 2025 compared to $18.9 million in fiscal 2024. The decrease in Adjusted EBITDA was primarily driven by an increase in compensation and benefits expense, partially offset by an increase in fee revenue. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 21% in fiscal 2025 compared to 22% in fiscal 2024.
Executive Search Latin America Adjusted EBITDA increased by $2.5 million, or 45%, to $8.1 million in fiscal 2025 compared to $5.6 million in fiscal 2024. The increase in Adjusted EBITDA was primarily driven by a decrease in general and administrative expenses in fiscal 2025 compared to fiscal 2024. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 28% in fiscal 2025 compared to 19% in fiscal 2024.
Professional Search & Interim Adjusted EBITDA was $107.6 million in fiscal 2025, an increase of $5.7 million, or 6%, compared to $101.9 million in fiscal 2024. The increase in Adjusted EBITDA was mainly driven by decreases in compensation and benefits expense (excluding integration/acquisition costs), cost of services expense, and general and administrative expenses (excluding integration/acquisition costs). These decreases were partially offset by lower fee revenue. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% in fiscal 2025 compared to 19% in fiscal 2024.
RPO Adjusted EBITDA was $52.6 million in fiscal 2025, an increase of $12.2 million, or 30%, compared to $40.4 million in fiscal 2024. The increase in Adjusted EBITDA was primarily driven by a decrease in compensation and benefits expense, partially offset by an increase in general and administrative expenses (excluding impairment of right-of-use assets). RPO Adjusted EBITDA, as a percentage of fee revenue, was 15% in fiscal 2025 compared to 11% in fiscal 2024.
Other Income, Net
Other income, net was $19.0 million in fiscal 2025 compared to $30.7 million in fiscal 2024. The difference was primarily due to lower gains from the increase in the fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP in fiscal 2025 compared to fiscal 2024.
Interest Expense, Net
Interest expense, net primarily relates to our Notes issued in December 2019, borrowings under our COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $20.4 million in fiscal 2025 compared to $21.0 million in fiscal 2024. Interest expense, net decreased due to an increase in interest income earned on cash and cash equivalent balances and investment income from our marketable securities as a result of higher average cash and cash equivalent and marketable securities balances in fiscal 2025 compared to fiscal 2024, partially offset by an increase in interest expense on deferred compensation plans.

Income Tax Provision
The provision for income tax was $93.8 million in fiscal 2025 compared to $50.1 million in fiscal 2024. This reflects a 27.2% effective tax rate for fiscal 2025 compared to a 22.5% effective tax rate for fiscal 2024. The effective tax rate for fiscal 2025 was primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time. The lower effective tax rate in fiscal 2024 was primarily due to a $9.7 million non-recurring tax benefit from actions taken in connection with the worldwide minimum tax that resulted in the release of a valuation allowance.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of income. Net income attributable to noncontrolling interest was $5.0 million and $3.4 million in fiscal 2025 and fiscal 2024, respectively.
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
On November 1, 2024, we completed the acquisition of Trilogy, a provider of technology/digital interim talent across Europe and in the United States, for $44.4 million, net of cash acquired. Trilogy is part of our Interim business, which is a part of our Professional Search & Interim segment.
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of April 30, 2025, the fair value of the Notes was $389.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On June 24, 2022, we entered into an amendment (the "Amendment") to our December 16, 2019 Credit Agreement (the "Credit Agreement"; as amended by the Amendment, the “Amended Credit Agreement”) with the lenders party thereto and Bank of America, National Association as administrative agent, to, among other things (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) replace the London interbank offered rate with Term Secured Overnight Financing Rate ("SOFR"), and (iii) replace the existing financial covenants with financial covenants described below. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the "Revolver"). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $250 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. See Note 11 —Long-Term Debt for a further description of the Amended Credit Agreement. The Company has a total of $645.6 million and $645.5 million available under the Revolver after $4.4 million and $4.5 million of standby letters of credit have been issued as of April 30, 2025 and 2024, respectively. The Company had a total of $13.1 million and $13.2 million of standby letters with other financial institutions as of April 30, 2025 and 2024, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.
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
On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $88.9 million and $52.5 million of the Company’s stock during fiscal 2025 and fiscal 2024, respectively. As of April 30, 2025, $93.8 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $1,277.0 million and $1,195.4 million as of April 30, 2025 and 2024, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $667.3 million and $606.4 million at April 30, 2025 and 2024, respectively. As of April 30, 2025 and 2024, we held $405.2 million and $393.8 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of April 30, 2025 and 2024, marketable securities of $270.0 million and $254.4 million, respectively, included equity securities of $230.4 million (net of gross unrealized gains of $27.7 million and gross unrealized losses of $0.6 million) and $219.9 million (net of gross unrealized gains of $27.0 million and gross unrealized losses of $1.2 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $218.0 million and $202.5 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $205.3 million and $198.6 million as of April 30, 2025 and 2024, respectively. Unvested obligations under the deferred compensation plans totaled $19.5 million and $22.4 million as of April 30, 2025 and 2024, respectively.
Our working capital (current assets less current liabilities) was $794.5 million as of April 30, 2025 and $739.6 million as of April 30, 2024. The net increase in our working capital of $54.9 million as of April 30, 2025 compared to April 30, 2024 is primarily attributable to an increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily due to cash from operations, partially offset by payments of annual bonuses earned in fiscal 2024 and paid during the first quarter of fiscal 2025, repurchases of common stock and dividends paid to shareholders, purchase of property and equipment, and the acquisition of Trilogy. Cash provided by operating activities was $364.4 million in fiscal 2025 compared to $284.0 million in fiscal 2024.
Cash used in investing activities was $125.5 million in fiscal 2025 compared to $53.8 million in fiscal 2024. The increase in cash used in investing activities was primarily due to $44.4 million in cash paid for the acquisition of Trilogy during fiscal 2025. Further contributing to this increase was an increase of $13.3 million on cash paid for premium on company-owned life insurance policies and a decrease of $8.9 million in proceeds received from life insurance policies in fiscal 2025 compared to fiscal 2024.
Cash used in financing activities was $190.7 million in fiscal 2025 compared to $116.3 million in fiscal 2024. The increase in cash used in financing activities was primarily due to $35.7 million more in repurchases of the Company’s common stock, as well as a $29.2 million increase in dividends paid to shareholders in fiscal 2025 compared to fiscal 2024.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2025:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

		(in thousands)
Operating lease commitments	15	$215,570	$42,968	$60,122	$39,344	$73,136
Finance lease commitments	15	3,361	1,502	1,791	68	—
Accrued restructuring charges	13	169	169	—	—	—
Interest payments on COLI loans (2)	11	27,761	4,328	8,650	7,752	7,031
Long-term debt	11	400,000	—	400,000	—	—
Estimated interest on long-term debt (3)	11	55,500	18,500	37,000	—	—
Total		$702,361	$67,467	$507,563	$47,164	$80,167
_______________________________
(1)See the corresponding Note in the accompanying consolidated financial statements in Item 15.
(2)Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $592.8 million at April 30, 2025.
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
Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2025 and 2024, we held contracts with gross cash surrender value of $325.5 million and $295.9 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $72.8 million and $77.0 million as of April 30, 2025 and 2024, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2025 and 2024, the net cash value of these policies was $252.6 million and $219.0 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $592.8 million and $447.3 million at April 30, 2025 and 2024, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of April 30, 2025.
Accounting Developments
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board issued an accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. We adopted this guidance in fiscal 2025 and will adopt the guidance in interim periods beginning in fiscal 2026. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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
In November 2024, the Financial Accounting Standards Board issued an accounting update that requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendment in this update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We will adopt this guidance in fiscal 2028 and in interim periods beginning in fiscal 2029. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2025, 2024 and 2023, we recorded foreign currency losses of $2.8 million, $4.5 million and $2.0 million, respectively, in general and administrative expenses in the consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of April 30, 2025 by notional value (including the U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Singapore Dollar), a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $16.0 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Credit Facilities, borrowings against the CSV of COLI contracts and to a lesser extent, our fixed income debt securities. As of April 30, 2025, there were no amounts outstanding under the Credit Facilities. At our option, loans issued under the Amended Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Amended Credit Agreement may fluctuate between Term SOFR plus a SOFR adjustment of 0.10%, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Amended Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $72.8 million and $77.0 million of borrowings against the CSV of COLI contracts as of April 30, 2025 and 2024, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 8. Financial Statements and Supplementary Data
See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) were effective as of April 30, 2025.
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
Item 9B. Other Information
Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended April 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included under the captions “The Board of Directors,” "Culture of Integrity and Code of Business Conduct and Ethics," "Board Committees," "Other Policies," and, when applicable, “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement and is incorporated herein by reference. The information under the heading “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.
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

10.15*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10.16*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.17*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K, filed October 2, 2012.
10.18*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.19*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.
10.20*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of January 1, 2019, filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.21*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, as of December 4, 2019, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2020.
10.22*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 15, 2015.
10.23*+	Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.24*+	Korn Ferry Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.25*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, as of December 4, 2019, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2020.
10.26*+	Third Amendment and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed June 28, 2019.
10.27*+	Fourth Amended and Restated Korn Ferry 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Form 8-K, filed October 7, 2019.
10.28*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors under the 2008 Stock Incentive Plan, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.29*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.30*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.31*+	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed June 28, 2019.
10.32+
Credit Agreement, dated December 16, 2019, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Form 8-K, filed December 16, 2019.

10.33*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective June 1, 2020, filed as Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
10.34*+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective July 1, 2020, filed as Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed July 15, 2020.
10.35*+	Amended and Restated Korn Ferry Executive Capital Accumulation Plan, effective July 1, 2021, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.

10.36*+	Amended and Restated Korn Ferry Long Term Performance Unit Plan, effective July 1, 2021, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.37*+	Form of Unit Award Agreement under Amended and Restated Korn Ferry Long Term Performance Unit Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.38*+	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Gary Burnison, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.39*+	Amended and Restated Employment Agreement dated June 28, 2021 between the Company and Robert Rozek, filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K, filed June 28, 2021.
10.40+
First Amendment to Credit Agreement, dated June 24, 2022, by and among Korn Ferry, Bank of America, N.A., as administrative agent, and other lender parties thereto, filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed June 28, 2022.

10.41*+	Korn Ferry 2022 Stock Incentive Plan, effective September 22, 2022, filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed September 26, 2022.
10.42*+	Korn Ferry Amended and Restated Employees Stock Purchase Plan, effective September 22, 2022, filed as Exhibit 10.2 to the Company's Report on Form 8-K, filed September 26, 2022.
10.43*+	Korn Ferry 2022 Stock Incentive Plan US RSA Notice and Restricted Stock Award Agreement, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.
10.44*+
Korn Ferry 2022 Stock Incentive Plan US and Foreign RSU Performance Award Notice TSR and Restricted Stock Unit Performance Award Agreement, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.

10.45*+	Korn Ferry 2022 Stock Incentive Plan Foreign RSU Notice and Restricted Stock Unit Award Agreement, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.
10.46*+
Korn Ferry 2022 Stock Incentive Plan BOD RSU Notice and Nonemployee Director Restricted Stock Unit Award Agreement, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2022.

10.47*+	Summary of Non-Employee Director Compensation Program as effective December 15, 2022, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2023.
10.48*+	Employment Agreement dated July 1, 2022 between the Company and Michael Distefano, filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K, filed June 28, 2023.
10.49*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2022 Stock Incentive Plan, filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K, filed June 28, 2024.
10.50*+	Employment Agreement dated September 19, 2023 between the Company and Jeanne MacDonald, filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K, filed June 28, 2024.
10.51*+	Korn Ferry Amended and Restated 2022 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Report on Form 8-K, filed September 27, 2024.
10.52*	Summary of Non-Employee Director Compensation Program Effective May 1, 2025.
10.53*	Employment Agreement dated April 29, 2025 between the Company and Lesley Uren.
19.1+	Korn Ferry Insider Trading Policy effective March 2023, filed as Exhibit 19.1 to the Company's Annual Report on Form 10-K, filed June 28, 2024.
21.1	Subsidiaries of Korn Ferry.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
97.1+	Korn Ferry Compensation Recoupment (Clawback) Policy, filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed June 28, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	This cover page from the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, had been formatted in Inline XBRL and included as Exhibit 101.
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
Date: June 27, 2025
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

Signature	Title	Date

/s/ JERRY P. LEAMON	Chairman of the Board and Director	June 27, 2025
Jerry P. Leamon
/s/ GARY D. BURNISON	President & Chief Executive Officer (Principal Executive Officer) and Director	June 27, 2025
Gary D. Burnison
/s/ ROBERT P. ROZEK	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 27, 2025
Robert P. Rozek

/s/ DOYLE N. BENEBY	Director	June 27, 2025
Doyle N. Beneby
/s/ LAURA M. BISHOP	Director	June 27, 2025
Laura M. Bishop
/s/ MATTHEW J. ESPE	Director	June 27, 2025
Matthew J. Espe
/s/ CHARLES L. HARRINGTON	Director	June 27, 2025
Charles L. Harrington
/s/ RUSSELL A. HAGEY	Director	June 27, 2025
Russell A. Hagey
/s/ ANGEL R. MARTINEZ	Director	June 27, 2025
Angel R. Martinez
/s/ DEBRA J. PERRY	Director	June 27, 2025
Debra J. Perry
/s/ LORI J. ROBINSON	Director	June 27, 2025
Lori J. Robinson

KORN FERRY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2025

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
In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.
Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2025 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025, a copy of which is included in this Annual Report on Form 10-K.
June 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on Internal Control Over Financial Reporting
We have audited Korn Ferry and subsidiaries’ internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn Ferry and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and our report dated June 27, 2025 expressed an unqualified opinion thereon.
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
June 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Korn Ferry
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Korn Ferry and subsidiaries (the Company) as of April 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 27, 2025 expressed an unqualified opinion thereon.
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

Consulting Revenue Recognition

Description of the Matter
As described in Note 1 to the consolidated financial statements, Consulting fee revenue is primarily recognized as services are rendered, measured by total hours incurred as a percentage of the total estimated hours at completion. Updated estimates for Consulting engagements may vary from initial estimates and are recognized in the period of determination.
Auditing Consulting revenue recognition involves a higher level of audit effort due to the complexity of the contracts and a greater degree of audit judgement needed to test the underlying data supporting management's estimate of total hours estimated at completion.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s processes and controls related to the recognition of Consulting revenue, including, among others, controls over management review of contractual terms, management’s determination of when control of goods and services are transferred to customers as well as management’s review of the accuracy and completeness of underlying data used in the estimate mentioned above.
Our audit procedures included, among others, testing a sample of contracts to determine whether terms that may affect revenue recognition were identified and properly considered, performance obligations were appropriately identified in the Company’s evaluation of the accounting for the contracts and revenue was recognized as services were rendered. In addition, we tested management's estimate of total estimated hours at completion by comparing the data used in the estimate to time reports for work completed to date, recalculated the percentage of completion and assessed the reasonableness of management’s estimates to complete based on an understanding of the current status of the contracts. We also performed analysis over contracts completed during the year to determine whether there were significant changes in the estimate from initiation to completion of contracts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Los Angeles, California
June 27, 2025

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,
	2025	2024

	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$1,006,964	$941,005
Marketable securities	36,388	42,742
Receivables due from clients, net of allowance for doubtful accounts of $40,461 and $44,192 at April 30, 2025 and 2024, respectively	565,255	541,014
Income taxes and other receivables	38,394	40,696
Unearned compensation	61,649	59,247
Prepaid expenses and other assets	41,488	49,456
Total current assets	1,750,138	1,674,160

Marketable securities, non-current	233,626	211,681
Property and equipment, net	173,610	161,849
Operating lease right-of-use assets, net	152,712	160,464
Cash surrender value of company-owned life insurance policies, net of loans	252,621	218,977
Deferred income taxes	144,560	133,564
Goodwill	948,832	908,376
Intangible assets, net	70,193	88,833
Unearned compensation, non-current	106,965	99,913
Investments and other assets	27,967	21,052
Total assets	$3,861,224	$3,678,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$58,884	$50,112
Income taxes payable	23,079	24,076
Compensation and benefits payable	530,473	525,466
Operating lease liability, current	38,573	36,073
Other accrued liabilities	304,589	298,792
Total current liabilities	955,598	934,519

Deferred compensation and other retirement plans	477,770	440,396
Operating lease liability, non-current	131,762	143,507
Long-term debt	397,736	396,946
Deferred tax liabilities	5,981	4,540
Other liabilities	20,238	21,636
Total liabilities	1,989,085	1,941,544

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 78,264 and 77,460 shares issued and 51,458 and 51,983 shares outstanding at April 30, 2025 and 2024, respectively	364,425	414,885
Retained earnings	1,588,274	1,425,844
Accumulated other comprehensive loss, net	(86,243)	(107,671)
Total Korn Ferry stockholders' equity	1,866,456	1,733,058
Noncontrolling interest	5,683	4,267
Total stockholders' equity	1,872,139	1,737,325
Total liabilities and stockholders' equity	$3,861,224	$3,678,869
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2025	2024	2023

	(in thousands, except per share data)
Fee revenue	$2,730,088	$2,762,671	$2,835,408
Reimbursed out-of-pocket engagement expenses	30,998	32,834	28,428
Total revenue	2,761,086	2,795,505	2,863,836

Compensation and benefits	1,758,024	1,844,164	1,901,203
General and administrative expenses	258,488	259,039	268,458
Reimbursed expenses	30,998	32,834	28,428
Cost of services	285,075	300,015	238,499
Depreciation and amortization	80,287	77,966	68,335
Restructuring charges, net	1,892	68,558	42,573
Total operating expenses	2,414,764	2,582,576	2,547,496

Operating income	346,322	212,929	316,340
Other income, net	18,953	30,681	5,261
Interest expense, net	(20,363)	(20,968)	(25,864)
Income before provision for income taxes	344,912	222,642	295,737
Income tax provision	93,836	50,081	82,683
Net income	251,076	172,561	213,054
Net income attributable to noncontrolling interest	(5,014)	(3,407)	(3,525)
Net income attributable to Korn Ferry	$246,062	$169,154	$209,529

Earnings per common share attributable to Korn Ferry:
Basic	$4.69	$3.25	$3.98
Diluted	$4.60	$3.23	$3.95

Weighted-average common shares outstanding:
Basic	51,778	51,038	51,482
Diluted	52,806	51,432	51,883

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2025	2024	2023

	(in thousands)

Net income	$251,076	$172,561	$213,054

Other comprehensive income (loss):
Foreign currency translation adjustments	21,540	(18,722)	(3,256)
Deferred compensation and pension plan adjustments, net of tax	(766)	3,989	3,420
Net unrealized gain on marketable securities, net of tax	94	248	144
Comprehensive income	271,944	158,076	213,362
Less: comprehensive income attributable to noncontrolling interest	(4,454)	(3,829)	(4,412)
Comprehensive income attributable to Korn Ferry	$267,490	$154,247	$208,950
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount

	(in thousands)
Balance at May 1, 2022	53,190	$502,008	$1,134,523	$(92,185)	$1,544,346	$5,243	$1,549,589
Net income	—	—	209,529	—	209,529	3,525	213,054
Other comprehensive (loss) income	—	—	—	(579)	(579)	887	308
Dividends paid to shareholders	—	—	(32,971)	—	(32,971)	—	(32,971)
Dividends paid to noncontrolling interest	—	—	—	—	—	(4,721)	(4,721)
Purchase of stock	(2,082)	(116,139)	—	—	(116,139)	—	(116,139)
Issuance of stock	1,161	8,452	—	—	8,452	—	8,452
Stock-based compensation	—	35,433	—	—	35,433	—	35,433
Balance at April 30, 2023	52,269	429,754	1,311,081	(92,764)	1,648,071	4,934	1,653,005
Net income	—	—	169,154	—	169,154	3,407	172,561
Other comprehensive (loss) income	—	—	—	(14,907)	(14,907)	422	(14,485)
Dividends paid to shareholders	—	—	(54,391)	—	(54,391)	—	(54,391)
Dividends paid to noncontrolling interest	—	—	—	—	—	(4,496)	(4,496)
Purchase of stock	(1,142)	(63,219)	—	—	(63,219)	—	(63,219)
Issuance of stock	856	9,273	—	—	9,273	—	9,273
Stock-based compensation	—	39,077	—	—	39,077	—	39,077
Balance at April 30, 2024	51,983	414,885	1,425,844	(107,671)	1,733,058	4,267	1,737,325
Net income	—	—	246,062	—	246,062	5,014	251,076
Other comprehensive income (loss)	—	—	—	21,428	21,428	(560)	20,868
Dividends paid to shareholders	—	—	(83,632)	—	(83,632)	—	(83,632)
Dividends paid to noncontrolling interest	—	—	—	—	—	(3,038)	(3,038)
Purchase of stock	(1,539)	(106,296)	—	—	(106,296)	—	(106,296)
Issuance of stock	1,014	8,742	—	—	8,742	—	8,742
Stock-based compensation	—	47,094	—	—	47,094	—	47,094
Balance at April 30, 2025	51,458	$364,425	$1,588,274	$(86,243)	$1,866,456	$5,683	$1,872,139
The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Cash flows from operating activities:
Net income	$251,076	$172,561	$213,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,287	77,966	68,335
Stock-based compensation expense	47,961	39,970	36,285
Provision for doubtful accounts	20,676	20,715	22,493
Gain on marketable securities	(17,105)	(29,848)	(2,874)
Gain on cash surrender value of life insurance policies	(11,597)	(8,803)	(10,576)
Deferred income taxes	(6,404)	(32,309)	(14,403)
Impairment of right-of-use assets	2,452	1,629	5,471
Impairment of fixed assets	509	1,575	4,375
Change in other assets and liabilities:
Deferred compensation	41,462	65,402	52,291
Receivables due from clients	(33,243)	7,872	33,483
Income taxes and other receivables	5,711	13,669	(25,615)
Prepaid expenses and other assets	7,997	(239)	(5,884)
Unearned compensation	(9,454)	7,923	11,904
Income taxes payable	(5,349)	2,617	(15,304)
Accounts payable and accrued liabilities	(1,976)	(54,712)	(27,821)
Other	(8,641)	(2,027)	(1,320)
Net cash provided by operating activities	364,362	283,961	343,894
Cash flows from investing activities:
Purchase of property and equipment	(62,484)	(55,147)	(70,382)
Cash paid for acquisitions, net of cash acquired	(44,442)	—	(254,750)
Proceeds from sales/maturities of marketable securities	41,921	46,000	65,878
Purchase of marketable securities	(39,453)	(45,768)	(53,530)
Premium on company-owned life insurance policies	(28,440)	(15,185)	(15,219)
Proceeds from life insurance policies	7,359	16,272	4,376
Dividends received from unconsolidated subsidiaries	40	—	150
Net cash used in investing activities	(125,499)	(53,828)	(323,477)
Cash flows from financing activities:
Dividends paid to shareholders	(83,632)	(54,391)	(32,971)
Repurchases of common stock	(88,819)	(53,162)	(95,463)
Payments of tax withholdings on restricted stock	(17,351)	(10,732)	(22,232)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	7,868	8,347	7,606
Payments on life insurance policy loans	(4,127)	(123)	(2,760)
Dividends paid to noncontrolling interest	(3,038)	(4,496)	(4,721)
Principal payments on finance leases	(1,631)	(1,776)	(1,639)
Net cash used in financing activities	(190,730)	(116,333)	(152,180)
Effect of exchange rate changes on cash and cash equivalents	17,826	(16,819)	(2,283)
Net increase (decrease) in cash and cash equivalents	65,959	96,981	(134,046)
Cash and cash equivalents at beginning of year	941,005	844,024	978,070
Cash and cash equivalents at end of the year	$1,006,964	$941,005	$844,024
Supplemental cash flow information:
Cash used to pay interest	$25,249	$24,992	$25,409
Cash used to pay income taxes, net of refunds	$106,900	$72,124	$134,741

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025

1. Organization and Summary of Significant Accounting Policies
Nature of Business
Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a global consulting firm that powers performance. The Company helps unlock the potential in people and unleash transformation across organizations—synchronizing strategy, operations, and talent to accelerate performance, fuel growth, and inspire a legacy of change. Korn Ferry has expanded its capabilities and become a comprehensive partner for talent and organizational performance. The Company delivers a broad range of offerings across the talent lifecycle, combining deep expertise with scalable delivery models to meet the needs of organizations at every stage of growth.
Korn Ferry delivers its services through five Solution areas and together, these areas comprise eight reportable segments, supported by a centralized corporate function that drive consistency, innovation, and scale. These segments represent how the Company currently organizes and delivers work to the market, enabling Korn Ferry to deliver specialized expertise at scale while remaining agile in response to evolving client needs. The five Solution areas are the following:
1.Consulting helps clients design and implement the talent strategies, organizational structures, and workforce capabilities and rewards to drive growth. The consulting teams collaborate across Korn Ferry to deliver integrated solutions that support end-to-end transformation—from strategy through execution.
2.Digital leads the development, integration and commercialization of products in the Korn Ferry Talent Suite, as well as enabling technology across Korn Ferry's other Solution areas. Built on decades of proprietary data, intellectual property ("IP"), behavioral science, and talent intelligence, these tools empower data-driven decision-making and provide real-time access to benchmarks, assessments, talent development, rewards, and diagnostics across the talent lifecycle. They are leveraged in multiple ways: by consultants within service delivery, as embedded components of Integrated Solutions, or accessed directly by clients through subscription- and license-based models.
3.Executive Search delivers industry-leading executive recruitment across global markets, powered by decades of expertise and deep industry/sector specialization, and Korn Ferry’s own top-tier executive search professionals. The Company helps organizations recruit board-level, C-suite, and senior executive talent, using proprietary assessments, leadership benchmarks, and deep functional insight to identify leaders who align with strategy, culture, and long-term priorities. This solution is managed and reported on a geographic basis and represents four of the Company’s reportable segments (Executive Search North America, Executive Search Europe, Middle East and Africa (“EMEA”), Executive Search Asia Pacific ("APAC"), and Executive Search Latin America).
4.Professional Search & Interim focuses on scalable, high impact recruiting and interim talent solutions at the professional level that offer flexibility and speed in dynamic business environments. Korn Ferry helps clients rapidly place permanent professionals and senior/professional interim leaders across business-critical functions such as Finance and Accounting, IT, HR, and Operations.
5.Recruitment Process Outsourcing ("RPO") provides high-volume, outsourced hiring solutions that deliver end-to-end talent acquisition services for enterprise clients. These programs are delivered through global Talent Delivery Centers, using a technology enabled platform and are designed and managed to align with each client’s business objectives, leveraging Korn Ferry’s IP, data, science, and deep talent expertise. Advanced technology and AI-driven tools are used to enhance the platform to drive scale, efficiency, and quality, while offering an engaging experience for candidates throughout the hiring process.
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
April 30, 2025 (continued)
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of April 30, 2025 and 2024, the Company’s investments in cash equivalents consisted of money market funds and commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds, and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During fiscal 2025, 2024 and 2023, no amount was recognized as a credit loss for the Company’s available for sales debt securities.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
As of April 30, 2025 and 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
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
Business Acquisitions
Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Identifiable assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts recognized is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Among other things, goodwill arises because the purchase prices for businesses acquired reflect a number of factors including the future earnings and cash flow potential of the businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses, avoidance of the time and costs which would be required (and the associated risks that would be encountered) to enhance the Company's existing product offerings to key target markets and enter into new and profitable businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations. Adjustments to fair value assessments that existed about the assets and liabilities at the acquisition date are generally recorded as a purchase price adjustment to goodwill over the measurement period (not longer than 12 months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as incurred and requires the Company to recognize and measure at fair value identifiable assets and liabilities including those arising from contingencies and contingent consideration in a business combination.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
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
During fiscal 2025, 2024 and 2023, the Company reduced its real estate footprint and as a result, the Company recognized an impairment charge of the ROU assets of $2.5 million, $1.6 million and $5.5 million, respectively, and an impairment of leasehold improvements and furniture and fixtures of $0.2 million, $0.1 million and $4.4 million, respectively, recorded in the accompanying consolidated statements of income in general and administrative expenses. During fiscal 2025 and 2024, the Company also recognized a software impairment charge in the Digital segment of $0.4 million and $1.5 million, respectively, which was recorded in the accompanying consolidated statements of income in general administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative test performed as of February 1, 2025, indicated that the fair value of the reporting units exceeded its carrying value and no indicators of impairment were identified. As a result, no impairment charge was recognized. As of April 30, 2025 and 2024, there were no indicators of potential impairment with respect to the Company's goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of April 30, 2025, 2024 and 2023.
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
At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/solution results, including profitability, the achievement of strategic objectives, the results of individual performance appraisals, competitive forces and the current and future economic conditions. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance-related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have not been significant. The performance-related bonus expense was $400.2 million, $390.0 million and $409.4 million for the years ended April 30, 2025, 2024 and 2023, respectively, included in compensation and benefits expense in the consolidated statements of income.
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
The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported net in compensation and benefits expense. As of April 30, 2025 and 2024, the Company held contracts with net CSV of $252.6 million and $219.0 million, respectively. If the issuing insurance companies were to become insolvent, 60% of the net CSV would be subject to credit risk as the Company would be considered a general creditor. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
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
Translation of Foreign Currencies
Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated using the daily exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, net. Gains and losses from foreign currency transactions are included in general and administrative expense in the period incurred. During fiscal 2025, 2024 and 2023, the Company recorded foreign currency losses of $2.8 million, $4.5 million and $2.0 million respectively, in general and administrative expenses in the consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities and may include commercial papers and U.S. Treasury and Agency securities, while investments include mutual funds, commercial papers, corporate notes/bonds and may include U.S. Treasury and Agency securities. Investments are diversified throughout many industries and geographic regions. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. As of April 30, 2025 and 2024, the Company had no other significant credit concentrations.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board issued an accounting update for all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendment in this update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendment in this update is effective for fiscal years beginning after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024. The Company adopted this guidance in fiscal 2025 and will adopt the guidance in the interim period beginning in fiscal 2026. The adoption of this guidance did not have a material impact on the consolidated financial statements.
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
In November 2024, the Financial Accounting Standards Board issued an accounting update that requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendment in this update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will adopt this guidance in fiscal 2028 and in the interim periods beginning in fiscal 2029. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2025	2024	2023

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$246,062	$169,154	$209,529
Less: distributed and undistributed earnings to nonvested restricted stockholders	3,226	3,092	4,618
Basic net earnings attributable to common stockholders	242,836	166,062	204,911
Add: undistributed earnings to nonvested restricted stockholders	2,104	2,122	3,912
Less: reallocation of undistributed earnings to nonvested restricted stockholders	2,063	2,106	3,882
Diluted net earnings attributable to common stockholders	$242,877	$166,078	$204,941

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,778	51,038	51,482
Effect of dilutive securities:
Restricted stock	1,017	388	384
ESPP	11	6	17
Diluted weighted-average number of common shares outstanding	52,806	51,432	51,883

Net earnings per common share:
Basic earnings per share	$4.69	$3.25	$3.98
Diluted earnings per share	$4.60	$3.23	$3.95
During fiscal 2025, 2024 and 2023, restricted stock awards of 0.7 million shares, 1.0 million shares and 1.2 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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
The components of accumulated other comprehensive loss, net were as follows:

	April 30,
	2025	2024

	(in thousands)
Foreign currency translation adjustments	$(93,904)	$(116,004)
Deferred compensation and pension plan adjustments, net of taxes	7,604	8,370
Marketable securities unrealized gain (loss), net of tax	57	(37)
Accumulated other comprehensive loss, net	$(86,243)	$(107,671)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Marketable Securities (2)	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of May 1, 2022	$(92,717)	$961	$(429)	$(92,185)
Unrealized (losses) gains arising during the period	(4,143)	3,211	144	(788)
Reclassification of realized net losses to net income	—	209	—	209
Balance as of April 30, 2023	(96,860)	4,381	(285)	(92,764)
Unrealized (losses) gains arising during the period	(19,144)	3,663	248	(15,233)
Reclassification of realized net losses to net income	—	326	—	326
Balance as of April 30, 2024	(116,004)	8,370	(37)	(107,671)
Unrealized gains (losses) arising during the period	22,100	(625)	96	21,571
Reclassification of realized net gains to net income	—	(141)	(2)	(143)
Balance as of April 30, 2025	$(93,904)	$7,604	$57	$(86,243)
_______________________________
(1)The tax effects on unrealized (losses) gains were $(0.3) million, $1.3 million and $1.1 million as of April 30, 2025, 2024 and 2023, respectively. The tax effects on reclassifications of realized net (gains) losses were $(0.1) million, $0.1 million and $0.1 million as of April 30, 2025, 2024 and 2023, respectively.
(2)The tax effects on unrealized gains were $0.1 million and $0.1 million as of April 30, 2024 and 2023, respectively.
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Restricted stock	$47,094	$39,077	$35,433
ESPP	867	893	852
Total stock-based compensation expense	$47,961	$39,970	$36,285
Stock Incentive Plan
At the Company's 2024 Annual Meeting of Stockholders, held on September 25, 2024, the Company's stockholders approved the Korn Ferry Amended and Restated 2022 Stock Incentive Plan (the "Plan"), which among other things, increased the total number of shares of the Company's common stock available for stock-based awards by 1,900,000 shares, leaving 2,848,558 shares available for issuance and extended the term of the Plan to September 25, 2034. The Plan requires a minimum one-year vesting for all future awards, and provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
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
Restricted stock activity is summarized below:

	April 30,
	2025		2024		2023
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, beginning of year	1,974	$53.83	2,063	$50.12	1,980	$40.32
Granted	719	$73.35	854	$51.32	1,143	$49.12
Vested	(884)	$50.54	(682)	$40.09	(1006)	$37.72
Forfeited	(39)	$42.03	(261)	$52.22	(54)	$52.58
Non-vested, end of year	1,770	$63.15	1,974	$53.83	2,063	$50.12
As of April 30, 2025, there were 0.7 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $22.8 million.
As of April 30, 2025, there was $65.0 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. During fiscal 2025 and 2024, 262,930 shares and 212,204 shares of restricted stock totaling $17.4 million and $10.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock. On June 3, 2020, the Company amended the plan so that the purchase price of the shares purchased could not be less than 85% or more than 100% of the fair market price of the common stock on the last day of the enrollment period. This amendment became effective July 1, 2020. At the Company's 2022 Annual Meeting of Stockholders, held on September 22, 2022, the Company's stockholders approved the Korn Ferry Amended and Restated Employee Stock Purchase Plan, which, among other things, increased the total number of shares of the Company's common stock that may be purchased thereunder by 1,500,000 shares. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 4.5 million shares. During fiscal 2025, 2024, and 2023, employees purchased 129,940 shares at an average price of $60.56 per share, 173,671 shares at an average price of $48.06 per share and 154,720 shares at an average price of $49.16 per share, respectively. As of April 30, 2025, the ESPP had approximately 1.5 million shares remaining available for future issuance.
Common Stock
During fiscal 2025, 2024 and 2023, the Company repurchased (on the open market or privately negotiated transactions) 1,276,500 shares of the Company’s common stock for $88.9 million, 930,000 shares for $52.5 million and 1,709,867 shares for $93.9 million, respectively.
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Year Ended April 30,
	2025	2024	2023

Cash dividends declared per share	$1.59	$1.02	$0.60

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2025 and 2024:

	April 30, 2025
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$3,842	$—	$(1)	$3,841	$500	$3,341	$—	$—
Corporate notes/bonds	32,747	83	(10)	32,820	—	18,709	14,111	—
U.S. Treasury and Agency Securities	3,497	4	—	3,501	—	1,995	1,506	—
Total debt investments	$40,086	$87	$(11)	$40,162	$500	$24,045	$15,617	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$230,352	$—	$12,343	$218,009	$—
Total equity investments				$230,352	$—	$12,343	$218,009	$—
Cash				$704,091	$704,091	$—	$—	$—
Money market funds				302,373	302,373	—	—	—
Level 2:
Foreign currency forward contracts				891	—	—	—	891
Total				$1,277,869	$1,006,964	$36,388	$233,626	$891

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)

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
_______________________________
(1)These investments are held in trust for settlement of the Company’s vested obligations of $205.3 million and $198.6 million as of April 30, 2025 and 2024, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $19.5 million and $22.4 million as of April 30, 2025 and 2024, respectively. During fiscal 2025, 2024 and 2023 the fair value of the investments increased; therefore, the Company recognized income of $17.1 million, $29.8 million and $2.9 million respectively, which was recorded in other income, net.
Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2025 and 2024 marketable securities classified as available-for-sale consisted of commercial paper, corporate notes/bonds, and U.S. Treasury and Agency securities, for which market prices for similar assets are readily available. Investments that have an original maturity of 90 days or less and are considered highly liquid investments are classified as cash equivalents. As of April 30, 2025, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 24 months. During fiscal 2025, 2024 and 2023, there were $32.7 million, $38.1 million and $58.6 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of April 30, 2025 and 2024, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of April 30, 2025 and 2024 were $1.3 million and $25.1 million, respectively, while unrealized losses that relate to equity securities held as of April 30, 2023 was $3.8 million.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2025	2024

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$2,486	$979
Derivative liabilities:
Foreign currency forward contracts	$1,595	$1,406
As of April 30, 2025, the total notional amounts of the forward contracts purchased and sold were $74.7 million and $42.6 million, respectively. As of April 30, 2024, the total notional amounts of the forward contracts purchased and sold were $82.9 million and $34.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2025, the Company incurred losses of $1.0 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. During fiscal 2024 and 2023, the Company incurred gains of $0.6 million and $2.1 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses/gains offset foreign currency gains/losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2025	2024

	(in thousands)
Deferred compensation and pension plans	$298,316	$262,403
Medical and Life Insurance plan	4,188	4,227
International retirement plans	13,278	12,606
Executive Capital Accumulation Plan	210,606	204,537
Total benefit obligation	526,388	483,773
Less: current portion of benefit obligation (1)	(48,618)	(43,377)
Non-current benefit obligation	$477,770	$440,396
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
April 30, 2025 (continued)
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
Deferred Compensation and Pension Plans
The following tables reconcile the benefit obligation for the deferred compensation and pension plans:

	Year Ended April 30,
	2025	2024

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$280,926	$246,340
Service cost	46,147	43,879
Interest cost	17,772	13,447
Actuarial loss (gain)	1,482	(5,001)
Administrative expenses paid	(234)	(240)
Benefits paid from plan assets	(1,900)	(1,988)
Benefits paid from cash	(27,310)	(15,511)
Benefit obligation, end of year	316,883	280,926

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	18,523	19,085
Actual return on plan assets	1,547	795
Benefits paid from plan assets	(1,900)	(1,988)
Administrative expenses paid	(234)	(240)
Employer contributions	631	871
Fair value of plan assets, end of year	18,567	18,523

Funded status and balance, end of year (1)	$(298,316)	$(262,403)

Current liability	$36,332	$26,093
Non-current liability	261,984	236,310
Total liability	$298,316	$262,403

Plan Assets - weighted-average asset allocation:
Debt securities	46%	47%
Equity securities	50%	51%
Other	4%	2%
Total	100%	100%
_______________________________
(1)The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As the COLI contracts are held in trust and are not separated from the Company's general corporate assets, they are not included in the funded status. As of April 30, 2025 and 2024, the Company held contracts with gross CSV of $325.5 million and $295.9 million, offset by outstanding policy loans of $72.8 million and $77.0 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The pension obligation in fiscal 2025 increased compared to fiscal 2024 due to the ongoing accruals for the LTPU Plan for additional awards issued and an actuarial loss in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in discount rates in fiscal 2025.
The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2025 and 2024:

	Level 1	Level 2	Level 3	Total

	(in thousands)
April 30, 2025:
Mutual funds	$—	$17,832	$—	$17,832
Money market funds	735	—	—	735
Total	$735	$17,832	$—	$18,567

April 30, 2024:
Mutual funds	$—	$18,033	$—	$18,033
Money market funds	490	—	—	490
Total	$490	$18,033	$—	$18,523
Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. The Company's target allocation ranges are as follows: equity securities 40% to 60% and debt securities 40% to 60%. Korn Ferry establishes its estimated long‑term return on plan assets considering various factors, including the targeted asset allocation percentages, historic returns and expected future returns.
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Service cost	$46,147	$43,879	$40,843
Interest cost	17,772	13,447	9,511
Amortization of actuarial loss	248	818	945
Expected return on plan assets	(1,065)	(1,088)	(1,156)
Net prior service credit amortization	(97)	(97)	(97)
Net periodic benefit cost (1)	$63,005	$56,959	$50,046
_______________________________
(1)The service cost, interest cost and other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.
The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2025	2024	2023
Discount rate, beginning of year	5.55%	4.77%	4.08%
Discount rate, end of year	4.74%	5.55%	4.77%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.25%	6.00%	6.00%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2026	$39,116
2027	47,939
2028	55,649
2029	56,294
2030	62,881
2031-2035	303,931
Medical and Life Insurance Plan
In conjunction with the acquisition of Hay Group, the Company inherited a benefit plan which offers medical and life insurance coverage to 89 retired participants. The medical and life insurance benefit plan is closed to new entrants and is unfunded.
The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2025	2024

	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,227	$4,838
Interest cost	219	217
Actuarial loss (gain)	214	(321)
Benefits paid	(472)	(507)
Benefit obligation, end of year	$4,188	$4,227

Current liability	$553	$535
Non-current liability	3,635	3,692
Total liability	$4,188	$4,227
The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Service cost	$—	$—	$—
Interest cost	219	217	195
Net prior service credit amortization	(308)	(308)	(308)
Amortization of actuarial gain	(119)	(83)	(74)
Net periodic benefit cost (1)	$(208)	$(174)	$(187)
_______________________________
(1)The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:

	Year Ended April 30,
	2025	2024	2023
Discount rate, beginning of year	5.62%	4.85%	4.25%
Discount rate, end of year	5.15%	5.62%	4.85%
Healthcare care cost trend rate	6.75%	6.50%	6.50%
Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2026	$565
2027	481
2028	451
2029	428
2030	405
2031-2035	1,676
International Retirement Plans
The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 25 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2025 and 2024 is $13.3 million for 3,879 participants and $12.6 million for 3,752 participants, respectively. The Company’s contribution to these plans was $16.7 million and $17.2 million in fiscal 2025 and 2024, respectively.
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
The Company issued ECAP awards during fiscal 2025, 2024 and 2023 of $4.2 million, $7.1 million and $6.5 million, respectively.
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2025, 2024 and 2023, the deferred compensation liability increased; therefore, the Company recognized a compensation expense of $16.6 million, $29.5 million and $3.5 million, respectively. Offsetting the increase in compensation and benefits expense in fiscal 2025, 2024 and 2023 was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $17.1 million, $29.8 million and $2.9 million in fiscal 2025, 2024 and 2023, respectively, recorded in other income, net on the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Changes in ECAP liability were as follows:

	Year Ended April 30,
	2025	2024

	(in thousands)
Balance, beginning of year	$204,537	$178,043
Employee contributions	9,212	11,844
Amortization of employer contributions	6,031	7,017
Gain on investment	16,585	29,492
Employee distributions	(25,513)	(21,668)
Exchange rate fluctuations	(246)	(191)
Balance, end of year	210,606	204,537
Less: current portion	(11,733)	(16,749)
Non-current portion	$198,873	$187,788
As of April 30, 2025 and 2024, the unamortized portion of the Company contributions to the ECAP was $14.2 million and $16.4 million, respectively.
Defined Contribution Plan
The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. Beginning in fiscal 2022, the Company began to match 10% of the employee contributions each pay period up to the IRS limit (excluding catch-up contributions) and then making an additional discretionary match after the fiscal year. The Company made $3.4 million in matching contributions during fiscal 2025. In addition, the Company intends to make an additional matching contribution relating to fiscal 2025 of $2.7 million in fiscal 2026, which are accrued in compensation and benefits payable on the consolidated balance sheet. The Company made $3.5 million in matching contributions during fiscal 2024 and an additional $2.4 million in matching contributions in fiscal 2025 related to contributions made by employees in fiscal 2024. The Company made $3.5 million in matching contributions during fiscal 2023 and an additional $3.1 million in matching contributions in fiscal 2024 related to contributions made by employees in fiscal 2023.
Company Owned Life Insurance
The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $325.5 million and $295.9 million as of April 30, 2025 and 2024, respectively, is offset by outstanding policy loans of $72.8 million and $77.0 million in the accompanying consolidated balance sheets as of April 30, 2025 and 2024, respectively. Total death benefits payable, net of loans under COLI contracts, were $592.8 million and $447.3 million at April 30, 2025 and 2024, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV of the underlying COLI investments increased by $11.6 million, $8.8 million and $10.6 million during fiscal 2025, 2024 and 2023, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. Certain of the policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2025, COLI contracts with a net CSV of $220.2 million and death benefits, net of loans, of $536.3 million were held in trust for these purposes.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The following table outlines the Company’s contract asset and liability balances as of April 30, 2025 and 2024:

	April 30,
	2025	2024

	(in thousands)
Contract assets-unbilled receivables	$113,743	$116,368
Contract liabilities-deferred revenue	$245,379	$240,958
During fiscal 2025, 2024, and 2023 the Company recognized revenue of $184.9 million, $195.2 million and $181.7 million, respectively, that were included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of April 30, 2025, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,156.5 million. Of the $1,156.5 million of remaining performance obligations, the Company expects to recognize approximately $565.5 million in fiscal 2026, $363.2 million in fiscal 2027, $169.2 million in fiscal 2028 and the remaining $58.6 million in fiscal 2029 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by solution area and further by region for Executive Search. This information is presented in Note 12—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Year Ended April 30,
	2025		2024		2023
	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$814,619	29.9%	$813,919	29.5%	$805,241	28.4%
Financial Services	516,742	18.9	491,761	17.8	494,299	17.4
Life Sciences/Healthcare	475,779	17.4	485,321	17.6	522,372	18.4
Technology	396,027	14.5	404,569	14.6	483,787	17.1
Consumer Goods	349,196	12.8	382,175	13.8	386,409	13.6
Education/Non–Profit/General	177,725	6.5	184,926	6.7	143,300	5.1
Fee Revenue	$2,730,088	100.0%	$2,762,671	100.0%	$2,835,408	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at May 1, 2022	$36,384
Provision for credit losses	22,493
Write-offs	(15,806)
Recoveries of amounts previously written off	585
Foreign currency translation	721
Balance at April 30, 2023	44,377
Provision for credit losses	20,715
Write-offs	(20,856)
Recoveries of amounts previously written off	454
Foreign currency translation	(498)
Balance at April 30, 2024	44,192
Provision for credit losses	20,676
Write-offs	(25,082)
Recoveries of amounts previously written off	846
Foreign currency translation	(171)
Balance at April 30, 2025	$40,461
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of April 30, 2025 and 2024, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-Current

	(in thousands)
Balance at April 30, 2024
Commercial paper	$11,040	$19	$—	$—	$3,932	$7,108	$—
Corporate notes/bonds	$11,022	$26	$1,999	$1	$—	$9,050	$3,971
U.S. Treasury and Agency Securities	$4,346	$9	$—	$—	$—	$2,441	$1,905
Balance at April 30, 2025
Commercial paper	$3,841	$1	$—	$—	$500	$3,341	$—
Corporate notes/bonds	$7,803	$10	$—	$—	$—	$4,630	$3,173
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
9. Income Taxes
Income from continuing operations before provision for income taxes was as follows:

	Year Ended April 30,

	2025	2024	2023
	(in thousands)
Domestic	$157,356	$70,716	$136,269
Foreign	187,556	151,926	159,468
Income before provision for income taxes	$344,912	$222,642	$295,737
The provision for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Current income taxes:
Federal	$33,433	$31,466	$39,188
State	13,916	10,071	15,879
Foreign	52,891	40,853	42,019
Current provision for income taxes	100,240	82,390	97,086
Deferred income taxes:
Federal	(5,380)	(15,693)	(13,228)
State	(1,853)	(2,904)	(5,723)
Foreign	829	(13,712)	4,548
Deferred benefit for income taxes	(6,404)	(32,309)	(14,403)
Total provision for income taxes	$93,836	$50,081	$82,683
The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State tax, net of federal effect	2.8	2.8	2.8
Foreign tax rates differential	4.7	4.0	4.0
Non-deductible officer's compensation	1.6	1.9	1.0
Change in valuation allowance	(0.5)	(5.8)	0.3
Change in uncertain tax positions	(1.3)	1.1	0.1
Foreign-derived intangible income deduction	(1.0)	(1.2)	(1.0)
Repatriation of earnings of foreign subsidiaries	1.1	1.4	1.2
R&D tax credit	(0.7)	(1.5)	(0.6)
Other	(0.5)	(1.2)	(0.8)
Effective income tax rate	27.2%	22.5%	28.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Components of deferred tax assets and liabilities were as follows:

	April 30,
	2025	2024

	(in thousands)
Deferred tax assets:
Deferred compensation	$145,410	$136,722
Operating lease liability	18,015	22,693
Loss carryforwards	25,565	28,542
Reserves and accruals	20,833	20,398
Allowance for doubtful accounts	6,786	7,169
Deferred revenue	6,112	7,086
Gross deferred tax assets	222,721	222,610
Deferred tax liabilities:
Operating lease, right-of-use, assets	(14,531)	(19,316)
Intangibles and goodwill	(24,753)	(24,697)
Property and equipment	(10,306)	(12,567)
Prepaid expenses	(15,997)	(16,172)
Unrealized gain on marketable securities	(6,502)	(6,164)
Other	(2,584)	(2,158)
Gross deferred tax liabilities	(74,673)	(81,074)
Valuation allowances	(9,469)	(12,512)
Net deferred tax asset	$138,579	$129,024
Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Management believes uncertainty exists regarding the realizability of certain deferred tax assets and has, therefore, established a valuation allowance offsetting deferred tax assets that are not more-likely-than-not to be realized. Realization of the deferred tax asset is dependent on the Company generating enough taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more-likely-than-not that the net deferred tax assets will be realized. In fiscal 2025, the Company’s valuation allowance decreased by $3.0 million primarily due to releases of valuation allowances against deferred tax assets, including net operating loss carryforwards, in certain foreign jurisdictions that were now more-likely-than-not to be realized. In fiscal 2024, the Company’s valuation allowance decreased by $12.7 million primarily due to the release of a $9.7 million valuation allowance as a result of actions taken in connection with the global minimum tax, and other releases of valuation allowances against deferred tax assets, primarily net operating loss carryforwards, in certain foreign jurisdictions that were more-likely-than-not to be realized. In fiscal 2023, the Company's valuation allowance increased by $1.2 million, primarily due to changes in deferred tax asset balances, including net operating loss carryforwards in certain foreign jurisdictions that were not more-likely-than-not to be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.
The global minimum tax, which is also known as Pillar Two under the Organization for Economic Cooperation and Development framework on Base Erosion and Profit Shifting and was first applicable to Korn Ferry in fiscal 2025, did not have a material impact on the Company’s tax provision.
As of April 30, 2025, the Company had U.S. federal net operating loss carryforwards of $0.8 million, which if unutilized, will begin to expire in fiscal 2036. The Company has state net operating loss carryforwards of $23.7 million, which, if unutilized, will begin to expire in fiscal 2031. The Company also has foreign net operating loss carryforwards of $93.9 million, which, if unutilized, will begin to expire in fiscal 2026.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The Company continues to consider approximately $831.0 million of undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and accordingly, have provided no state, local or foreign withholding income taxes on such earnings. While the Company does not anticipate the need to repatriate funds to the U.S. to satisfy domestic liquidity needs, it reviews cash positions regularly and, to the extent that it is determined that all or a portion of foreign earnings are not indefinitely reinvested, the Company will provide additional state, local and foreign withholding income taxes. Under current U.S. federal tax law, the Company does not expect to incur a U.S. federal income tax liability on the undistributed earnings in the event they are repatriated to the United States.
The Company elected to treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).
The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. Currently, income tax returns of the Company’s subsidiaries are under audit in Germany, Saudi Arabia, India, United Kingdom and United States. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2018 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).
Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2025, the Company had a liability of $10.9 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Unrecognized tax benefits, beginning of year	$14,023	$10,566	$10,682
Additions based on tax positions related to the current year	2,140	1,573	1,257
Additions based on tax positions related to prior years	993	2,208	28
Settlement with tax authority	(2,159)	—	(545)
Lapse of applicable statute of limitations	(4,141)	(324)	(856)
Unrecognized tax benefits, end of year	$10,856	$14,023	$10,566
The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next 12 months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to the resolution of certain tax matters either because the tax positions are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $3.0 million.
The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had accruals of $2.7 million, $2.1 million and $1.8 million for interest related to unrecognized tax benefits as of April 30, 2025, 2024 and 2023 respectively. The Company had an accrual of $0.4 million and $0.2 million as of April 30, 2025 and 2024, respectively, for penalties related to unrecognized tax benefits. The Company recognized tax expense of $0.8 million and $0.4 million for interest and penalties related to unrecognized tax benefits during fiscal 2025 and 2023, respectively. The Company did not recognize a tax expense for interest and penalties related to unrecognized tax benefits during fiscal 2024.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
10. Property and Equipment, Net
Property and equipment include the following:

	April 30,
	2025	2024

	(in thousands)
Computer equipment and software (1)	$485,901	$425,012
Leasehold improvements	71,485	71,468
Furniture and fixtures	40,332	36,962
Automobiles	3,609	3,377
Property and equipment, gross	601,327	536,819
Less: accumulated depreciation and amortization	(427,717)	(374,970)
Property and equipment, net	$173,610	$161,849
_______________________________
(1)Depreciation expense for capitalized software was $41.0 million, $36.5 million and $29.3 million during fiscal 2025, 2024 and 2023, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $144.0 million and $127.3 million as of April 30, 2025 and 2024, respectively.
Depreciation expense for property and equipment was $55.3 million, $52.4 million and $44.6 million during fiscal 2025, 2024 and 2023, respectively.
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
On December 16, 2019, the Company completed a private placement of 4.625% Senior Unsecured Notes due 2027 (the “Notes”) with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Company may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Company may redeem the Notes at the principal amount, plus accrued and unpaid interest.
The Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions, plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00, and the Company is not in default under the indenture governing the Notes. The Notes are guaranteed by each of the Company's existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee the Company's credit facilities. The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), the Company shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. The Company used the proceeds from the offering of the Notes to repay $276.9 million outstanding under the Company’s prior revolving credit facility and to pay expenses and fees in connection therewith. The remainder of the proceeds were used for general corporate requirements. The effective interest rate on the Notes was 4.86% as of April 30, 2025. As of April 30, 2025 and 2024, the fair value of the Notes was $389.0 million and $380.5 million, respectively, based on borrowing rates then required of notes with similar terms, maturity and credit risk. The fair value of the Notes was classified as a Level 2 measurement in the fair value hierarchy.
Long-term debt, at amortized cost, consisted of the following:

In thousands	April 30, 2025	April 30, 2024
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(2,264)	(3,054)
Long-term borrowings, net of unamortized discount and debt issuance costs	$397,736	$396,946

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Credit Facilities
On June 24, 2022, the Company entered into an amendment (the “Amendment”) to its December 16, 2019 Credit Agreement (the “Credit Agreement”; as amended by the Amendment, the “Amended Credit Agreement”) with a syndicate of banks and Bank of America, National Association as administrative agent, to, among other things, (i) extend the existing maturity date of the revolving facility to June 24, 2027, (ii) replace the London interbank offered rate with forward-looking Secured Overnight Financing Rate (" SOFR") term rate (“Term SOFR”) as described below and (iii) replace the existing financial covenants with the financial covenant described below. The Amended Credit Agreement provides for five-year senior secured credit facilities comprised of a $650.0 million revolving credit facility (the “Revolver”). The Amended Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.
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
As of April 30, 2025 and 2024, there was no outstanding liability under the Credit Facilities. The unamortized debt issuance costs associated with the Amended Credit Agreement was $2.2 million and $3.2 million as of April 30, 2025 and 2024, respectively. The debt issuance costs were included in other current assets and other non-current assets on the consolidated balance sheets. As of April 30, 2025, the Company was in compliance with its debt covenants.
The Company has a total of $645.6 million and $645.5 million available under the Credit Facilities as of April 30, 2025 and 2024, respectively, after $4.4 million and $4.5 million of standby letters of credit were issued as of April 30, 2025 and 2024, respectively. The Company had a total of $13.1 million and $13.2 million of standby letters with other financial institutions as of April 30, 2025 and 2024, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
The Company has outstanding borrowings against the CSV of COLI contracts of $72.8 million and $77.0 million at April 30, 2025 and 2024, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.
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
The Company's chief executive officer is the Company's chief operating decision maker ("CODM"), which evaluates performance and allocates resources based on the review of the Company’s 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment, because asset information is not used for purposes of evaluating segment performance or allocating resources among segments.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Financial highlights by reportable segments are as follows:

	Year Ended April 30, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$662,708	$363,530	$535,921	$194,088	$87,337	$28,862	$503,515	$354,127	$—	$2,730,088
Total revenue	$674,070	$363,727	$542,068	$195,268	$87,840	$28,876	$507,246	$361,991	$—	$2,761,086

Less
Compensation and benefits(1)	$453,964	$179,487	$362,296	$145,397	$61,662	$18,175	$186,184	$269,043	$71,908
General and administrative expenses(2)	51,330	38,762	33,324	17,034	7,838	2,534	19,484	21,154	60,524
Cost of services	44,428	33,927	3,825	287	318	213	190,772	11,305	—
Other segment items(3)	8,867	(1,145)	(5,619)	861	(97)	(195)	3,206	7,854	(1,687)
Segment Adjusted EBITDA	115,481	112,696	148,242	31,689	18,119	8,149	107,600	52,635	(130,745)	463,866

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										80,287
Restructuring charges, net										1,892
Interest expense, net										20,363
Impairment of right-to-use assets										2,452
Impairment of fixed assets										509
Integration/acquisition costs										8,837
Management separation charges										4,614
Income tax provision										93,836
Net income attributable to noncontrolling interest										5,014
Net income attributable to Korn Ferry										$246,062
_______________________________

(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs and management separation charges as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes impairment of right-of-use assets and fixed assets and integration/acquisition costs as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)

	Year Ended April 30, 2024
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$695,007	$366,699	$506,927	$184,516	$85,863	$28,937	$540,615	$354,107	$—	$2,762,671
Total revenue	$706,805	$366,924	$513,545	$185,552	$86,273	$28,956	$544,453	$362,997	$—	$2,795,505

Less
Compensation and benefits(1)	$484,468	$187,924	$371,237	$141,670	$58,835	$18,664	$210,356	$284,349	$72,613
General and administrative expenses(2)	54,176	38,452	31,588	16,351	8,831	4,761	23,846	18,612	58,400
Cost of services	45,399	33,290	3,419	513	184	218	205,765	11,227	—
Other segment items(3)	8,502	(1,411)	(13,409)	1,116	(500)	(258)	2,618	8,410	(2,915)
Segment Adjusted EBITDA	114,260	108,669	120,710	25,902	18,923	5,571	101,868	40,399	(128,098)	408,204

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										77,966
Restructuring charges, net										68,558
Interest expense, net										20,968
Impairment of right-to-use assets										1,629
Impairment of fixed assets										1,575
Integration/acquisition costs										14,866
Income tax provision										50,081
Net income attributable to noncontrolling interest										3,407
Net income attributable to Korn Ferry										$169,154
_______________________________

(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes impairment of right-of-use assets and fixed assets and integration/acquisition costs as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)

	Year Ended April 30, 2023
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$677,001	$354,651	$562,139	$187,014	$95,598	$31,047	$503,395	$424,563	$—	$2,835,408
Total revenue	$686,979	$354,967	$568,212	$188,114	$95,956	$31,054	$507,058	$431,496	$—	$2,863,836

Less
Compensation and benefits(1)	$478,549	$189,084	$386,070	$140,508	$61,949	$20,379	$214,949	$339,000	$62,362
General and administrative expenses(2)	51,956	37,413	32,437	14,667	9,697	1,397	27,082	21,220	56,174
Cost of services	39,689	31,522	3,370	731	138	92	150,967	11,990	—
Other segment items(3)	8,283	(510)	5,485	828	(50)	(184)	3,181	6,698	(564)
Segment Adjusted EBITDA	108,502	97,458	140,850	31,380	24,222	9,370	110,879	52,588	(117,972)	457,277

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										68,335
Restructuring charges, net										42,573
Interest expense, net										25,864
Impairment of right-to-use assets										5,471
Impairment of fixed assets										4,375
Integration/acquisition costs										14,922
Income tax provision										82,683
Net income attributable to noncontrolling interest										3,525
Net income attributable to Korn Ferry										$209,529
_______________________________

(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes impairment of right-of use-assets and fixed assets and integration/acquisition costs as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.
Fee revenue attributed to an individual customer or country, other than the U.S. and United Kingdom in fiscal 2025, and the U.S. in fiscal 2024 and 2023, did not account for more than 10% of the total fee revenue in those fiscal years. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
U.S.	$1,448,174	$1,507,819	$1,568,119
United Kingdom	327,036	262,268	255,797
Other countries	954,878	992,584	1,011,492
Total fee revenue	$2,730,088	$2,762,671	$2,835,408

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Depreciation and amortization by reportable segments are as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Consulting	$16,134	$16,822	$16,557
Digital	34,954	32,248	29,997
Executive Search:
North America	1,416	1,774	2,013
EMEA	1,935	1,726	1,369
Asia Pacific	910	904	661
Latin America	964	1,053	792
Professional Search & Interim	12,337	12,950	8,639
RPO	3,317	2,863	2,410
Corporate	8,320	7,626	5,897
Total depreciation and amortization	$80,287	$77,966	$68,335
Other than the U.S. and United Kingdom in fiscal 2025 and 2024, and the U.S. in fiscal 2023, no single country had over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by location of the controlling statutory country are as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
U.S.(1)	$177,921	$175,691	$186,220
United Kingdom	71,632	64,280	22,893
Other countries	76,769	82,342	95,453
Total long-lived assets	$326,322	$322,313	$304,566
_______________________________
(1)Includes Corporate long-lived assets.
13. Restructuring Charges, Net
In fiscal 2024, in light of the challenging macroeconomic business environment arising from persistent inflationary pressures, rising interest rates and global economic and geopolitical uncertainty, on October 23, 2023, the Company initiated a plan (the “Plan”) intended to align its workforce with its current business realities through position eliminations. Due to the implementation of the Plan, the Company recorded restructuring charges of $68.6 million in fiscal 2024 across all segments related to severance for positions that were eliminated. During fiscal 2025, the Company made adjustments to previously recorded restructuring accruals resulting in restructuring charges of $1.9 million.
In fiscal 2023, in light of the Company’s evolution to an organization that is selling larger integrated solutions in a world where there are shifts in global trade lanes and persistent inflationary pressures, on January 11, 2023, the Company implemented a separate restructuring plan intended to realign its workforce with its business needs and objectives, namely, to invest in areas of potential growth and implement reductions where there is excess capacity. Due to the implementation of the plan, the Company recorded restructuring charges of $42.6 million during fiscal 2023 across all segments related to severance for positions that were eliminated.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Changes in the restructuring liability were as follows:

Restructuring Liability
(in thousands)
As of May 1, 2022	$1,502
Restructuring charges, net	42,573
Reductions for cash payments	(24,485)
Non-cash payments	(10,827)
Exchange rate fluctuations	(759)
As of April 30, 2023	8,004
Restructuring charges, net	68,558
Reductions for cash payments	(57,636)
Non-cash payments	(15,421)
Exchange rate fluctuations	399
As of April 30, 2024	3,904
Restructuring charges, net	1,892
Reductions for cash payments	(5,786)
Non-cash payments	—
Exchange rate fluctuations	159
As of April 30, 2025	$169
As of April 30, 2025 and 2024, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets.
Restructuring charges incurred by segment were as follows:

	Year Ended April 30
	2025	2024	2023

	(in thousands)
Consulting	$1,696	$18,871	$11,613
Digital	—	9,469	2,856
Executive Search:
North America	—	8,825	4,515
EMEA	196	17,265	12,732
Asia Pacific	—	1,963	2,129
Latin America	—	110	697
Professional Search & Interim	—	3,778	4,835
RPO	—	7,885	3,097
Corporate	—	392	99
Consolidated	$1,892	$68,558	$42,573

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
14. Goodwill and Intangible Assets
Changes in the carrying value of goodwill by reportable segment were as follows:

	Consulting	Digital	Executive Search			Professional Search & Interim	RPO	Consolidated
			North America	EMEA	Asia Pacific

	(in thousands)
Balance as of May 1, 2023	$173,093	$325,558	$46,237	$46,401	$972	$254,666	$62,564	$909,491
Exchange rate fluctuations	(99)	(171)	(83)	(155)	—	(321)	(286)	(1,115)
Balance as of April 30, 2024	172,994	325,387	46,154	46,246	972	254,345	62,278	908,376
Additions (1)	—	—	—	—	—	36,857	—	36,857
Exchange rate fluctuations	202	668	(310)	388	—	2,133	518	3,599
Balance as of April 30, 2025	$173,196	$326,055	$45,844	$46,634	$972	$293,335	$62,796	$948,832
_______________________________
(1)Additions to goodwill in fiscal 2025 were due to $36.9 million from the acquisition of Trilogy International ("Trilogy").
Tax deductible goodwill from acquisitions were as follows:

	April 30,
	2025	2024

	(in thousands)
Salo LLC ("Salo")	$98,779	$106,526
Infinity Consulting Solutions ("ICS")	55,785	60,339
Miller Heiman	13,437	14,852
PIVOT Leadership	3,812	4,497
Total tax deductible goodwill from acquisitions	$171,813	$186,214
Intangible assets include the following:

	April 30, 2025			April 30, 2024

	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$197,370	$(139,957)	$57,413	$192,099	$(121,977)	$70,122
Intellectual property	69,100	(58,421)	10,679	69,100	(52,804)	16,296
Trademarks	12,857	(10,928)	1,929	12,086	(9,549)	2,537
Proprietary databases	4,256	(4,256)	—	4,256	(4,256)	—
Non-compete agreements	910	(910)	—	910	(910)	—
Total (1)	$284,493	$(214,472)	70,021	$278,451	$(189,496)	88,955
Exchange rate fluctuations			172			(122)
Total Intangible assets			$70,193			$88,833
_______________________________
(1)In fiscal 2025, there were intangible assets additions of $6.0 million from the acquisition of Trilogy. In fiscal 2024 there were no intangible assets additions.
Acquisition-related intangible assets acquired in fiscal 2025 consists of customer relationships and tradenames of $5.2 million and $0.8 million, respectively, with weighted-average useful lives from the date of purchase of five years and two years, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Amortization expense for amortized intangible assets was $25.0 million, $25.6 million and $23.7 million during fiscal 2025, 2024 and 2023, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2026	$24,299
2027	18,377
2028	11,134
2029	10,331
2030	5,459
Thereafter	593
$70,193
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
Operating leases contain both office and equipment leases and have remaining terms that range from less than one year to 12 years, some of which also include options to extend or terminate the lease. Finance leases are comprised of equipment leases and have remaining terms that range from less than one year to five years. Finance lease assets are included in property and equipment, net while finance lease liabilities are included in other accrued liabilities and other liabilities.
During fiscal 2025, 2024 and 2023, the Company reduced its real estate footprint and as a result recorded an impairment charge of the ROU assets of $2.5 million, $1.6 million and $5.5 million, respectively, in the consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
The components of lease expense were as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Finance lease cost
Amortization of ROU assets	$1,464	$1,605	$1,479
Interest on lease liabilities	176	212	190
	1,640	1,817	1,669
Operating lease cost	47,939	46,956	48,901
Short-term lease cost	873	876	833
Variable lease cost	10,877	13,324	11,157
Lease impairment cost	2,452	1,629	5,471
Sublease income	(4,965)	(4,359)	(3,420)
Total lease cost	$58,816	$60,243	$64,611
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,033	$51,879	$63,496
Financing cash flows from finance leases	$1,631	$1,776	$1,639

ROU assets obtained in exchange for lease obligations:
Operating leases	$27,430	$60,279	$19,015
Finance leases	$811	$906	$3,123

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
Supplemental balance sheet information related to leases was as follows:

	Year Ended April 30,
	2025	2024

	(in thousands)
Finance Leases:

Property and equipment, at cost	$7,233	$7,017
Accumulated depreciation	(4,210)	(3,377)
Property and equipment, net	$3,023	$3,640

Other accrued liabilities	$1,369	$1,416
Other liabilities	1,770	2,324
Total finance lease liabilities	$3,139	$3,740

Weighted average remaining lease terms:
Operating leases	7.0 years	7.1 years
Finance leases	2.6 years	3.1 years

Weighted average discount rate:
Operating leases	5.9%	5.9%
Finance leases	5.7%	5.5%
Maturities of lease liabilities are as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2026	$42,968	$1,502
2027	32,931	1,061
2028	27,191	730
2029	21,841	53
2030	17,503	15
Thereafter	73,136	—
Total lease payments	215,570	3,361
Less: imputed interest	45,235	222
Total	$170,335	$3,139
16. Acquisition
On November 1, 2024, the Company completed its acquisition of Trilogy for $44.4 million, net of cash acquired and recognized goodwill of $36.9 million. Headquartered in London, Trilogy provides digital interim talent across EMEA and in the United States. Results of operations of Trilogy are included in the Company's consolidated financial statements from November 1, 2024, the effective date of the acquisition in the Professional Search & Interim segment.
On February 1, 2023, the Company completed its acquisition of Salo for $155.4 million, net of cash acquired and recognized goodwill of $116.2 million. Salo was a leading provider of finance, accounting and HR interim talent, with a strong focus on serving organizations in healthcare, among other industries. Actual results of operations of Salo are included in the Company's consolidated financial statements from February 1, 2023, the effective date of the acquisition in the Professional Search & Interim segment.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2025 (continued)
On August 1, 2022, the Company completed its acquisition of ICS for $99.3 million, net of cash acquired and recognized goodwill of $68.3 million. ICS contributed interim professional placement offerings and expertise that are highly relevant for the new world of work where more workplaces are hybrid or virtual. ICS was a highly regarded provider of senior-level IT interim professional solutions with additional expertise in the areas of compliance and legal, accounting and finance, and human resources. Actual results of operations of ICS are included in the Company's consolidated financial statements from August 1, 2022, the effective date of the acquisition in the Professional Search & Interim segment.
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
18. Subsequent Event
Quarterly Dividend Declaration
On June 17, 2025, the Board of Directors of the Company declared a cash dividend of $0.48 per share with a payment date of July 31, 2025 to holders of the Company’s common stock of record at the close of business on July 3, 2025. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.