Form 10-Q
period 2025-07-31
KORN FERRY
filed 2025-09-09
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 3, 2025 was 52,390,986 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	April 30, 2025
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$684,855	$1,006,964
Marketable securities	36,277	36,388
Receivables due from clients, net of allowance for doubtful accounts of $41,497 and $40,461 at July 31, 2025 and April 30, 2025, respectively	600,362	565,255
Income taxes and other receivables	47,062	38,394
Unearned compensation	64,033	61,649
Prepaid expenses and other assets	58,313	41,488
Total current assets	1,490,902	1,750,138

Marketable securities, non-current	242,162	233,626
Property and equipment, net	179,491	173,610
Operating lease right-of-use assets, net	143,262	152,712
Cash surrender value of company-owned life insurance policies, net of loans	268,556	252,621
Deferred income taxes	139,212	144,560
Goodwill	948,659	948,832
Intangible assets, net	64,043	70,193
Unearned compensation, non-current	124,817	106,965
Investments and other assets	29,493	27,967
Total assets	$3,630,597	$3,861,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$55,058	$58,884
Income taxes payable	23,585	23,079
Compensation and benefits payable	266,671	530,473
Operating lease liability, current	36,318	38,573
Other accrued liabilities	292,768	304,589
Total current liabilities	674,400	955,598

Deferred compensation and other retirement plans	504,867	477,770
Operating lease liability, non-current	126,429	131,762
Long-term debt	397,939	397,736
Deferred tax liabilities	6,737	5,981
Other liabilities	21,412	20,238
Total liabilities	1,731,784	1,989,085

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 79,124 and 78,264 shares issued and 51,770 and 51,458 shares outstanding at July 31, 2025 and April 30, 2025, respectively	351,238	364,425
Retained earnings	1,628,701	1,588,274
Accumulated other comprehensive loss, net	(87,851)	(86,243)
Total Korn Ferry stockholders' equity	1,892,088	1,866,456
Noncontrolling interest	6,725	5,683
Total stockholders' equity	1,898,813	1,872,139
Total liabilities and stockholders' equity	$3,630,597	$3,861,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended July 31,
	2025	2024

	(in thousands, except per share data)
Fee revenue	$708,613	$674,946
Reimbursed out-of-pocket engagement expenses	6,930	7,815
Total revenue	715,543	682,761

Compensation and benefits	461,411	451,775
General and administrative expenses	63,874	59,999
Reimbursed expenses	6,930	7,815
Cost of services	77,194	67,544
Depreciation and amortization	22,686	19,578
Total operating expenses	632,095	606,711

Operating income	83,448	76,050
Other income, net	12,752	14,505
Interest expense, net	(3,516)	(3,945)
Income before provision for income taxes	92,684	86,610
Income tax provision	25,250	22,354
Net income	67,434	64,256
Net income attributable to noncontrolling interest	(798)	(1,652)
Net income attributable to Korn Ferry	$66,636	$62,604

Earnings per common share attributable to Korn Ferry:
Basic	$1.28	$1.19
Diluted	$1.26	$1.17

Weighted-average common shares outstanding:
Basic	51,466	51,950
Diluted	52,368	52,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Net income	$67,434	$64,256

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,292)	2,279
Deferred compensation and pension plan adjustments, net of tax	(14)	(50)
Net unrealized (loss) gain on marketable securities, net of tax	(58)	64
Comprehensive income	66,070	66,549
Less: comprehensive income attributable to noncontrolling interest	(1,042)	(1,134)
Comprehensive income attributable to Korn Ferry	$65,028	$65,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2025	51,458	$364,425	$1,588,274	$(86,243)	$1,866,456	$5,683	$1,872,139
Net income	—	—	66,636	—	66,636	798	67,434
Other comprehensive (loss) income	—	—	—	(1,608)	(1,608)	244	(1,364)
Dividends paid to stockholders	—	—	(26,209)	—	(26,209)	—	(26,209)
Purchase of stock	(400)	(28,597)	—	—	(28,597)	—	(28,597)
Issuance of stock	712	4,620	—	—	4,620	—	4,620
Stock-based compensation	—	10,790	—	—	10,790	—	10,790
Balance as of July 31, 2025	51,770	$351,238	$1,628,701	$(87,851)	$1,892,088	$6,725	$1,898,813

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to stockholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	$390,053	$1,468,648	$(104,860)	$1,753,841	$5,401	$1,759,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net income	$67,434	$64,256
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,686	19,578
Stock-based compensation expense	11,009	10,783
Deferred income taxes	6,499	9,676
Provision for doubtful accounts	4,793	5,110
Gain on marketable securities	(12,324)	(14,185)
Gain on cash surrender value of life insurance policies	(2,569)	(2,246)
Change in other assets and liabilities:
Deferred compensation	27,763	22,938
Receivables due from clients	(39,900)	(37,115)
Income taxes and other receivables	(8,539)	(9,003)
Prepaid expenses and other assets	(16,825)	(7,023)
Unearned compensation	(20,236)	(16,386)
Income taxes payable	125	(964)
Accounts payable and accrued liabilities	(276,906)	(272,117)
Other	(377)	(487)
Net cash used in operating activities	(237,367)	(227,185)
Cash flows from investing activities:
Purchase of property and equipment	(22,599)	(10,497)
Purchase of marketable securities	(9,630)	(11,181)
Proceeds from sales/maturities of marketable securities	13,543	8,351
Proceeds from life insurance policies	7	93
Premium on company-owned life insurance policies	(13,502)	(13,502)
Net cash used in investing activities	(32,181)	(26,736)
Cash flows from financing activities:
Dividends paid to stockholders	(26,209)	(19,800)
Repurchases of common stock	(10,298)	(23,488)
Payments of tax withholdings on restricted stock	(18,704)	(16,625)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	4,158	4,248
Principal payments on finance leases	(499)	(412)
Net cash used in financing activities	(51,552)	(56,077)
Effect of exchange rate changes on cash and cash equivalents	(1,009)	2,369
Net decrease in cash and cash equivalents	(322,109)	(307,629)
Cash and cash equivalents at beginning of period	1,006,964	941,005
Cash and cash equivalents at end of the period	$684,855	$633,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025
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
Korn Ferry delivers its services through five Solution areas and together, these areas comprise eight reportable segments, supported by a centralized corporate function that drives consistency, innovation, and scale. These segments represent how the Company currently organizes and delivers work to the market, enabling Korn Ferry to deliver specialized expertise at scale while remaining agile in response to evolving client needs. The five Solution areas are the following:
1.Consulting helps clients design and implement the talent strategies, organizational structures, and workforce capabilities and rewards to drive growth. The consulting teams collaborate across Korn Ferry to deliver integrated solutions that support end-to-end transformation—from strategy through execution.
2.Digital leads the development, integration and commercialization of products in the Korn Ferry Talent Suite, as well as enabling technology across Korn Ferry's other Solution areas. Built on decades of proprietary data, intellectual property ("IP"), behavioral science, and talent intelligence, these tools empower data-driven decision-making and provide real-time access to benchmarks, assessments, talent development, rewards, and diagnostics across the talent lifecycle. They are leveraged in multiple ways: by consultants within service delivery, as embedded components of Integrated Solutions, or accessed directly by clients through subscription-and license-based models.
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
Basis of Consolidation and Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2025 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X and prevailing practice within the Company's different industries. The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year or any other period.
The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
Allowance for Doubtful Accounts
An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic condition for a period of sixty to ninety days, which corresponds with the contractual life of its accounts receivables. After the Company exhausts its, collection efforts, the amount of the allowance is reduced for balances written off as uncollectible.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2025 and April 30, 2025, the Company’s investments in cash equivalents consisted of money market funds and commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are classified as equity securities and mirror the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively, “ECAP”) from a pre-determined set of securities. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying condensed consolidated statements of income in other income, net.
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2025 and 2024, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
July 31, 2025 (continued)
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of July 31, 2025 and April 30, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative test performed as of February 1, 2025, indicated that the fair value of each of the reporting units exceeded its carrying value and no indicators of impairment were identified. As a result, no impairment charge was recognized. As of July 31, 2025 and April 30, 2025, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of July 31, 2025 and April 30, 2025.
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
Recent Accounting Standards - Not Yet Adopted
In December 2023, the Financial Accounting Standards Board issued an amendment to the accounting update for income taxes disclosures. The new amendment provides improvements to annual income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendment of this update is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis. The Company will adopt this guidance beginning in fiscal 2026 for its annual report for the year ending April 30, 2026. The adoption of this guidance is not anticipated to have a material impact on the condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
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
In July 2025, the Financial Accounting Standards Board issued an amendment to the accounting update for measurement of credit losses for account receivable and contract assets. The amendment in this update provides an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendment will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which the financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the condensed consolidated financial statements.
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2025	2024

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$66,636	$62,604
Less: distributed and undistributed earnings to nonvested restricted stockholders	855	1,006
Basic net earnings attributable to common stockholders	65,781	61,598
Add: undistributed earnings to nonvested restricted stockholders	470	658
Less: reallocation of undistributed earnings to nonvested restricted stockholders	462	648
Diluted net earnings attributable to common stockholders	$65,789	$61,608

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,466	51,950
Effect of dilutive securities:
Restricted stock	899	795
Employee Stock Purchase Plan ("ESPP")	3	—
Diluted weighted-average number of common shares outstanding	52,368	52,745

Net earnings per common share:
Basic earnings per share	$1.28	$1.19
Diluted earnings per share	$1.26	$1.17
During the three months ended July 31, 2025 and 2024, restricted stock awards of 0.7 million shares and 0.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2025	April 30, 2025

	(in thousands)
Foreign currency translation adjustments	$(95,440)	$(93,904)
Deferred compensation and pension plan adjustments, net of tax	7,590	7,604
Marketable securities unrealized (loss) gain, net of tax	(1)	57
Accumulated other comprehensive loss, net	$(87,851)	$(86,243)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2025	$(93,904)	$7,604	$57	$(86,243)
Unrealized losses arising during the period	(1,536)	—	(58)	(1,594)
Reclassification of realized net gains to net income	—	(14)	—	(14)
Balance as of July 31, 2025	$(95,440)	$7,590	$(1)	$(87,851)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2024:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2024	$(116,004)	$8,370	$(37)	$(107,671)
Unrealized gains arising during the period	2,797	—	64	2,861
Reclassification of realized net gains to net income	—	(50)	—	(50)
Balance as of July 31, 2024	$(113,207)	$8,320	$27	$(104,860)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Restricted stock	$10,790	$10,561
ESPP	219	222
Total stock-based compensation expense	$11,009	$10,783

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
Restricted Stock
Restricted stock activity during the three months ended July 31, 2025 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2025	1,770	$63.15
Granted	796	$73.18
Vested	(649)	$54.52
Forfeited/expired	(4)	$59.09
Non-vested, July 31, 2025	1,913	$70.26
As of July 31, 2025, there were 0.8 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $41.5 million.
As of July 31, 2025, there was $112.2 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three months ended July 31, 2025 and 2024, 254,047 shares and 252,622 shares of restricted stock totaling $18.7 million and $16.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
During the three months ended July 31, 2025 and 2024, employees purchased 63,001 shares at $66.00 per share and 70,309 shares at $60.43 per share, respectively, under the ESPP. As of July 31, 2025, the ESPP had approximately 1.4 million shares remaining available for future issuance.
Common Stock
During the three months ended July 31, 2025 and 2024, the Company repurchased (on the open market or through privately negotiated transactions) 145,770 shares of the Company’s common stock for $9.9 million and 351,250 shares for $23.5 million, respectively.
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Three Months Ended July 31,
	2025	2024

Cash dividends declared per share	$0.48	$0.37

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2025 and April 30, 2025:

	July 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Loss
Level 2:
Commercial paper	$4,630	$—	$(3)	$4,627	$599	$4,028	$—	$—
Corporate notes/bonds	32,358	34	(31)	32,361	—	19,091	13,270	—
U.S. Treasury and Agency Securities	4,102	1	(4)	4,099	—	—	4,099	—
Total debt investments	$41,090	$35	$(38)	$41,087	$599	$23,119	$17,369	$—

Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$237,951	$—	$13,158	$224,793	$—
Total equity investments				$237,951	$—	$13,158	$224,793	$—
Cash				$520,062	$520,062	$—	$—	$—
Money market funds				164,194	164,194	—	—	—
Level 2:
Foreign currency forward contracts				(881)	—	—	—	(881)
Total				$962,413	$684,855	$36,277	$242,162	$(881)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $223.8 million and $205.3 million as of July 31, 2025 and April 30, 2025, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $14.2 million and $19.5 million as of July 31, 2025 and April 30, 2025, respectively. During the three months ended July 31, 2025 and 2024, the fair value of the investments increased; therefore, the Company recognized a gain of $12.3 million and $14.2 million, respectively, which was recorded in other income, net.

As of July 31, 2025, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 24 months. During the three months ended July 31, 2025 and 2024, there were $8.8 million and $6.9 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2025 and April 30, 2025, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains that relate to equity securities still held as of July 31, 2025 and 2024 were $10.3 million and $11.7 million, respectively.
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2025	April 30, 2025

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$554	$2,486
Derivative liabilities:
Foreign currency forward contracts	$1,435	$1,595

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
As of July 31, 2025, the total notional amounts of the forward contracts purchased and sold were $91.7 million and $43.0 million, respectively. As of April 30, 2025, the total notional amounts of the forward contracts purchased and sold were $74.7 million and $42.6 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three months ended July 31, 2025 and 2024, the Company incurred losses of $1.1 million and $0.2 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Service cost	$11,673	$10,655
Interest cost	3,884	4,451
Amortization of actuarial loss	127	32
Expected return on plan assets (1)	(278)	(266)
Net periodic service credit amortization	(101)	(101)
Net periodic benefit costs (2)	$15,305	$14,771
___________________

(1)	The expected long-term rate of return on plan assets was 6.25% and 6.00% for July 31, 2025 and 2024, respectively.

(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $341.4 million and $325.5 million as of July 31, 2025 and April 30, 2025, respectively, was offset by outstanding policy loans of $72.8 million in the accompanying condensed consolidated balance sheets as of both July 31, 2025 and April 30, 2025. The CSV value of the underlying COLI investments increased by $2.6 million and $2.2 million during the three months ended July 31, 2025 and 2024, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2025 and 2024, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $12.0 million and $13.6 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $12.3 million and $14.2 million during the three months ended July 31, 2025 and 2024, respectively, recorded in other income, net on the condensed consolidated statements of income (see Note 5 — Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025

	(in thousands)
Contract assets-unbilled receivables	$125,713	$113,743
Contract liabilities-deferred revenue	$230,804	$245,379
During the three months ended July 31, 2025, the Company recognized revenue of $85.6 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of July 31, 2025, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,132.5 million. Of the $1,132.5 million of remaining performance obligations, the Company expects to recognize approximately $440.8 million in the remainder of fiscal 2026, $413.4 million in fiscal 2027, $208.2 million in fiscal 2028 and the remaining $70.1 million in fiscal 2029 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company's contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by Solution area and further by region for Executive Search. This information is presented in Note 10—Segments. The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$218,838	30.9%	$198,772	29.5%
Financial Services	136,439	19.2	125,137	18.5
Life Sciences/Healthcare	117,444	16.6	118,990	17.6
Technology	105,332	14.9	97,920	14.5
Consumer Goods	84,381	11.9	85,147	12.6
Education/Non–Profit/General	46,179	6.5	48,980	7.3
Fee Revenue	$708,613	100.0%	$674,946	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2025	$40,461
Provision for credit losses	4,793
Write-offs	(3,914)
Recoveries of amounts previously written off	48
Foreign currency translation	109
Balance at July 31, 2025	$41,497
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of July 31, 2025 and April 30, 2025, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at July 31, 2025
Commercial paper	$4,627	$3	$—	$—	$599	$4,028	$—
Corporate notes/bonds	$17,795	$31	$—	$—	$—	$9,788	$8,007
U.S. Treasury and Agency Securities	$3,596	$4	$—	$—	$—	$—	$3,596
Balance at April 30, 2025
Commercial paper	$3,841	$1	$—	$—	$500	$3,341	$—
Corporate notes/bonds	$7,803	$10	$—	$—	$—	$4,630	$3,173
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the creditworthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was $25.3 million in the three months ended July 31, 2025, with an effective tax rate of 27.2%, compared to $22.4 million in the three months ended July 31, 2024, with an effective tax rate of 25.8%. The Company's effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in the Company's fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. The Company has reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of July 31, 2025. The Act did not materially impact the Company's effective tax rate.
10. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search APAC, Executive Search Latin America, Professional Search & Interim and RPO.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
The Company's chief executive officer is the Company’s chief operating decision maker (“CODM”), who evaluates performance and allocates resources based on the review of the Company's 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment, because asset information is not used for purposes of evaluating segment performance or allocating resources among segments.
Financial highlights by reportable segments are as follows:

	Three Months Ended July 31, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$169,962	$89,198	$139,654	$53,781	$24,701	$6,117	$133,901	$91,299	$—	$708,613
Total revenue	$172,699	$89,245	$141,215	$54,081	$24,839	$6,139	$135,141	$92,184	$—	$715,543

Less
Compensation and benefits(1)	$117,189	$44,505	$99,489	$40,186	$17,111	$3,731	$48,583	$69,343	$19,766
General and administrative expenses(2)	12,982	9,974	6,950	4,420	2,096	932	5,126	4,447	16,947
Cost of services	12,407	7,873	860	129	167	60	52,497	3,201	—
Other segment items(3)	1,312	(714)	(7,324)	203	(70)	(124)	908	851	(864)
Segment Adjusted EBITDA	28,809	27,607	41,240	9,143	5,535	1,540	28,027	14,342	(35,849)	120,394

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										22,686
Interest expense, net										3,516
Integration/acquisition costs										1,508
Income tax provision										25,250
Net income attributable to noncontrolling interest										798
Net income attributable to Korn Ferry										$66,636
___________________
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)

	Three Months Ended July 31, 2024
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$167,870	$88,180	$134,752	$45,981	$20,579	$7,323	$121,741	$88,520	$—	$674,946
Total revenue	$170,767	$88,211	$136,087	$46,276	$20,704	$7,326	$122,730	$90,660	$—	$682,761

Less
Compensation and benefits(1)	$114,664	$45,274	$101,191	$34,586	$14,392	$4,416	$48,136	$68,648	$19,392
General and administrative expenses(2)	12,860	9,135	7,646	4,111	2,158	163	5,213	4,665	14,048
Cost of services	12,517	7,908	1,059	100	154	54	43,055	2,697	—
Other segment items(3)	1,432	(729)	(8,907)	214	(218)	(105)	620	2,156	(1,153)
Segment Adjusted EBITDA	29,294	26,623	35,098	7,265	4,218	2,798	25,706	12,494	(32,287)	111,209

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										19,578
Interest expense, net										3,945
Integration/acquisition costs										1,076
Income tax provision										22,354
Net income attributable to noncontrolling interest										1,652
Net income attributable to Korn Ferry										$62,604
___________________
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
(3)Includes reimbursed expenses and other income, net.
Depreciation and amortization by reportable segments are as follows:

	Year Ended July 31,
	2025	2024

	(in thousands)
Consulting	$3,645	$4,216
Digital	11,588	8,100
Executive Search:
North America	365	415
EMEA	556	493
Asia Pacific	241	216
Latin America	267	256
Professional Search & Interim	2,975	3,053
RPO	964	777
Corporate	2,085	2,052
Total depreciation and amortization	$22,686	$19,578

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt net, at amortized cost, consisted of the following:

In thousands	July 31, 2025	April 30, 2025

Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(2,061)	(2,264)
Long-term borrowings, net of unamortized discount and debt issuance costs	$397,939	$397,736
Credit Facilities
The Company was party to a credit agreement dated as of December 16, 2019 (as amended, amended and restated or otherwise modified, the “Prior Credit Agreement”) with Bank of America, National Association as administrative agent and other lenders party thereto. The Prior Credit Agreement provided for a $650.0 million five-year senior secured revolving credit facility maturing June 24, 2027 (the “Prior Facility”). The Prior Credit Agreement also provided that, under certain circumstances, the Company could incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount up to $250.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00.
On July 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility (the “Facility”). The Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $600.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and the Company repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. Since the borrowing capacity under the new arrangement increased, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new arrangement.
The Credit Agreement contains certain customary affirmative and negative covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated secured net leverage ratio of not greater than 3.75 to 1.00 (which may be temporarily increased to 4.25 following certain material acquisitions under certain circumstances) (the "Financial Covenant").
The principal balance of the Facility, if any, is due at maturity. The Credit Agreement matures on July 1, 2030 and any unpaid principal balance is payable on this date. The Facility may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary breakage fees).
Amounts outstanding under the Credit Agreement will bear interest at a rate equal to, at the Company’s election, either Term SOFR plus an interest rate margin between 1.125% per annum and 2.00% per annum, depending on the Company’s consolidated net leverage ratio, or base rate plus an interest rate margin between 0.125% per annum and 1.00% per annum, depending on the Company’s consolidated net leverage ratio. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.175% to 0.30% per annum on the actual daily unused amount of the Facility based upon the Company’s consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
As of July 31, 2025 and April 30, 2025, there were no borrowings outstanding under the Facility or Prior Facility, respectively, and the Company was in compliance with its debt covenants. The unamortized debt issuance costs associated with the Credit Agreement were $4.2 million as of July 31, 2025 and $2.2 million under the Prior Credit Agreement as of April 30, 2025. The Company had a total of $845.6 million available under the Facility after $4.4 million of standby letters of credit were issued as of July 31, 2025. The Company had $645.6 million available under the Prior Credit Agreement after $4.4 million of standby letters of credit were issued as of April 30, 2025. The Company had a total of $13.2 million and $13.1 million of standby letters with other financial institutions as of July 31, 2025 and April 30, 2025, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment.
The components of lease expense were as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Finance lease cost
Amortization of ROU assets	$399	$379
Interest on lease liabilities	44	49
	443	428
Operating lease cost	12,385	11,995
Short-term lease cost	221	226
Variable lease cost	2,607	2,341
Sublease income	(1,633)	(1,153)
Total lease cost	$14,023	$13,837
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,567	$13,628
Financing cash flows from finance leases	$499	$412

ROU assets obtained in exchange for lease obligations:
Operating leases	$931	$3,613
Finance leases	$664	$142
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2026 (excluding the three months ended July 31, 2025)	$32,843	$1,231
2027	33,275	1,259
2028	27,373	945
2029	21,868	107
2030	17,450	44
Thereafter	72,514	2
Total lease payments	205,323	3,588
Less: imputed interest	42,576	239
Total	$162,747	$3,349

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2025 (continued)
13. Subsequent Event
Quarterly Dividend Declaration
On September 8, 2025, the Board of Directors of the Company declared a cash dividend of $0.48 per share with a payment date of October 15, 2025 to holders of the Company’s common stock of record at the close of business on September 26, 2025. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance, results, outcomes and timing and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, trade wars, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to corporate responsibility matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence (“AI”), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the impact of treaties or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the expansion of social media platforms, the ability to effect acquisitions and integrate acquired businesses, resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events, circumstances or otherwise, except as required by law.
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
As client needs have grown more complex, Korn Ferry has expanded its capabilities and become a comprehensive partner for talent and organizational performance. Today, we deliver a broad range of offerings across the talent lifecycle, combining deep expertise with scalable delivery models to meet the needs of organizations at every stage of growth. Our talent, industry expertise, global reach, and specialized solutions come together to solve our clients’ toughest performance challenges. We pair this with 10 billion data points, behavioral science, and powerful IP—our Foundational Assets. These assets support a broad set of Capabilities and power Integrated Solutions designed to keep pace with change.

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
•Talent Acquisition - Sourcing and hiring top talent across all levels via executive search, professional recruiting, interim talent, and Recruitment Process Outsourcing ("RPO").
•Leadership & Professional Development - Developing leaders and building critical skills through coaching, experimental learning programs, and scalable digital programs.
•Total Rewards - Designing compensation, benefits, and recognition programs that drive performance and reflect business priorities.
•Board and Chief Executive Officer ("CEO") Services - Advising boards and CEOs on leadership transitions, governance, and long-term planning.
Korn Ferry serves clients through a combination of strategic account partnerships and flexible engagement models designed to meet organizations where they are. At the center of this model is our Marquee and Diamond Accounts Program (the “Program”)—a structured approach to managing long-term relationships with many of the world’s most complex organizations.
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s full portfolio—enabling consistent delivery, deep understanding of client priorities, and early access to new offerings. As of July 31, 2025, our 350 Marquee and Diamond accounts represented approximately 39% of consolidated fee revenue—more than double their contribution at the Program’s inception.
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
4.Professional Search & Interim focuses on scalable, high impact recruiting and interim talent solutions at the professional level that offer flexibility and speed in dynamic business environments. We help clients rapidly place permanent professionals and senior/professional interim leaders across business-critical functions such as Finance and Accounting, IT, Human Resources, and Operations.

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
Q1 FY'26 Performance Highlights
•Fee revenue in Q1 FY'26 was $708.6 million, a year-over-year increase of 5%.
•Executive Search fee revenue was $224.3 million, an increase of 8% year-over-year.
•Professional Search & Interim fee revenue increased 10% year-over-year.
•Net income attributable to Korn Ferry was $66.6 million, an increase of 6% year-over-year, with a margin of 9.4%, an increase of 10bps year-over-year.
• Adjusted EBITDA was $120.4 million, an increase of 8% year-over-year, with a margin of 17.0%, an increase of 50bps year-over-year.
•Diluted earnings per share was $1.26 in Q1 FY'26, up 8% compared to the year-ago quarter.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairments charges). For the three months ended July 31, 2025, Adjusted EBITDA excluded $1.5 million of integration/acquisition costs. For the three months ended July 31, 2024, Adjusted EBITDA excluded $1.1 million of integration/acquisition costs.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2025	2024
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.0	1.2
Total revenue	101.0	101.2
Compensation and benefits	65.1	66.9
General and administrative expenses	9.0	8.9
Reimbursed expenses	1.0	1.2
Cost of services	10.9	10.0
Depreciation and amortization	3.2	2.9
Other income, net	1.8	2.1
Interest expense, net	0.5	0.6
Income tax provision	3.6	3.3
Net income	9.5%	9.5%
Net income attributable to Korn Ferry	9.4%	9.3%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$169,962	24.0%	$167,870	24.9%
Digital	89,198	12.6	88,180	13.1
Executive Search:
North America	139,654	19.7	134,752	20.0
EMEA	53,781	7.6	45,981	6.8
Asia Pacific	24,701	3.5	20,579	3.0
Latin America	6,117	0.8	7,323	1.1
Total Executive Search	224,253	31.6	208,635	30.9
Professional Search & Interim	133,901	18.9	121,741	18.0
RPO	91,299	12.9	88,520	13.1
Total fee revenue	708,613	100.0%	674,946	100.0%
Reimbursed out-of-pocket engagement expense	6,930		7,815
Total revenue	$715,543		$682,761

In the tables that follow, the Company presents a subtotal for Executive Search Adjusted EBITDA and a single percentage for Executive Search Adjusted EBITDA margin, which reflects the aggregate of all of the individual Executive Search Regions. These figures are non-GAAP financial measures and are presented as they are consistent with the Company’s Solution areas and are financial metrics used by the Company’s investor base.

	Three Months Ended July 31,
	2025		2024

	Consolidated
	(dollars in thousands)
Fee revenue	$708,613	100.0%	$674,946	100.0%
Total revenue	$715,543	101.0%	$682,761	101.2%

Net income attributable to Korn Ferry	$66,636	9.4%	$62,604	9.3%
Net income attributable to noncontrolling interest	798	0.1	1,652	0.2
Interest expense, net	3,516	0.5	3,945	0.6
Income tax provision	25,250	3.6	22,354	3.3
Depreciation and amortization	22,686	3.2	19,578	2.9
Integration/acquisition costs	1,508	0.2	1,076	0.2
Adjusted EBITDA	$120,394	17.0%	$111,209	16.5%

	Three Months Ended July 31,
	2025				2024
	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$66,636	9.4%			$62,604	9.3%
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$169,962	$172,699	$28,809	17.0%	$167,870	$170,767	$29,294	17.5%
Digital	89,198	89,245	27,607	31.0%	88,180	88,211	26,623	30.2%
Executive Search:
North America	139,654	141,215	41,240	29.5%	134,752	136,087	35,098	26.0%
EMEA	53,781	54,081	9,143	17.0%	45,981	46,276	7,265	15.8%
Asia Pacific	24,701	24,839	5,535	22.4%	20,579	20,704	4,218	20.5%
Latin America	6,117	6,139	1,540	25.2%	7,323	7,326	2,798	38.2%
Total Executive Search	224,253	226,274	57,458	25.6%	208,635	210,393	49,379	23.7%
Professional Search & Interim	133,901	135,141	28,027	20.9%	121,741	122,730	25,706	21.1%
RPO	91,299	92,184	14,342	15.7%	88,520	90,660	12,494	14.1%
Corporate	—	—	(35,849)		—	—	(32,287)
Consolidated	$708,613	$715,543	$120,394	17.0%	$674,946	$682,761	$111,209	16.5%

Three Months Ended July 31, 2025 Compared to Three Months Ended July 31, 2024
Fee Revenue
Fee Revenue. Fee revenue was $708.6 million in the three months ended July 31, 2025, an increase of $33.7 million, or 5%, compared to $674.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $9.1 million, or 1%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily due to higher fee revenues in Executive Search EMEA, Executive Search North America, Executive Search APAC, and Professional Search & Interim.
Consulting. Consulting reported fee revenue of $170.0 million, an increase of $2.1 million, or 1%, in the three months ended July 31, 2025 compared to $167.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.8 million, or 2%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily driven by a 9% increase in average bill rates, partially offset by a shift to larger and longer duration engagements and slower delivery of backlog engagements.
Digital. Digital reported fee revenue of $89.2 million, an increase of $1.0 million, or 1%, in the three months ended July 31, 2025 compared to $88.2 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.6 million, or 2%, in the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $139.7 million, an increase of $4.9 million, or 4%, in the three months ended July 31, 2025 compared to $134.8 million in the year-ago quarter. North America’s fee revenue increased primarily due to a 2% increase in the number of engagements billed and a 1% increase in the weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $53.8 million, an increase of $7.8 million, or 17%, in the three months ended July 31, 2025 compared to $46.0 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.6 million, or 6%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily due to a 16% increase in the number of engagements billed, partially offset by a 5% decrease in weighted-average fee billed per engagement (calculated using local currency) during the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $24.7 million, an increase of $4.1 million, or 20%, in the three months ended July 31, 2025 compared to $20.6 million in the year-ago quarter. The increase in fee revenue was primarily due to a 20% increase in the number of engagements billed during the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $6.1 million, a decrease of $1.2 million, or 16%, in the three months ended July 31, 2025 compared to $7.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million, or 5%, in the three months ended July 31, 2025 compared to the year-ago quarter. Latin America's fee revenue decreased primarily due to a 9% decrease in the weighted-average fee billed per engagement (calculated using local currency) and a 3% decrease in the number of engagements billed during the three months ended July 31, 2025 compared to the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $133.9 million, an increase of $12.2 million, or 10%, in the three months ended July 31, 2025 compared to $121.7 million in the year-ago quarter. The increase in fee revenue was primarily due to an increase in interim fee revenue of $9.7 million as a result of the acquisition of Trilogy International effective November 1, 2024.
RPO. RPO reported fee revenue of $91.3 million, an increase of $2.8 million, or 3%, in the three months ended July 31, 2025 compared to $88.5 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.7 million, or 2%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily due to new logo clients in North America.
Compensation and Benefits
Compensation and benefits expense increased by $9.6 million, or 2%, to $461.4 million in the three months ended July 31, 2025 from $451.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $6.6 million, or 1% in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in severance-related expenses of $12.5 million due to an increase in layoffs in the three months ended July 31, 2025 compared to the year-ago quarter. Also contributing to the increase were higher salaries and related payroll taxes, vacation expense, commission expense and costs related to the use of outside contractors of $8.5 million, $1.4 million, $1.7 million and $1.5 million, respectively. These increases were partially offset by a decrease of $18.3 million in performance-related bonus expense in the three months ended July 31, 2025 compared to the year-ago quarter.

Consulting compensation and benefits expense increased by $2.5 million, or 2%, to $117.2 million in the three months ended July 31, 2025 from $114.7 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $2.3 million, or 2%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $5.4 million in severance-related costs due to an increase in layoffs in the three months ended July 31, 2025 compared to the year-ago quarter. This increase was partially offset by a decrease of $4.0 million in performance-related bonus expense in the three months ended July 31, 2025 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $0.8 million, or 2%, to $44.5 million in the three months ended July 31, 2025 compared to $45.3 million in the year-ago quarter. The decrease in compensation and benefits expense was primarily due to lower performance-related bonus expense of $5.8 million, partially offset by increases in severance expense, salaries and related payroll taxes and commission expense of $1.6 million, $1.5 million and $1.1 million, respectively, in the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search North America compensation and benefits expense decreased by $1.7 million, or 2%, to $99.5 million in the three months ended July 31, 2025 compared to $101.2 million in the year-ago quarter. Compensation and benefits expense decreased primarily due to a decrease in performance-related bonus expense of $2.6 million, partially offset by an increase of $0.6 million in severance-related costs in the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $5.6 million, or 16%, to $40.2 million in the three months ended July 31, 2025 compared to $34.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $2.0 million, or 6%, in the three months ended July 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $2.2 million as a result of a 10% increase in average consultant headcount in the three months ended July 31, 2025 compared to the year-ago quarter. Also contributing to the increase was an increase in performance-related bonus expense of $1.9 million driven by the higher segment fee revenue in the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense increased by $2.7 million, or 19%, to $17.1 million in the three months ended July 31, 2025 compared to $14.4 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $1.8 million driven by the higher segment fee revenue in the three months ended July 31, 2025 compared to the year-ago quarter.
Executive Search Latin America compensation and benefits expense decreased by $0.7 million, or 16%, to $3.7 million in the three months ended July 31, 2025, compared to $4.4 million in the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $0.9 million, or 2%, to $50.1 million in the three months ended July 31, 2025, compared to $49.2 million in the year-ago quarter.
RPO compensation and benefits expense increased by $0.7 million, or 1%, to $69.3 million in the three months ended July 31, 2025, compared to $68.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $1.3 million, or 2%, in the three months ended July 31, 2025 compared to the year-ago quarter.
Corporate compensation and benefits expense was $19.8 million in the three months ended July 31, 2025, essentially flat compared to $19.4 million in the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $3.9 million, or 7%, to $63.9 million in the three months ended July 31, 2025 from $60.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to increases of $2.4 million and $1.5 million in legal and other professional fees and computer software licenses, respectively, in the three months ended July 31, 2025 compared to the year-ago quarter.
Consulting general and administrative expenses were $13.0 million in the three months ended July 31, 2025, essentially flat compared to $12.9 million in the year-ago quarter.
Digital general and administrative expenses increased by $0.9 million, or 10%, to $10.0 million in the three months ended July 31, 2025, compared to $9.1 million in the year-ago quarter. The increase was due to an increase in computer software licenses.
Executive Search North America general and administrative expenses decreased by $0.7 million, or 9%, to $6.9 million in the three months ended July 31, 2025, compared to $7.6 million in the year-ago quarter.
Executive Search EMEA general and administrative expenses were $4.4 million in the three months ended July 31, 2025, essentially flat compared to $4.1 million in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses were $2.1 million in the three months ended July 31, 2025, essentially flat compared to $2.2 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses were $0.9 million in the three months ended July 31, 2025, a slight increase compared to $0.2 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses were $5.1 million in the three months ended July 31, 2025, essentially flat compared to $5.2 million in the year-ago quarter.
RPO general and administrative expenses were $4.4 million in the three months ended July 31, 2025, essentially flat compared to $4.7 million in the year-ago quarter.
Corporate general and administrative expenses increased by $2.9 million, or 21%, to $16.9 million in the three months ended July 31, 2025, compared to $14.0 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees of $3.0 million in the three months ended July 31, 2025 compared to the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $9.7 million, or 14%, to $77.2 million in the three months ended July 31, 2025 compared to $67.5 million in the year-ago quarter. Professional Search & Interim accounted for $9.4 million of the increase due to an increase in fee revenue in the segment as a significant amount of interim services they perform have a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $3.1 million, or 16%, to $22.7 million in the three months ended July 31, 2025, compared to $19.6 million in the year-ago quarter. The increase was primarily due to the accelerated depreciation associated with the decision to sunset our Digital platform upon the introduction of the Korn Ferry Talent Suite platform, expected in the third quarter of fiscal 2026.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $4.0 million, or 6%, to $66.6 million in the three months ended July 31, 2025, as compared to $62.6 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $33.7 million, partially offset by increased cost of services expense of $9.7 million, compensation and benefits expense of $9.6 million, general and administrative expenses of $3.9 million, depreciation and amortization expenses of $3.1 million and income tax provision of $2.9 million in the three months ended July 31, 2025 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in both the three months ended July 31, 2025 and 2024.
Adjusted EBITDA
Adjusted EBITDA increased by $9.2 million, or 8%, to $120.4 million in the three months ended July 31, 2025 as compared to $111.2 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by the increases in cost of services expense, compensation and benefit expense (excluding integration/acquisition costs) and general and administrative expenses. Adjusted EBITDA, as a percentage of fee revenue, was 17% in the three months ended July 31, 2025 compared to 16% in the year-ago quarter.
Consulting Adjusted EBITDA was $28.8 million in the three months ended July 31, 2025, a decrease of $0.5 million, or 2%, as compared to $29.3 million in the year-ago quarter. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the three months ended July 31, 2025 and 2024.
Digital Adjusted EBITDA was $27.6 million in the three months ended July 31, 2025, an increase of $1.0 million, or 4%, as compared to $26.6 million in the year-ago quarter. This increase in Adjusted EBITDA was primarily driven by an increase in fee revenue. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% and 30% in the three months ended July 31, 2025 and 2024, respectively.
Executive Search North America Adjusted EBITDA increased by $6.1 million, or 17%, to $41.2 million in the three months ended July 31, 2025 compared to $35.1 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment, coupled with a decrease in compensation and benefits expense for the three months ended July 31, 2025 compared to the year-ago quarter. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 30% and 26% in the three months ended July 31, 2025 and 2024, respectively.

Executive Search EMEA Adjusted EBITDA increased by $1.8 million, or 25%, to $9.1 million in the three months ended July 31, 2025 compared to $7.3 million in the year-ago quarter. The increase was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense for the three months ended July 31, 2025 compared to the year-ago quarter. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended July 31, 2025 and 2024, respectively.
Executive Search Asia Pacific Adjusted EBITDA increased by $1.3 million, or 31%, to $5.5 million in the three months ended July 31, 2025 compared to $4.2 million in the year-ago quarter. The increase was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% and 20% in the three months ended July 31, 2025 and 2024, respectively.
Executive Search Latin America Adjusted EBITDA decreased by $1.3 million, or 46%, to $1.5 million in the three months ended July 31, 2025 compared to $2.8 million in the year-ago quarter. The decrease was primarily driven by a decrease in fee revenue for the three months ended July 31, 2025 compared to the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 25% and 38% in the three months ended July 31, 2025 and 2024, respectively.
Professional Search & Interim Adjusted EBITDA was $28.0 million in the three months ended July 31, 2025, an increase of $2.3 million, or 9%, as compared to $25.7 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by an increase in cost of services expense. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% in both three months ended July 31, 2025 and 2024.
RPO Adjusted EBITDA was $14.3 million in the three months ended July 31, 2025, an increase of $1.8 million, or 14%, as compared to $12.5 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by an increase in compensation and benefits expense. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% and 14% in the three months ended July 31, 2025 and 2024, respectively.
Other Income, Net
Other income, net was $12.8 million in the three months ended July 31, 2025 compared to $14.5 million in the year-ago quarter. The difference was primarily due to a decrease in the gains generated from the increased fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively, "ECAP") during the three months ended July 31, 2025 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $3.5 million in the three months ended July 31, 2025 compared to $3.9 million in the year-ago quarter.
Income Tax Provision
The provision for income tax was $25.3 million in the three months ended July 31, 2025, with an effective tax rate of 27.2%, compared to $22.4 million in the three months ended July 31, 2024, with an effective tax rate of 25.8%. Our effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. We reflected the effect of the Act within the provision for income taxes and the deferred tax balances as of July 31, 2025. The Act did not materially impact our effective tax rate.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated results of income. Net income attributable to noncontrolling interest for the three months ended July 31, 2025 was $0.8 million, as compared to $1.7 million in the three months ended July 31, 2024.

Liquidity and Capital Resources
The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that are expected to earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below) and Notes, as well as using excess cash to repay the Notes.
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. We used the proceeds from the offering of the Notes to repay $276.9 million outstanding under our prior revolving credit facility and to pay expenses and fees in connection therewith. As of July 31, 2025, the fair value of the Notes was $394.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On July 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility (the “Facility”). The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $600.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The Credit Agreement replaced a previous credit agreement dated as of December 16, 2019 (as amended, amended and restated or otherwise modified, the “Prior Credit Agreement”) with Bank of America, National Association as administrative agent and other lenders party thereto. We repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. See Note 11 —Long-Term Debt for a further description of the Credit Agreement. The Company had a total of $845.6 million available under the Facility and $645.6 million available under the Prior Credit Agreement as of July 31, 2025 and April 30, 2025, respectively, after $4.4 million of standby letters of credit were issued as of both July 31, 2025 and April 30, 2025. The Company had a total of $13.2 million and $13.1 million of standby letters with other financial institutions as of July 31, 2025 and April 30, 2025, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board of Directors adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board of Directors increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board of Directors approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board of Directors approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board of Directors approved an increase in the quarterly dividend to $0.37 per share. On March 10, 2025, the Board of Directors approved a further increase of 30% in the quarterly dividend, which increased the quarterly dividend to $0.48 per share. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenants that require the Company to maintain a consolidated secured net leverage ratio of not greater than 3.75 to 1.00 (which may be temporarily increased to 4.25 following certain material acquisitions under certain circumstances) (the "Financial Covenant"). Furthermore, our Notes allow us to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of approximately $300.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $318.0 million. The Company repurchased approximately $9.9 million and $23.5 million of the Company’s stock during the three months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, $83.9 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
Our primary source of liquidity is the fee revenue generated from our operations, supplemented by our borrowing capacity under our Credit Agreement. Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months and thereafter for the foreseeable future. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, including as a result of ongoing macroeconomic uncertainty due to inflation and a potential recession, such changes have and could put further negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.
Cash and cash equivalents and marketable securities were $963.3 million and $1,277.0 million as of July 31, 2025 and April 30, 2025, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $617.7 million and $667.3 million at July 31, 2025 and April 30, 2025, respectively. As of July 31, 2025 and April 30, 2025, we held $390.9 million and $405.2 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of July 31, 2025 and April 30, 2025, marketable securities of $278.4 million and $270.0 million, respectively, included equity securities of $238.0 million (net of gross unrealized gains of $38.0 million and gross unrealized losses of $0.7 million) and $230.4 million (net of gross unrealized gains of $27.7 million and gross unrealized losses of $0.6 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $224.8 million and $218.0 million, respectively, were classified as non-current. These marketable securities were held to satisfy vested obligations totaling $223.8 million and $205.3 million as of July 31, 2025 and April 30, 2025, respectively. Unvested obligations under the deferred compensation plans totaled $14.2 million and $19.5 million as of July 31, 2025 and April 30, 2025, respectively.
Our working capital (current assets less current liabilities) was $816.5 million as of July 31, 2025 and $794.5 million as of April 30, 2025. The net increase in our working capital of $22.0 million as of July 31, 2025 compared to April 30, 2025 was primarily attributable to decreases in compensation and benefits payable and other accrued liabilities, as well as increases in accounts receivable, prepaid expenses and other assets, and income taxes and other receivables. These changes were partially offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2025 and paid during the first quarter of fiscal 2026. Other accrued liabilities decreased primarily due to a decrease in deferred revenue. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 58 days to 64 days (which is consistent with historical experience). Prepaid expenses and other assets increased due to the annual renewal of our computer software licenses and insurance, which typically takes place in first quarter of the fiscal year while the increase in income taxes and other receivables was due to large tax payments made in the first quarter of fiscal 2026. Cash used in operating activities was $237.4 million in the three months ended July 31, 2025 compared to $227.2 million in the year-ago quarter.
Cash used in investing activities was $32.2 million in the three months ended July 31, 2025 compared to $26.7 million in the year-ago quarter. The increase from cash used in investing activities was primarily due to an increase in the purchase of property and equipment of $12.1 million, partially offset by proceeds received from sales/maturities of marketable securities net of purchases during the three months ended July 31, 2025 compared purchases of marketable securities net of sales/maturities in the year-ago quarter.

Cash used in financing activities was $51.6 million in the three months ended July 31, 2025 compared to $56.1 million in the three months ended July 31, 2024. The decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock of $13.2 million, partially offset by higher dividends paid to stockholders of $6.4 million in the three months ended July 31, 2025 compared to the year-ago quarter.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2025 and April 30, 2025, we held contracts with gross cash surrender value of $341.4 million and $325.5 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $72.8 million as of both July 31, 2025 and April 30, 2025. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2025 and April 30, 2025, the net cash value of these policies was $268.6 million and $252.6 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2025.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2025, as compared to those disclosed in our table of contractual obligations included in our Form 10-K.
Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim condensed consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements and in the Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2025.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2025 and 2024, we recorded foreign currency losses of $0.9 million and $0.8 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of July 31, 2025 by notional value (including the U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Singapore Dollar), a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $16.5 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk
Our exposure to interest rate risk is limited to our Facility, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2025, there were no amounts outstanding under the Facility. At our option, loans issued under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between Term SOFR, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Facility, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $72.8 million of borrowings against the CSV of COLI contracts as of both July 31, 2025 and April 30, 2025, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of July 31, 2025.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended July 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2025— May 31, 2025	94,000	$66.52	94,000	$87.5 million
June 1, 2025— June 30, 2025	38,240	$68.99	36,770	$85.0 million
July 1, 2025— July 31, 2025	267,577	$73.65	15,000	$83.9 million
Total	399,817	$71.52	145,770
_________________________
(1)Represents withholding of 254,047 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On June 21, 2022, our Board of Directors approved an increase to the share repurchase program of $300 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $9.9 million of the Company’s common stock under the program during the first quarter of fiscal 2026.
The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, the Company's total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the "consolidated net leverage ratio") is no greater than 5.00 to 1.00, and we are in pro forma compliance with the Financial Covenant. Furthermore, our Notes allow the Company to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as the Company’s consolidated total leverage ratio is not greater than 3.50 to 1.00 and the Company is not in default under the indenture governing the Notes.
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
10.1*+	Summary of Non-Employee Director Compensation Program Effective May 1, 2025, filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K, filed June 27, 2025.
10.2*
Credit Agreement, dated July 1, 2025, by and among the Company, Wells Fargo Bank, National Association as administrative agent, and other lender parties thereto, filed as Exhibit 10.1 to the Company's Form 8-K, filed July 2, 2025.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.
+    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 9, 2025
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)