Form 10-Q
period 2025-10-31
KORN FERRY
filed 2025-12-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 4, 2025 was 52,194,944 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025	April 30, 2025
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$761,579	$1,006,964
Marketable securities	39,509	36,388
Receivables due from clients, net of allowance for doubtful accounts of $43,418 and $40,461 at October 31, 2025 and April 30, 2025, respectively	607,303	565,255
Income taxes and other receivables	75,254	38,394
Unearned compensation	67,603	61,649
Prepaid expenses and other assets	54,989	41,488
Total current assets	1,606,237	1,750,138

Marketable securities, non-current	237,227	233,626
Property and equipment, net	176,506	173,610
Operating lease right-of-use assets, net	131,861	152,712
Cash surrender value of company-owned life insurance policies, net of loans	270,984	252,621
Deferred income taxes	127,324	144,560
Goodwill	948,284	948,832
Intangible assets, net	57,901	70,193
Unearned compensation, non-current	137,290	106,965
Investments and other assets	29,319	27,967
Total assets	$3,722,933	$3,861,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$53,032	$58,884
Income taxes payable	23,243	23,079
Compensation and benefits payable	355,256	530,473
Operating lease liability, current	32,996	38,573
Other accrued liabilities	284,722	304,589
Total current liabilities	749,249	955,598

Deferred compensation and other retirement plans	476,882	477,770
Operating lease liability, non-current	118,563	131,762
Long-term debt	398,145	397,736
Deferred tax liabilities	6,276	5,981
Other liabilities	24,033	20,238
Total liabilities	1,773,148	1,989,085

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 79,136 and 78,264 shares issued and 51,694 and 51,458 shares outstanding at October 31, 2025 and April 30, 2025, respectively	355,151	364,425
Retained earnings	1,675,964	1,588,274
Accumulated other comprehensive loss, net	(86,960)	(86,243)
Total Korn Ferry stockholders' equity	1,944,155	1,866,456
Noncontrolling interest	5,630	5,683
Total stockholders' equity	1,949,785	1,872,139
Total liabilities and stockholders' equity	$3,722,933	$3,861,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands, except per share data)
Fee revenue	$721,699	$674,365	$1,430,312	$1,349,311
Reimbursed out-of-pocket engagement expenses	8,101	7,595	15,031	15,410
Total revenue	729,800	681,960	1,445,343	1,364,721

Compensation and benefits	462,034	437,427	923,445	889,202
General and administrative expenses	50,250	64,541	114,124	124,540
Reimbursed expenses	8,101	7,595	15,031	15,410
Cost of services	79,087	64,657	156,281	132,201
Depreciation and amortization	31,573	19,688	54,259	39,266
Restructuring charges, net	—	576	—	576
Total operating expenses	631,045	594,484	1,263,140	1,201,195

Operating income	98,755	87,476	182,203	163,526
Other income, net	7,075	5,391	19,827	19,896
Interest expense, net	(5,763)	(5,626)	(9,279)	(9,571)
Income before provision for income taxes	100,067	87,241	192,751	173,851
Income tax provision	26,645	24,898	51,895	47,252
Net income	73,422	62,343	140,856	126,599
Net income attributable to noncontrolling interest	(1,023)	(1,543)	(1,821)	(3,195)
Net income attributable to Korn Ferry	$72,399	$60,800	$139,035	$123,404

Earnings per common share attributable to Korn Ferry:
Basic	$1.38	$1.16	$2.66	$2.34
Diluted	$1.36	$1.14	$2.61	$2.30

Weighted-average common shares outstanding:
Basic	51,745	51,957	51,606	51,953
Diluted	52,517	52,750	52,557	52,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Net income	$73,422	$62,343	$140,856	$126,599

Other comprehensive income:
Foreign currency translation adjustments	946	4,172	(346)	6,451
Deferred compensation and pension plan adjustments, net of tax	(11)	(97)	(25)	(147)
Net unrealized gain (loss) on marketable securities, net of tax	46	30	(12)	94
Comprehensive income	74,403	66,448	140,473	132,997
Less: comprehensive income attributable to noncontrolling interest	(1,113)	(1,289)	(2,155)	(2,423)
Comprehensive income attributable to Korn Ferry	$73,290	$65,159	$138,318	$130,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2025	51,458	$364,425	$1,588,274	$(86,243)	$1,866,456	$5,683	$1,872,139
Net income	—	—	66,636	—	66,636	798	67,434
Other comprehensive (loss) income	—	—	—	(1,608)	(1,608)	244	(1,364)
Dividends paid to stockholders	—	—	(26,209)	—	(26,209)	—	(26,209)
Purchase of stock	(400)	(28,597)	—	—	(28,597)	—	(28,597)
Issuance of stock	712	4,620	—	—	4,620	—	4,620
Stock-based compensation	—	10,790	—	—	10,790	—	10,790
Balance as of July 31, 2025	51,770	351,238	1,628,701	(87,851)	1,892,088	6,725	1,898,813
Net income	—	—	72,399	—	72,399	1,023	73,422
Other comprehensive income	—	—	—	891	891	90	981
Dividends paid to stockholders	—	—	(25,136)	—	(25,136)	—	(25,136)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,208)	(2,208)
Purchase of stock	(119)	(8,390)	—	—	(8,390)	—	(8,390)
Issuance of stock	43	—	—	—	—	—	—
Stock-based compensation	—	12,303	—	—	12,303	—	12,303
Balance as of October 31, 2025	51,694	$355,151	$1,675,964	$(86,960)	$1,944,155	$5,630	$1,949,785

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to stockholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	390,053	1,468,648	(104,860)	1,753,841	5,401	1,759,242
Net income	—	—	60,800	—	60,800	1,543	62,343
Other comprehensive income (loss)	—	—	—	4,359	4,359	(254)	4,105
Dividends paid to stockholders	—	—	(19,462)	—	(19,462)	—	(19,462)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,570)	(1,570)
Purchase of stock	(461)	(32,944)	—	—	(32,944)	—	(32,944)
Issuance of stock	55	—	—	—	—	—	—
Stock-based compensation	—	11,151	—	—	11,151	—	11,151
Balance as of October 31, 2024	51,748	$368,260	$1,509,986	$(100,501)	$1,777,745	$5,120	$1,782,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended October 31,
	2025	2024

	(in thousands)
Cash flows from operating activities:
Net income	$140,856	$126,599
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	54,259	39,266
Stock-based compensation expense	23,535	22,163
Provision for doubtful accounts	9,185	8,427
Gain on modification of office lease	(13,907)	—
Gain on marketable securities	(18,985)	(18,922)
Deferred income taxes	17,976	15,273
Gain on cash surrender value of life insurance policies	(5,070)	(4,789)
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(208,287)	(214,832)
Receivables due from clients	(51,233)	(47,109)
Deferred compensation	9,646	21,017
Unearned compensation	(36,279)	(27,368)
Income taxes and other receivables	(24,303)	(14,078)
Income taxes payable	(289)	(12,471)
Prepaid expenses and other assets	(13,501)	1,511
Other	445	126
Net cash used in operating activities	(115,952)	(105,187)
Cash flows from investing activities:
Purchase of property and equipment	(43,352)	(24,807)
Proceeds from sales/maturities of marketable securities	32,458	25,301
Purchase of marketable securities	(20,017)	(23,892)
Premium on company-owned life insurance policies	(13,512)	(13,514)
Proceeds from life insurance policies	2,488	612
Dividends received from unconsolidated subsidiaries	—	40
Net cash used in investing activities	(41,935)	(36,260)
Cash flows from financing activities:
Repurchases of common stock	(18,351)	(56,153)
Dividends paid to shareholders	(51,345)	(39,262)
Payments of tax withholdings on restricted stock	(19,041)	(16,984)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	4,158	4,248
Dividends - noncontrolling interest	(2,208)	(1,570)
Principal payments on finance leases	(989)	(815)
Payments on life insurance policy loans	—	(519)
Net cash used in financing activities	(87,776)	(111,055)
Effect of exchange rate changes on cash and cash equivalents	278	6,347
Net decrease in cash and cash equivalents	(245,385)	(246,155)
Cash and cash equivalents at beginning of period	1,006,964	941,005
Cash and cash equivalents at end of the period	$761,579	$694,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025
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
October 31, 2025 (continued)
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
October 31, 2025 (continued)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of October 31, 2025 and April 30, 2025, the Company’s investments in cash equivalents consisted of money market funds and as of April 30, 2025 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and six months ended October 31, 2025 and 2024, no amount was recognized as a credit loss for the Company’s available for sale debt securities.
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
October 31, 2025 (continued)
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of October 31, 2025 and April 30, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative test performed as of February 1, 2025, indicated that the fair value of each of the reporting units exceeded its carrying value and no indicators of impairment were identified. As a result, no impairment charge was recognized. As of October 31, 2025 and April 30, 2025, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of October 31, 2025 and April 30, 2025.
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
October 31, 2025 (continued)
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
In September 2025, the Financial Accounting Standards Board issued an amendment to the accounting update for internal-use software. The new amendment removes all references to prescriptive and sequential software development stages and requires the Company to start capitalizing software costs when 1.) management has authorized and committed to funding the software project and 2.) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting guidance on the condensed consolidated financial statements.
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$72,399	$60,800	$139,035	$123,404
Less: distributed and undistributed earnings to nonvested restricted stockholders	876	766	1,729	1,770
Basic net earnings attributable to common stockholders	71,523	60,034	137,306	121,634
Add: undistributed earnings to nonvested restricted stockholders	574	518	1,042	1,174
Less: reallocation of undistributed earnings to nonvested restricted stockholders	565	510	1,024	1,154
Diluted net earnings attributable to common stockholders	$71,532	$60,042	$137,324	$121,654

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,745	51,957	51,606	51,953
Effect of dilutive securities:
Restricted stock	766	790	943	909
Employee Stock Purchase Plan ("ESPP")	6	3	8	2
Diluted weighted-average number of common shares outstanding	52,517	52,750	52,557	52,864

Net earnings per common share:
Basic earnings per share	$1.38	$1.16	$2.66	$2.34
Diluted earnings per share	$1.36	$1.14	$2.61	$2.30

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
During the three and six months ended October 31, 2025, restricted stock awards of 0.6 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2024, restricted stock awards of 0.7 million shares and 0.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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
The components of accumulated other comprehensive loss, net were as follows:

	October 31, 2025	April 30, 2025

	(in thousands)
Foreign currency translation adjustments	$(94,584)	$(93,904)
Deferred compensation and pension plan adjustments, net of tax	7,579	7,604
Marketable securities unrealized gain, net of tax	45	57
Accumulated other comprehensive loss, net	$(86,960)	$(86,243)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended October 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized (Losses) Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of July 31, 2025	$(95,440)	$7,590	$(1)	$(87,851)
Unrealized gains arising during the period	856	—	46	902
Reclassification of realized net gains to net income	—	(11)	—	(11)
Balance as of October 31, 2025	$(94,584)	$7,579	$45	$(86,960)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the six months ended October 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2025	$(93,904)	$7,604	$57	$(86,243)
Unrealized losses arising during the period	(680)	—	(12)	(692)
Reclassification of realized net gains to net income	—	(25)	—	(25)
Balance as of October 31, 2025	$(94,584)	$7,579	$45	$(86,960)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
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

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Restricted stock	$12,303	$11,151	$23,093	$21,712
ESPP	223	229	442	451
Total stock-based compensation expense	$12,526	$11,380	$23,535	$22,163
Common Stock
During the three and six months ended October 31, 2025, the Company repurchased (on the open market or through privately negotiated transactions) 114,677 shares and 260,447 shares of the Company’s common stock for $8.1 million and $17.9 million, respectively. During the three and six months ended October 31, 2024, the Company repurchased (on the open market or through privately negotiated transactions) 456,250 shares and 807,500 shares of the Company's common stock for $32.6 million and $56.1 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Cash dividends declared per share	$0.48	$0.37	$0.96	$0.74
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2025 and April 30, 2025:

	October 31, 2025
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Other Accrued Liabilities

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Commercial paper	$1,967	$—	$—	$1,967	$—	$1,967	$—	$—
Corporate notes/bonds	37,147	68	(11)	37,204	—	22,900	14,304	—
U.S. Treasury and Agency Securities	2,402	3	(1)	2,404	—	—	2,404	—
Total debt investments	$41,516	$71	$(12)	$41,575	$—	$24,867	$16,708	$—
Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$235,161	$—	$14,642	$220,519	$—
Total equity investments				$235,161	$—	$14,642	$220,519	$—
Cash				$598,067	$598,067	$—	$—	$—
Money market funds				163,512	163,512	—	—	—
Level 2:
Foreign currency forward contracts				(700)	—	—	—	(700)
Total				$1,037,615	$761,579	$39,509	$237,227	$(700)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $217.7 million and $205.3 million as of October 31, 2025 and April 30, 2025, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $18.3 million and $19.5 million as of October 31, 2025 and April 30, 2025, respectively. During the three and six months ended October 31, 2025, the fair value of the investments increased; therefore, the Company recognized a gain of $6.7 million and $19.0 million, respectively, which was recorded in other income, net. During the three and six months ended October 31, 2024, the fair value of the investments increased; therefore, the Company recognized a gain of $4.7 million and $18.9 million, respectively, which was recorded in other income, net.

As of October 31, 2025, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 24 months. During the three and six months ended October 31, 2025, there were $6.6 million and $15.4 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and six months ended October 31, 2024, there were $9.9 million and $16.8 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of October 31, 2025 and April 30, 2025, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of October 31, 2025 and 2024 were $13.6 million and $14.6 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2025	April 30, 2025

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$97	$2,486
Derivative liabilities:
Foreign currency forward contracts	$797	$1,595
As of October 31, 2025, the total notional amounts of the forward contracts purchased and sold were $83.4 million and $24.4 million, respectively. As of April 30, 2025, the total notional amounts of the forward contracts purchased and sold were $74.7 million and $42.6 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three and six months ended October 31, 2025, the Company incurred losses of $1.6 million and $2.7 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. During the three and six months ended October 31, 2024, the Company incurred losses of $0.2 million and $0.3 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency losses related to forward contracts offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Service cost	$12,790	$11,825	$24,463	$22,480
Interest cost	3,939	4,513	7,823	8,964
Amortization of actuarial loss	127	32	254	64
Expected return on plan assets (1)	(278)	(266)	(556)	(532)
Net periodic service credit amortization	(101)	(102)	(202)	(203)
Net periodic benefit costs (2)	$16,477	$16,002	$31,782	$30,773
___________________

(1)	The expected long-term rate of return on plan assets was 6.25% and 6.00% for October 31, 2025 and 2024, respectively.
(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $343.8 million and $325.5 million as of October 31, 2025 and April 30, 2025, respectively, was offset by outstanding policy loans of $72.8 million in the accompanying condensed consolidated balance sheets as of both October 31, 2025 and April 30, 2025. The CSV value of the underlying COLI investments increased by $2.5 million and $5.1 million during the three and six months ended October 31, 2025, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income. The CSV value of the underlying COLI investment increased by $2.5 million and $4.8 million during the three and six months ended October 31, 2024, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2025, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $6.4 million and $18.4 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $6.7 million and $19.0 million during the three and six months ended October 31, 2025, recorded in other income, net on the condensed consolidated statements of income. During the three and six months ended October 31, 2024, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $4.7 million and $18.2 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $4.7 million and $18.9 million during the three and six months ended October 31, 2024, recorded in other income, net on the condensed consolidated statements of income (see Note 5—Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025

	(in thousands)
Contract assets-unbilled receivables	$131,212	$113,743
Contract liabilities-deferred revenue	$220,899	$245,379
During the six months ended October 31, 2025, the Company recognized revenue of $164.0 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of October 31, 2025, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,291.0 million. Of the $1,291.0 million of remaining performance obligations, the Company expects to recognize approximately $333.8 million in the remainder of fiscal 2026, $496.1 million in fiscal 2027, $269.6 million in fiscal 2028 and the remaining $191.5 million in fiscal 2029 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company's contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by Solution area and further by region for Executive Search. This information is presented in Note 10—Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$234,045	32.4%	$208,012	30.9%
Financial Services	135,915	18.8	126,110	18.7
Life Sciences/Healthcare	119,114	16.5	112,598	16.7
Technology	104,473	14.5	96,017	14.2
Consumer Goods	84,953	11.8	88,498	13.1
Education/Non–Profit/General	43,199	6.0	43,130	6.4
Fee Revenue	$721,699	100.0%	$674,365	100.0%

	Six Months Ended October 31,
	2025		2024
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$452,883	31.7%	$406,784	30.1%
Financial Services	272,354	19.0	251,247	18.6
Life Sciences/Healthcare	236,558	16.5	231,588	17.2
Technology	209,805	14.7	193,937	14.4
Consumer Goods	169,334	11.8	173,645	12.9
Education/Non–Profit/General	89,378	6.3	92,110	6.8
Fee Revenue	$1,430,312	100.0%	$1,349,311	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company’s trade receivables is as follows:

(in thousands)
Balance at April 30, 2025	$40,461
Provision for credit losses	9,185
Write-offs	(6,533)
Recoveries of amounts previously written off	52
Foreign currency translation	253
Balance at October 31, 2025	$43,418
The fair value and unrealized losses on available for sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as October 31, 2025 and April 30, 2025, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at October 31, 2025
Corporate notes/bonds	$8,213	$9	$2,095	$2	$—	$4,927	$5,381
U.S. Treasury and Agency Securities	$799	$1	$—	$—	$—	$—	$799
Balance at April 30, 2025
Commercial paper	$3,841	$1	$—	$—	$500	$3,341	$—
Corporate notes/bonds	$7,803	$10	$—	$—	$—	$4,630	$3,173
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the creditworthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was $26.6 million and $51.9 million in the three and six months ended October 31, 2025, with an effective tax rate of 26.6% and 26.9%, respectively, compared to $24.9 million and $47.3 million in the three and six months ended October 31, 2024, with an effective tax rate of 28.5% and 27.2%, respectively. The Company's effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in the Company's fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. The Company has reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of October 31, 2025. The Act did not materially impact the Company's effective tax rate.
10. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search APAC, Executive Search Latin America, Professional Search & Interim and RPO.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
The Company's chief executive officer is the Company’s chief operating decision maker (“CODM”), who evaluates performance and allocates resources based on the review of the Company's 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset, gain on modification of office lease and other impairment charges). The CODM is not provided asset information by reportable segment, because asset information is not used for purposes of evaluating segment performance or allocating resources among segments.
Financial highlights by reportable segments are as follows:

	Three Months Ended October 31, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$172,841	$91,029	$142,105	$51,900	$24,131	$7,815	$141,099	$90,779	$—	$721,699
Total revenue	$175,930	$91,237	$143,566	$52,212	$24,264	$7,819	$142,505	$92,267	$—	$729,800

Less
Compensation and benefits(1)	$118,494	$45,133	$96,689	$38,684	$16,549	$5,225	$50,806	$68,387	$20,742
General and administrative expenses(2)	13,303	10,467	7,142	4,358	2,204	937	4,785	4,781	16,180
Cost of services	11,710	7,165	907	160	171	34	55,587	3,353	—
Other segment items(3)	2,159	(260)	(3,126)	239	21	(111)	1,126	1,526	(548)
Segment Adjusted EBITDA	30,264	28,732	41,954	8,771	5,319	1,734	30,201	14,220	(36,374)	124,821

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										31,573
Gain on modification of office lease										(13,907)
Interest expense, net										5,763
Integration/acquisition costs										1,325
Income tax provision										26,645
Net income attributable to noncontrolling interest										1,023
Net income attributable to Korn Ferry										$72,399
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes Gain on modification of office lease as it is excluded from adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)

	Three Months Ended October 31, 2024
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$166,771	$92,893	$129,891	$46,788	$21,464	$7,856	$121,107	$87,595	$—	$674,365
Total revenue	$169,384	$93,038	$131,419	$47,132	$21,540	$7,859	$121,988	$89,600	$—	$681,960

Less
Compensation and benefits(1)	$113,754	$45,632	$86,800	$35,068	$15,675	$4,811	$48,422	$67,688	$18,247
General and administrative expenses(2)	13,506	10,404	8,284	4,194	1,421	666	4,038	4,550	14,912
Cost of services	11,162	8,061	1,093	120	54	89	41,591	2,487	—
Other segment items(3)	1,856	(247)	(1,665)	263	(42)	(259)	734	1,976	(412)
Segment Adjusted EBITDA	29,106	29,188	36,907	7,487	4,432	2,552	27,203	12,899	(32,747)	117,027

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										19,688
Restructuring charges, net										576
Interest expense, net										5,626
Integration/acquisition costs										3,896
Income tax provision										24,898
Net income attributable to noncontrolling interest										1,543
Net income attributable to Korn Ferry										$60,800
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)

	Six Months Ended October 31, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$342,803	$180,227	$281,759	$105,681	$48,832	$13,932	$275,000	$182,078	$—	$1,430,312
Total revenue	$348,629	$180,482	$284,781	$106,293	$49,103	$13,958	$277,646	$184,451	$—	$1,445,343

Less
Compensation and benefits(1)	$235,683	$89,638	$196,178	$78,870	$33,660	$8,956	$99,389	$137,730	$40,508
General and administrative expenses(2)	26,285	20,441	14,092	8,778	4,300	1,869	9,911	9,228	33,127
Cost of services	24,117	15,038	1,767	289	338	94	108,084	6,554	—
Other segment items(3)	3,471	(974)	(10,450)	442	(49)	(235)	2,034	2,377	(1,412)
Segment Adjusted EBITDA	59,073	56,339	83,194	17,914	10,854	3,274	58,228	28,562	(72,223)	245,215

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										54,259
Gain on modification of office lease										(13,907)
Interest expense, net										9,279
Integration/acquisition costs										2,833
Income tax provision										51,895
Net income attributable to noncontrolling interest										1,821
Net income attributable to Korn Ferry										$139,035
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes Gain on modification of office lease as it is excluded from adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)

	Six Months Ended October 31, 2024
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$334,641	$181,073	$264,643	$92,769	$42,043	$15,179	$242,848	$176,115	$—	$1,349,311
Total revenue	$340,151	$181,249	$267,506	$93,408	$42,244	$15,185	$244,718	$180,260	$—	$1,364,721

Less
Compensation and benefits(1)	$228,418	$90,906	$187,991	$69,654	$30,067	$9,227	$96,558	$136,336	$37,639
General and administrative expenses(2)	26,366	19,539	15,930	8,305	3,579	829	9,251	9,215	28,960
Cost of services	23,679	15,969	2,152	220	208	143	84,646	5,184	—
Other segment items(3)	3,288	(976)	(10,572)	477	(260)	(364)	1,354	4,132	(1,565)
Segment Adjusted EBITDA	58,400	55,811	72,005	14,752	8,650	5,350	52,909	25,393	(65,034)	228,236

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										39,266
Restructuring charges, net										576
Interest expense, net										9,571
Integration/acquisition costs										4,972
Income tax provision										47,252
Net income attributable to noncontrolling interest										3,195
Net income attributable to Korn Ferry										$123,404
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.
Depreciation and amortization by reportable segments are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Consulting	$3,514	$4,120	$7,159	$8,336
Digital	20,620	8,455	32,208	16,555
Executive Search:
North America	358	345	723	760
EMEA	511	461	1,067	954
Asia Pacific	237	233	478	449
Latin America	313	240	580	496
Professional Search & Interim	2,923	2,916	5,898	5,969
RPO	1,000	830	1,964	1,607
Corporate	2,097	2,088	4,182	4,140
Total depreciation and amortization	$31,573	$19,688	$54,259	$39,266

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, net at amortized cost, consisted of the following:

In thousands	October 31, 2025	April 30, 2025
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(1,855)	(2,264)
Long-term borrowings, net of unamortized discount and debt issuance costs	$398,145	$397,736
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
On July 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility and other revolving commitments, as specified in the Credit Agreement (the “Facility”). The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and the Company repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. Since the borrowing capacity under the new arrangement increased, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new arrangement.
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
As of October 31, 2025 and April 30, 2025, there were no borrowings outstanding under the Facility or Prior Facility, respectively, and the Company was in compliance with its debt covenants. The unamortized debt issuance costs associated with the Credit Agreement were $4.0 million as of October 31, 2025 and $2.2 million under the Prior Credit Agreement as of April 30, 2025. The Company had a total of $845.6 million available under the Facility after $4.4 million of standby letters of credit were issued as of October 31, 2025. The Company had $645.6 million available under the Prior Credit Agreement after $4.4 million of standby letters of credit were issued as of April 30, 2025. The Company had a total of $13.9 million and $13.1 million of standby letters with other financial institutions as of October 31, 2025 and April 30, 2025, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. During the three and six months ended October 31, 2025, at the request of a landlord, the Company modified an office lease to shorten the lease term and in return the landlord agreed to pay the Company a fixed cash incentive. As a result of the office lease modification the Company recorded a $13.9 million gain during the three and six months ended October 31, 2025 included in general and administrative expenses in the accompanying condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

	(in thousands)
Finance lease cost
Amortization of ROU assets	$437	$362	$836	$741
Interest on lease liabilities	51	45	95	94
	488	407	931	835
Operating lease cost	12,334	12,096	24,719	24,091
Short-term lease cost	210	202	431	428
Variable lease cost	2,891	3,027	5,498	5,368
Gain on modification of office lease	(13,907)	—	(13,907)	—
Sublease income	(1,545)	(1,206)	(3,178)	(2,359)
Total lease cost	$471	$14,526	$14,494	$28,363
.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,835	$24,597
Financing cash flows from finance leases	$989	$815

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,690	$18,565
Finance leases	$1,581	$217
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2026 (excluding the six months ended October 31, 2025)	$21,484	$947
2027	33,202	1,560
2028	27,620	1,246
2029	21,303	276
2030	16,037	102
Thereafter	72,049	9
Total lease payments	191,695	4,140
Less: imputed interest	40,136	277
Total	$151,559	$3,863

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025 (continued)
13. Subsequent Events
Quarterly Dividend Declaration
On December 8, 2025, the Board of Directors of the Company declared a cash dividend of $0.48 per share with a payment date of January 15, 2026 to holders of the Company’s common stock of record at the close of business on December 19, 2025. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke, or suspend the dividend policy at any time and for any reason.

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
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s full portfolio—enabling consistent delivery, deep understanding of client priorities, and early access to new offerings. As of October 31, 2025, our 350 Marquee and Diamond accounts represented approximately 39% of consolidated fee revenue—more than double their contribution at the Program’s inception.
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
Q2 FY'26 Performance Highlights

•Fee revenue in Q2 FY'26 was $721.7 million, a year-over-year increase of 7%.
•Fee revenue grew 10% and 17% year-over-year in Executive Search and Professional Search & Interim, respectively.
•Net income attributable to Korn Ferry was $72.4 million, an increase of 19.0% year-over-year, with a margin of 10.0%, an increase of 100bps year-over-year.
•Adjusted EBITDA was $124.8 million, an increase of 7.0% year-over-year, with a margin of 17.3%, essentially flat year-over-year.
•Diluted earnings per share was $1.36 in Q2 FY'26, up 19% compared to the year-ago quarter.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset, gain on modification of office lease and other impairments charges). For the three months ended October 31, 2025, Adjusted EBITDA excluded $1.3 million of integration/acquisition costs and $13.9 million from a gain on modification of office lease. For the six months ended October 31, 2025, Adjusted EBITDA excluded $2.8 million of integration/acquisition costs and $13.9 million of gain on the modification of an office lease. For the three months ended October 31, 2024, Adjusted EBITDA excluded $0.6 million of restructuring charges, net, and $3.9 million of integration/acquisition costs. For the six months ended October 31, 2024, Adjusted EBITDA excluded $0.6 million of restructuring charges, net, and $5.0 million of integration/acquisition costs.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	1.1	1.1	1.1
Total revenue	101.1	101.1	101.1	101.1
Compensation and benefits	64.0	64.9	64.6	65.9
General and administrative expenses	7.0	9.6	8.0	9.2
Reimbursed expenses	1.1	1.1	1.1	1.1
Cost of services	11.0	9.6	10.9	9.8
Depreciation and amortization	4.4	2.9	3.8	2.9
Restructuring charges, net	—	0.1	—	—
Other income, net	1.0	0.8	1.4	1.5
Interest expense, net	0.8	0.9	0.6	0.7
Income tax provision	3.7	3.7	3.6	3.5
Net income	10.1%	9.2%	9.8%	9.4%
Net income attributable to Korn Ferry	10.0%	9.0%	9.7%	9.1%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2025		2024		2025		2024
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$172,841	23.9%	$166,771	24.7%	$342,803	24.0%	$334,641	24.8%
Digital	91,029	12.6	92,893	13.8	180,227	12.6	181,073	13.4
Executive Search:
North America	142,105	19.7	129,891	19.2	281,759	19.7	264,643	19.6
EMEA	51,900	7.2	46,788	6.9	105,681	7.4	92,769	6.9
Asia Pacific	24,131	3.3	21,464	3.2	48,832	3.4	42,043	3.1
Latin America	7,815	1.1	7,856	1.2	13,932	1.0	15,179	1.1
Total Executive Search	225,951	31.3	205,999	30.5	450,204	31.5	414,634	30.7
Professional Search & Interim	141,099	19.6	121,107	18.0	275,000	19.2	242,848	18.0
RPO	90,779	12.6	87,595	13.0	182,078	12.7	176,115	13.1
Total fee revenue	721,699	100.0%	674,365	100.0%	1,430,312	100.0%	1,349,311	100.0%
Reimbursed out-of-pocket engagement expense	8,101		7,595		15,031		15,410
Total revenue	$729,800		$681,960		$1,445,343		$1,364,721

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

	Three Months Ended October 31,
	2025		2024

	Consolidated
	(dollar in thousands)
Fee revenue	$721,699	100.0%	$674,365	100.0%
Total revenue	$729,800	101.1%	$681,960	101.1%

Net income attributable to Korn Ferry	$72,399	10.0%	$60,800	9.0%
Net income attributable to noncontrolling interest	1,023	0.1	1,543	0.2
Interest expense, net	5,763	0.8	5,626	0.9
Income tax provision	26,645	3.7	24,898	3.7
Depreciation and amortization	31,573	4.4	19,688	2.9
Integration/acquisition costs	1,325	0.2	3,896	0.6
Gain on modification of office lease	(13,907)	(1.9)	—	—
Restructuring charges, net	—	—	576	0.1
Adjusted EBITDA	$124,821	17.3%	$117,027	17.4%

	Six Months Ended October 31,
	2025		2024

	Consolidated
	(dollar in thousands)
Fee revenue	$1,430,312	100.0%	$1,349,311	100.0%
Total revenue	$1,445,343	101.1%	$1,364,721	101.1%

Net income attributable to Korn Ferry	$139,035	9.7%	$123,404	9.1%
Net income attributable to noncontrolling interest	1,821	0.1	3,195	0.3
Interest expense, net	9,279	0.7	9,571	0.7
Income tax provision	51,895	3.6	47,252	3.5
Depreciation and amortization	54,259	3.8	39,266	2.9
Integration/acquisition costs	2,833	0.2	4,972	0.4
Gain on modification of office lease	(13,907)	(1.0)	—	—
Restructuring charges, net	—	—	576	—
Adjusted EBITDA	$245,215	17.1%	$228,236	16.9%

	Three Months Ended October 31,
	2025				2024

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$72,399	10.0%			$60,800	9.0%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$172,841	$175,930	$30,264	17.5%	$166,771	$169,384	$29,106	17.5%
Digital	91,029	91,237	28,732	31.6%	92,893	93,038	29,188	31.4%
Executive Search:
North America	142,105	143,566	41,954	29.5%	129,891	131,419	36,907	28.4%
EMEA	51,900	52,212	8,771	16.9%	46,788	47,132	7,487	16.0%
Asia Pacific	24,131	24,264	5,319	22.0%	21,464	21,540	4,432	20.6%
Latin America	7,815	7,819	1,734	22.2%	7,856	7,859	2,552	32.5%
Total Executive Search	225,951	227,861	57,778	25.6%	205,999	207,950	51,378	24.9%
Professional Search & Interim	141,099	142,505	30,201	21.4%	121,107	121,988	27,203	22.5%
RPO	90,779	92,267	14,220	15.7%	87,595	89,600	12,899	14.7%
Corporate	—	—	(36,374)		—	—	(32,747)
Consolidated	$721,699	$729,800	$124,821	17.3%	$674,365	$681,960	$117,027	17.4%

	Six Months Ended October 31,
	2025				2024

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$139,035	9.7%			$123,404	9.1%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$342,803	$348,629	$59,073	17.2%	$334,641	$340,151	$58,400	17.5%
Digital	180,227	180,482	56,339	31.3%	181,073	181,249	55,811	30.8%
Executive Search:
North America	281,759	284,781	83,194	29.5%	264,643	267,506	72,005	27.2%
EMEA	105,681	106,293	17,914	17.0%	92,769	93,408	14,752	15.9%
Asia Pacific	48,832	49,103	10,854	22.2%	42,043	42,244	8,650	20.6%
Latin America	13,932	13,958	3,274	23.5%	15,179	15,185	5,350	35.2%
Total Executive Search	450,204	454,135	115,236	25.6%	414,634	418,343	100,757	24.3%
Professional Search & Interim	275,000	277,646	58,228	21.2%	242,848	244,718	52,909	21.8%
RPO	182,078	184,451	28,562	15.7%	176,115	180,260	25,393	14.4%
Corporate	—	—	(72,223)		—	—	(65,034)
Consolidated	$1,430,312	$1,445,343	$245,215	17.1%	$1,349,311	$1,364,721	$228,236	16.9%
Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024
Fee Revenue
Fee Revenue. Fee revenue was $721.7 million, an increase of $47.3 million, or 7%, in the three months ended October 31, 2025 compared to $674.4 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $5.1 million, or 1%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily due to higher fee revenues in Professional Search & Interim, Consulting, Executive Search North America and Executive Search EMEA.
Consulting. Consulting reported fee revenue of $172.8 million, an increase of $6.0 million, or 4%, in the three months ended October 31, 2025 compared to $166.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.3 million, or 1%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in fee revenue was primarily driven by a 10% increase in average bill rates in the three months ended October 31, 2025 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $91.0 million, a decrease of $1.9 million, or 2%, in the three months ended October 31, 2025, compared to $92.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.3 million, or 1%, in the three months ended October 31, 2025 compared to the year-ago quarter. The decrease in fee revenue was primarily driven by a decrease in demand for leadership and development offerings, partially offset by increases in demand for organizational strategy, total rewards and assessment & succession offerings.
Executive Search North America. Executive Search North America reported fee revenue of $142.1 million, an increase of $12.2 million, or 9%, in the three months ended October 31, 2025 compared to $129.9 million in the year-ago quarter. North America’s fee revenue increased primarily due to a 5% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 4% increase in the number of engagements billed during the three months ended October 31, 2025 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $51.9 million, an increase of $5.1 million, or 11%, in the three months ended October 31, 2025 compared to $46.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.9 million, or 4%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in fee revenue was due to a 10% increase in the number of engagements billed, partially offset by a 3% decrease in weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $24.1 million, an increase of $2.6 million, or 12%, in the three months ended October 31, 2025 compared to $21.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million, or 2%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in fee revenue was due to a 9% increase in the number of engagements billed and a 5% increase in weighted-average fee billed per engagement (calculated using local currency) during the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.8 million in the three months ended October 31, 2025, essentially flat compared to $7.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.3 million, or 4%, in the three months ended October 31, 2025 compared to the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $141.1 million, an increase of $20.0 million, or 17%, in the three months ended October 31, 2025 compared to $121.1 million in the year-ago quarter. The increase in fee revenue was primarily due to an increase in interim fee revenue of $16.6 million associated with the acquisition of Trilogy International effective November 1, 2024.
RPO. RPO reported fee revenue of $90.8 million in the three months ended October 31, 2025, an increase of $3.2 million, or 4%, in the three months ended October 31, 2025 compared to $87.6 million in the year-ago quarter. The increase in fee revenue was primarily due to new logo clients in North America.
Compensation and Benefits
Compensation and benefits expense increased by $24.6 million, or 6%, to $462.0 million in the three months ended October 31, 2025 from $437.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $3.8 million, or 1%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $15.2 million in performance-related bonus expense due to a higher fee revenue in the three months ended October 31, 2025 compared to the year-ago quarter. Also contributing to the increase were higher salaries and related payroll taxes of $4.7 million, and an increase in deferred compensation expense of $3.5 million due to an increase in the fair value of participants' accounts in the three months ended October 31, 2025 compared to the year-ago quarter.
Consulting compensation and benefits expense increased by $4.7 million, or 4%, to $118.5 million in the three months ended October 31, 2025 from $113.8 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $1.2 million, or 1%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $7.8 million in performance-related bonus expense, partially offset by lower salaries and related payroll taxes of $1.5 million and a decrease in severance-related expenses of $1.2 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Digital compensation and benefits expense decreased by $0.5 million, or 1%, to $45.1 million in the three months ended October 31, 2025 compared to $45.6 million in the year-ago quarter.
Executive Search North America compensation and benefits expense increased by $9.9 million, or 11%, to $96.7 million in the three months ended October 31, 2025 compared to $86.8 million in the year-ago quarter. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $8.3 million and an increase in deferred compensation expense of $2.0 million due to an increase in the fair value of participants' accounts in the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search EMEA compensation and benefits expense increased by $3.6 million, or 10%, to $38.7 million in the three months ended October 31, 2025 compared to $35.1 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $1.5 million, or 4%, in the three months ended October 31, 2025 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $3.0 million in performance-related bonus expense in the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense increased by $0.8 million, or 5%, to $16.5 million in the three months ended October 31, 2025 compared to $15.7 million in the year-ago quarter.
Executive Search Latin America compensation and benefits expense increased by $0.4 million, or 8%, to $5.2 million in the three months ended October 31, 2025 compared to $4.8 million in the year-ago quarter.

Professional Search & Interim compensation and benefits expense increased by $2.3 million, or 5%, to $52.1 million in the three months ended October 31, 2025 from $49.8 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $2.6 million in the three months ended October 31, 2025 compared to the year-ago quarter. Additionally, there were increases of $1.3 million and $1.1 million in severance-related expenses and commission expense, respectively. These increases were partially offset by a decrease of $3.3 million in performance-related bonus expense in the three months ended October 31, 2025 compared to the year-ago quarter.
RPO compensation and benefits expense increased by $0.7 million, or 1%, to $68.4 million in the three months ended October 31, 2025 compared to $67.7 million in the year-ago quarter.
Corporate compensation and benefits expense increased by $2.5 million, or 14%, to $20.7 million in the three months ended October 31, 2025 from $18.2 million in the year-ago quarter. The increase was primarily due to increases of $1.1 million, $0.4 million, and $0.2 million in restricted stock compensation expense, salaries and related payroll taxes, and severance-related expenses, respectively, in the three months ended October 31, 2025 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses decreased by $14.2 million, or 22%, to $50.3 million in the three months ended October 31, 2025 from $64.5 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $13.9 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Consulting general and administrative expenses decreased by $4.3 million, or 32%, to $9.2 million in the three months ended October 31, 2025 compared to $13.5 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $4.1 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Digital general and administrative expenses decreased by $2.0 million, or 19%, to $8.4 million in the three months ended October 31, 2025 from $10.4 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $2.0 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search North America general and administrative expenses decreased by $1.2 million, or 14%, to $7.1 million in the three months ended October 31, 2025 compared to $8.3 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to decreases of $0.7 million and $0.4 million in legal and other professional fees, and premise and office expense, respectively, in the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search EMEA general and administrative expenses decreased by $3.5 million, or 83%, to $0.7 million in the three months ended October 31, 2025 compared to $4.2 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $3.7 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Executive Search Asia Pacific general and administrative expenses increased by $0.8 million, or 57%, to $2.2 million in the three months ended October 31, 2025 compared to $1.4 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses were $0.9 million in the three months ended October 31, 2025 compared to $0.7 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $2.0 million, or 49%, to $2.1 million in the three months ended October 31, 2025 compared to $4.1 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $2.6 million, partially offset by an increase of $0.3 million in bad debt expense in the three months ended October 31, 2025 compared to the year-ago quarter.
RPO general and administrative expenses decreased by $1.2 million, or 27%, to $3.3 million in the three months ended October 31, 2025 compared to $4.5 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $1.5 million in the three months ended October 31, 2025 compared to the year-ago quarter.
Corporate general and administrative expenses decreased by $1.2 million, or 7%, to $16.2 million in the three months ended October 31, 2025 compared to $17.4 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to a decrease in integration and acquisition cost of $2.5 million, partially offset by the impact of foreign currency, with a foreign currency loss of $0.5 million in the three months ended October 31, 2025 compared to a foreign currency gain of $0.2 million in the year-ago quarter. Further offsetting the decrease were increases in marketing and business development expenses of $0.6 million in the three months ended October 31, 2025 compared to the year-ago quarter.

Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $14.4 million, or 22%, to $79.1 million in the three months ended October 31, 2025 compared to $64.7 million in the year-ago quarter. Professional Search & Interim accounted for $14.0 million of the increase due to an increase in fee revenue in the segment as a significant amount of interim services they perform have a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $11.9 million, or 60%, to $31.6 million in the three months ended October 31, 2025 compared to $19.7 million in the year-ago quarter. The increase was primarily due to the accelerated depreciation associated with the decision to sunset our Digital platform with the replacement of our Korn Ferry Talent Suite, which was introduced in the third quarter of fiscal 2026.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a restructuring plan to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. During the three months ended October 31, 2024, we recorded an adjustment to the previously recorded restructuring accruals of $0.6 million. There were no restructuring charges during the three months ended October 31, 2025.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $11.6 million, or 19%, to $72.4 million in the three months ended October 31, 2025 as compared to $60.8 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $47.3 million and a $13.9 million gain from the modification of an office lease recorded during the three months ended October 31, 2025, partially offset by increases in compensation and benefits expense of $24.6 million, cost of services expense of $14.4 million, and depreciation and amortization expenses of $11.9 million in the three months ended October 31, 2025 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 10% and 9% in the three months ended October 31, 2025 and 2024, respectively.
Adjusted EBITDA
Adjusted EBITDA increased by $7.8 million, or 7%, to $124.8 million in the three months ended October 31, 2025 as compared to $117.0 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the three months ended October 31, 2025 and 2024.
Consulting Adjusted EBITDA was $30.3 million in the three months ended October 31, 2025, an increase of $1.2 million, or 4%, compared to $29.1 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 18% and 17% in the three months ended October 31, 2025 and 2024, respectively.
Digital Adjusted EBITDA was $28.7 million in the three months ended October 31, 2025, a decrease of $0.5 million, or 2%, compared to $29.2 million in the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 32% and 31% in the three months ended October 31, 2025 and 2024, respectively.
Executive Search North America Adjusted EBITDA increased by $5.1 million, or 14%, to $42.0 million in the three months ended October 31, 2025 compared to $36.9 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment and a decrease in general and administrative expenses, partially offset by an increase in compensation and benefits expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 30% and 28% in the three months ended October 31, 2025 and 2024, respectively.
Executive Search EMEA Adjusted EBITDA increased by $1.3 million, or 17%, to $8.8 million in the three months ended October 31, 2025 compared to $7.5 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended October 31, 2025 and 2024, respectively.
Executive Search Asia Pacific Adjusted EBITDA increased by $0.9 million, or 20%, to $5.3 million in the three months ended October 31, 2025 compared to $4.4 million in the year-ago quarter. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% and 21% in the three months ended October 31, 2025 and 2024, respectively.

Executive Search Latin America Adjusted EBITDA decreased by $0.9 million, or 35%, to $1.7 million in the three months ended October 31, 2025 compared to $2.6 million in the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 22% and 32% in the three months ended October 31, 2025 and 2024, respectively.
Professional Search & Interim Adjusted EBITDA was $30.2 million in the three months ended October 31, 2025, an increase of $3.0 million, or 11%, compared to $27.2 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by increases in cost of services expense and compensation and benefits expense (excluding integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% and 22% in the three months ended October 31, 2025 and 2024, respectively.
RPO Adjusted EBITDA was $14.2 million in the three months ended October 31, 2025, an increase of $1.3 million, or 10%, as compared to $12.9 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by an increase in cost of services expense and compensation and benefits expense. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% and 15% in the three months ended October 31, 2025 and 2024, respectively.
Other Income, Net
Other income, net was $7.1 million in the three months ended October 31, 2025 compared to $5.4 million in the year-ago quarter. The difference was primarily due to an increase in the gains generated from the increased fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively, "ECAP") during the three months ended October 31, 2025 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company’s 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under company-owned life insurance ("COLI") policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.8 million in the three months ended October 31, 2025 compared to $5.6 million in the year-ago quarter.
Income Tax Provision
The provision for income tax was $26.6 million in the three months ended October 31, 2025, with an effective tax rate of 26.6%, compared to $24.9 million in the three months ended October 31, 2024, with an effective rate of 28.5%. Our effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in our fiscal 2026 and others becoming effective in fiscal 2027. In accordance with Accounting Standards Codification ("ASC") 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. We have reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of October 31, 2025. The Act did not materially impact the Company's effective tax rate.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated statements of income. Net income attributable to noncontrolling interest for the three months ended October 31, 2025 was $1.0 million, compared to $1.5 million in the three months ended October 31, 2024.
Six Months Ended October 31, 2025 Compared to Six Months Ended October 31, 2024
Fee Revenue
Fee Revenue. Fee revenue was $1,430.3 million, an increase of $81.0 million, or 6%, in the six months ended October 31, 2025 compared to $1,349.3 million in the year-ago period. Exchange rates favorably impacted fee revenue by $14.2 million, or 1%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in fee revenue was primarily due to higher fee revenues in Professional Search & Interim, Executive Search North America, Executive Search EMEA and Consulting.

Consulting. Consulting reported fee revenue of $342.8 million, an increase of $8.2 million, or 2%, in the six months ended October 31, 2025 compared to $334.6 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.2 million, or 1%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in fee revenue was primarily driven by a 9% increase in average bill rates in the six months ended October 31, 2025 compared to the year-ago period.
Digital. Digital reported fee revenue of $180.2 million, a decrease of $0.9 million, in the six months ended October 31, 2025 compared to $181.1 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.9 million, or 2%, in the six months ended October 31, 2025 compared to the year-ago period. The decrease in fee revenue was primarily driven by a decrease in demand for leadership and development offerings, partially offset by increases in demand for organizational strategy and assessment & succession offerings.
Executive Search North America. Executive Search North America reported fee revenue of $281.8 million, an increase of $17.2 million, or 7%, in the six months ended October 31, 2025 compared to $264.6 million in the year-ago period. North America’s fee revenue increased primarily due to a 4% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 3% increase in the number of engagements billed during the six months ended October 31, 2025 compared to the year-ago period.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $105.7 million, an increase of $12.9 million, or 14%, in the six months ended October 31, 2025 compared to $92.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.4 million, or 5%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in fee revenue was primarily due to an 11% increase in the number of engagements billed, partially offset by a 2% decrease in weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2025 compared to the year-ago period.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $48.8 million, an increase of $6.8 million, or 16%, in the six months ended October 31, 2025 compared to $42.0 million in the year-ago period. The increase in fee revenue was primarily due to a 13% increase in the number of engagements billed and a 3% increase in weighted-average fee billed per engagement (calculated using local currency) during the six months ended October 31, 2025 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $13.9 million, a decrease of $1.3 million, or 9%, in the six months ended October 31, 2025 compared to $15.2 million in the year-ago period. The decrease in fee revenue was primarily due to a 4% decrease in weighted-average fee billed per engagement (calculated using local currency) and a 4% decrease in the number of engagements billed during the six months ended October 31, 2025 compared to the year-ago period.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $275.0 million, an increase of $32.2 million, or 13%, in the six months ended October 31, 2025 compared to $242.8 million in the year-ago period. The increase in fee revenue was primarily due to an increase in interim fee revenue of $26.3 million associated with the acquisition of Trilogy International effective November 1, 2024.
RPO. RPO reported fee revenue of $182.1 million, an increase of $6.0 million, or 3%, in the six months ended October 31, 2025 compared to $176.1 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.2 million, or 1%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in fee revenue was primarily due to new logo clients in North America.
Compensation and Benefits
Compensation and benefits expense increased by $34.2 million, or 4%, to $923.4 million in the six months ended October 31, 2025 from $889.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $10.5 million, or 1%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $13.3 million in the six months ended October 31, 2025 compared to the year-ago period. Also contributing to the increase were higher severance-related expenses, deferred compensation expense, amortization of long-term awards and commission expense of $12.2 million, $3.5 million, $2.9 million and $2.6 million, respectively, in the six months ended October 31, 2025 compared to the year-ago period.
Consulting compensation and benefits expense increased by $7.3 million, or 3%, to $235.7 million in the six months ended October 31, 2025 from $228.4 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.5 million, or 2%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase of $4.2 million in severance-related costs, higher performance-related bonus expense of $3.8 million and an increase in deferred compensation expense of $1.0 million in the six months ended October 31, 2025 compared to the year-ago period. The increase was partially offset by a decrease of $2.3 million in salaries and related payroll taxes in the six months ended October 31, 2025 compared to the year-ago period.

Digital compensation and benefits expense decreased by $1.3 million, or 1%, to $89.6 million in the six months ended October 31, 2025 from $90.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.4 million, or 2%, in the six months ended October 31, 2025 compared to the year-ago period. The decrease in compensation and benefits expense was primarily due to a decrease in performance-related bonus expense of $7.6 million. The decrease was partially offset by increases in severance-related expenses, salaries and related payroll taxes and commission expense of $2.6 million, $2.0 million and $0.9 million, respectively, in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search North America compensation and benefits expense increased by $8.2 million, or 4%, to $196.2 million in the six months ended October 31, 2025 compared to $188.0 million in the year-ago period. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $5.7 million, coupled with an increase of $1.3 million in deferred compensation expense in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search EMEA compensation and benefits expense increased by $9.2 million, or 13%, to $78.9 million in the six months ended October 31, 2025 compared to $69.7 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.5 million, or 5%, in the six months ended October 31, 2025 compared to the year-ago period. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $4.9 million, coupled with an increase of $4.1 million in salaries and related payroll taxes in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search Asia Pacific compensation and benefits expense increased by $3.6 million, or 12%, to $33.7 million in the six months ended October 31, 2025 compared to $30.1 million in the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $3.7 million in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search Latin America compensation and benefits expense was $9.0 million in the six months ended October 31, 2025, essentially flat compared to $9.2 million in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $3.2 million, or 3%, to $102.2 million in the six months ended October 31, 2025 from $99.0 million in the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $5.3 million in the six months ended October 31, 2025 compared to the year-ago period. Also contributing to the increase were higher severance-related expenses, commission expense and deferred compensation expense of $3.0 million, $1.7 million and $0.5 million, respectively. These increases were partially offset by a decrease of $8.3 million in performance-related bonus expense in the six months ended October 31, 2025 compared to the year-ago period.
RPO compensation and benefits expense increased by $1.4 million, or 1%, to $137.7 million in the six months ended October 31, 2025 from $136.3 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.7 million, or 1%, in the six months ended October 31, 2025 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in severance-related expenses, salaries and related payroll taxes and the use of outside contractors of $2.4 million, $2.1 million and $1.6 million. respectively. These increases were partially offset by a decrease of $4.7 million in performance-related bonus expense in the six months ended October 31, 2025 compared to the year-ago period.
Corporate compensation and benefits expense increased by $2.9 million, or 8%, to $40.5 million in the six months ended October 31, 2025 from $37.6 million in the year-ago period. The increase was primarily due to increases of $1.7 million in restricted stock compensation expense and $0.7 million in salaries and related payroll taxes in the six months ended October 31, 2025 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses decreased by $10.4 million, or 8%, to $114.1 million in the six months ended October 31, 2025 from $124.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $13.9 million in the six months ended October 31, 2025 compared to the year-ago period. Further contributing to the decrease was lower integration and acquisition cost of $2.6 million in the six months ended October 31, 2025 compared to the year-ago period. The decrease was partially offset by increases in computer software licenses of $2.3 million and legal and other professional fees of $2.0 million in the six months ended October 31, 2025 compared to the year-ago period.
Consulting general and administrative expenses decreased by $4.2 million, or 16%, to $22.2 million in the six months ended October 31, 2025 compared to $26.4 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $4.1 million in the six months ended October 31, 2025 compared to the year-ago period.

Digital general and administrative expenses decreased by $1.1 million, or 6%, to $18.4 million in the six months ended October 31, 2025 from $19.5 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $2.0 million, partially offset by an increase in computer software licenses of $1.1 million in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search North America general and administrative expenses decreased by $1.8 million, or 11%, to $14.1 million in the six months ended October 31, 2025 compared to $15.9 million in the year-ago period. The decrease in general and administrative expenses was primarily due to decreases in legal and other professional fees of $1.2 million and premise and office expense of $0.6 million in the six months ended October 31, 2025 compared to the year-ago period.
Executive Search EMEA general and administrative expenses decreased by $3.2 million, or 39%, to $5.1 million in the six months ended October 31, 2025 from $8.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $3.7 million in the six months ended October 31, 2025.
Executive Search Asia Pacific general and administrative expenses increased by $0.7 million, or 19%, to $4.3 million in the six months ended October 31, 2025 compared to $3.6 million in the year-ago period.
Executive Search Latin America general and administrative expenses increased by $1.1 million, or 138%, to $1.9 million in the six months ended October 31, 2025 compared to $0.8 million in the year-ago period. The increase in general and administrative expenses was primarily due to the impact of foreign currency, with a foreign currency loss of $0.2 million in the six months ended October 31, 2025 compared to a foreign currency gain of $1.0 million in the year-ago period.
Professional Search & Interim general and administrative expenses decreased by $2.0 million, or 22%, to $7.3 million in the six months ended October 31, 2025 compared to $9.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $2.6 million in the six months ended October 31, 2025 compared to the year-ago period. The decrease was partially offset by an increase in legal and other professional fees of $0.3 million in the six months ended October 31, 2025 compared to the year-ago period.
RPO general and administrative expenses decreased by $1.4 million, or 15%, to $7.8 million in the six months ended October 31, 2025 compared to $9.2 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $1.5 million in the six months ended October 31, 2025 compared to the year-ago period.
Corporate general and administrative expenses increased by $1.6 million, or 5%, to $33.1 million in the six months ended October 31, 2025 compared to $31.5 million in the year-ago period. The increase in general and administrative expenses was primarily due to increases in legal and other professional fees of $3.0 million and marketing and business development expenses of $1.0 million in the six months ended October 31, 2025 compared to the year-ago period. These increases were partially offset by a decrease in integration and acquisition cost of $2.5 million.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $24.1 million, or 18%, to $156.3 million in the six months ended October 31, 2025 compared to $132.2 million in the year-ago period. Professional Search & Interim accounted for $23.4 million of the increase due to an increase in fee revenue in the segment as a significant amount of interim services they perform have a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $54.3 million, an increase of $15.0 million, or 38%, in the six months ended October 31, 2025 compared to $39.3 million in the year-ago period. The increase was primarily due to the accelerated depreciation associated with the decision to sunset our Digital platform with the replacement of our Korn Ferry Talent Suite, which was introduced in the third quarter of fiscal 2026.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a plan intended to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. During the six months ended October 31, 2024, we recorded an adjustment to the previously recorded restructuring accruals of $0.6 million. There were no restructuring charges during the six months ended October 31, 2025.

Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $15.6 million, or 13%, to $139.0 million in the six months ended October 31, 2025 compared to $123.4 million in the year-ago period. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $81.0 million and a decrease in general and administrative expenses of $10.4 million, partially offset by increases in compensation and benefits expense of $34.2 million, cost of services expense of $24.1 million, and depreciation and amortization expenses of $15.0 million in the six months ended October 31, 2025 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 10% and 9% in the six months ended October 31, 2025 and 2024, respectively.
Adjusted EBITDA
Adjusted EBITDA was $245.2 million in the six months ended October 31, 2025, an increase of $17.0 million, or 7%, as compared to $228.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefit expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding gain from the modification of an office lease and integration/acquisition costs). Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the six months ended October 31, 2025 and 2024.
Consulting Adjusted EBITDA was $59.1 million in the six months ended October 31, 2025, an increase of $0.7 million, or 1%, as compared to $58.4 million in the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the six months ended October 31, 2025 and 2024.
Digital Adjusted EBITDA was $56.3 million in the six months ended October 31, 2025, an increase of $0.5 million, or 1%, as compared to $55.8 million in the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% in both the six months ended October 31, 2025 and 2024.
Executive Search North America Adjusted EBITDA increased by $11.2 million, or 16%, to $83.2 million in the six months ended October 31, 2025 compared to $72.0 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue and a decrease in general and administrative expenses, partially offset by an increase in compensation and benefits expense in the six months ended October 31, 2025 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 30% in the six months ended October 31, 2025 as compared to 27% in the six months ended October 31, 2024.
Executive Search EMEA Adjusted EBITDA increased by $3.1 million, or 21%, to $17.9 million in the six months ended October 31, 2025 compared to $14.8 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense in the six months ended October 31, 2025 compared to the year-ago period. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% in the six months ended October 31, 2025 as compared to 16% in the six months ended October 31, 2024.
Executive Search Asia Pacific Adjusted EBITDA increased by $2.2 million, or 25%, to $10.9 million in the six months ended October 31, 2025 compared to $8.7 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense in the six months ended October 31, 2025 compared to the year-ago period. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% in the six months ended October 31, 2025 as compared to 21% in the six months ended October 31, 2024.
Executive Search Latin America Adjusted EBITDA decreased by $2.1 million, or 39%, to $3.3 million in the six months ended October 31, 2025 compared to $5.4 million in the year-ago period. The decrease in Adjusted EBITDA was primarily driven by a decrease in fee revenue, coupled with an increase in general and administrative expenses in the six months ended October 31, 2025 compared to the year-ago period. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 23% in the six months ended October 31, 2025 as compared to 35% in the six months ended October 31, 2024.
Professional Search & Interim Adjusted EBITDA was $58.2 million in the six months ended October 31, 2025, an increase of $5.3 million, or 10%, as compared to $52.9 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in cost of services expense and compensation and benefit expense (excluding integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% in the six months ended October 31, 2025 compared to 22% in the year-ago period.

RPO Adjusted EBITDA was $28.6 million in the six months ended October 31, 2025, an increase of $3.2 million, or 13%, as compared to $25.4 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense in the six months ended October 31, 2025 compared to the year-ago period. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% in the six months ended October 31, 2025 compared to 14% in the year-ago period.
Other Income, Net
Other income, net was $19.8 million in the six months ended October 31, 2025 compared to $19.9 million in the year-ago period. Other Income, net primarily includes gains generated from the increased fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the ECAP.
Interest Expense, Net
Interest expense, net primarily relates to the Company's Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $9.3 million in the six months ended October 31, 2025 compared to $9.6 million in the year-ago period.
Income Tax Provision
The provision for income tax was $51.9 million in the six months ended October 31, 2025, with an effective tax rate of 26.9%, compared to $47.3 million in the six months ended October 31, 2024, with an effective rate of 27.2%. Our effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, the Act was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in the our fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. We have reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of October 31, 2025. The Act did not materially impact our effective tax rate.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated statements of income. Net income attributable to noncontrolling interest for the six months ended October 31, 2025 was $1.8 million, compared to $3.2 million in the six months ended October 31, 2024.
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
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. As of October 31, 2025, the fair value of the Notes was $397.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.

On July 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility (the “Facility”). The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $600.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The Credit Agreement replaced a previous credit agreement dated as of December 16, 2019 (as amended, amended and restated or otherwise modified, the “Prior Credit Agreement”) with Bank of America, National Association as administrative agent and other lenders party thereto. We repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. See Note 11 —Long-Term Debt for a further description of the Credit Agreement. The Company had a total of $845.6 million available under the Facility and $645.6 million available under the Prior Credit Agreement as of October 31, 2025 and April 30, 2025, respectively, after $4.4 million of standby letters of credit were issued as of both October 31, 2025 and April 30, 2025, respectively. The Company had a total of $13.9 million and $13.1 million of standby letters with other financial institutions as of October 31, 2025 and April 30, 2025, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
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
On September 18, 2025, our Board of Directors approved an increase to the share repurchase program of $250.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $331.4 million. The Company repurchased approximately $17.9 million and $56.1 million of the Company’s stock during the six months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, $325.8 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.
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
Cash and cash equivalents and marketable securities were $1,038.3 million and $1,277.0 million as of October 31, 2025 and April 30, 2025, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $607.0 million and $667.3 million at October 31, 2025 and April 30, 2025, respectively. As of October 31, 2025 and April 30, 2025, we held $364.9 million and $405.2 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less.

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
As of October 31, 2025 and April 30, 2025, marketable securities of $276.7 million and $270.0 million, respectively, included equity securities of $235.2 million (net of gross unrealized gains of $41.0 million and gross unrealized losses of $0.4 million) and $230.4 million (net of gross unrealized gains of $27.7 million and gross unrealized losses of $0.6 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $220.5 million and $218.0 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $217.7 million and $205.3 million as of October 31, 2025 and April 30, 2025, respectively. Unvested obligations under the deferred compensation plans totaled $18.3 million and $19.5 million as of October 31, 2025 and April 30, 2025, respectively.
Our working capital (current assets less current liabilities) was $857.0 million as of October 31, 2025 and $794.5 million as of April 30, 2025. The net increase in our working capital of $62.5 million as of October 31, 2025 compared to April 30, 2025 was primarily attributable to a decrease in compensation and benefits payable and other accrued liabilities, as well as increases in accounts receivable, income taxes and other receivables, and prepaid expenses and other assets. These changes were partially offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2025 and paid during the first quarter of fiscal 2026. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 58 days to 63 days (which is consistent with historical experience). Income taxes and other receivables increased primarily due to large tax payments made in fiscal 2026 and lease incentives we expect to receive within a year due to the modification of an office lease that we entered into in the second quarter of fiscal 2026. Other accrued liabilities decreased primarily due to a decrease in deferred revenue. Prepaid expenses and other assets increased due to the annual renewal of our computer software licenses and insurance, which typically takes place in first quarter of the fiscal year. Cash used in operating activities was $116.0 million in the six months ended October 31, 2025 compared to $105.2 million in the six months ended October 31, 2024.
Cash used in investing activities was $41.9 million in the six months ended October 31, 2025 compared to $36.3 million in the six months ended October 31, 2024. The increase from cash used in investing activities was primarily due to an increase in the purchase of property and equipment of $18.5 million, partially offset by an increase in proceeds received from sales/maturities of marketable securities net of purchases of $11.0 million during the six months ended October 31, 2025 compared to the year-ago period.
Cash used in financing activities was $87.8 million in the six months ended October 31, 2025 compared to $111.1 million in the six months ended October 31, 2024. The decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock of $37.8 million, partially offset by an increase in dividends paid to stockholders of $12.1 million and higher payments of tax withholding on restricted stock of $2.1 million in the six months ended October 31, 2025 compared to the year-ago period.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2025 and April 30, 2025, we held contracts with gross cash surrender value of $343.8 million and $325.5 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $72.8 million as of both October 31, 2025 and April 30, 2025, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2025 and April 30, 2025, the net cash surrender value of these policies was $271.0 million and $252.6 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of October 31, 2025.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2025, as compared to those disclosed in our table of contractual obligations included in our Form 10-K.

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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2025 and 2024, we recorded foreign currency losses of $1.8 million and $1.1 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of October 31, 2025 by notional value (including the U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Singapore Dollar), a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $16.4 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.
Interest Rate Risk
Our exposure to interest rate risk is limited to our Facility, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of October 31, 2025, there were no amounts outstanding under the Facility. At our option, loans issued under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between Term SOFR, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Facility, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $72.8 million of borrowings against the CSV of COLI contracts as of both October 31, 2025 and April 30, 2025, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.

Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of October 31, 2025.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended October 31, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2025— August 31, 2025	24,000	$72.30	24,000	$82.2 million
September 1, 2025— September 30, 2025	26,659	$72.25	22,000	$330.6 million
October 1, 2025— October 31, 2025	68,677	$68.85	68,677	$325.8 million
Total	119,336	$70.31	114,677
_________________________
(1)Represents withholding of 4,659 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On September 18, 2025, our Board of Directors approved an increase to the share repurchase program of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $8.1 million of the Company’s common stock under the program during the second quarter of fiscal 2026.
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
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended October 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
3.3*	Certificate of Amendment of Restated Certificate of Incorporate of the Company dated September 18, 2025, filed as Exhibit 3.1 to the Company's Report on Form 8-K, filed September 23, 2025.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: December 9, 2025
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)