Form 10-Q
period 2026-01-31
KORN FERRY
filed 2026-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 4, 2026 was 51,887,087 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	April 30, 2025
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$938,365	$1,006,964
Marketable securities	38,367	36,388
Receivables due from clients, net of allowance for doubtful accounts of $45,990 and $40,461 at January 31, 2026 and April 30, 2025, respectively	626,813	565,255
Income taxes and other receivables	65,823	38,394
Unearned compensation	65,882	61,649
Prepaid expenses and other assets	53,225	41,488
Total current assets	1,788,475	1,750,138

Marketable securities, non-current	241,745	233,626
Property and equipment, net	182,572	173,610
Operating lease right-of-use assets, net	141,084	152,712
Cash surrender value of company-owned life insurance policies, net of loans	285,516	252,621
Deferred income taxes	134,199	144,560
Goodwill	951,962	948,832
Intangible assets, net	52,047	70,193
Unearned compensation, non-current	128,310	106,965
Investments and other assets	43,698	27,967
Total assets	$3,949,608	$3,861,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$60,034	$58,884
Income taxes payable	23,313	23,079
Compensation and benefits payable	457,225	530,473
Operating lease liability, current	29,418	38,573
Other accrued liabilities	319,565	304,589
Total current liabilities	889,555	955,598

Deferred compensation and other retirement plans	491,616	477,770
Operating lease liability, non-current	132,633	131,762
Long-term debt	398,354	397,736
Deferred tax liabilities	6,436	5,981
Other liabilities	23,049	20,238
Total liabilities	1,941,643	1,989,085

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 79,180 and 78,264 shares issued and 51,463 and 51,458 shares outstanding at January 31, 2026 and April 30, 2025, respectively	351,578	364,425
Retained earnings	1,716,206	1,588,274
Accumulated other comprehensive loss, net	(65,337)	(86,243)
Total Korn Ferry stockholders' equity	2,002,447	1,866,456
Noncontrolling interest	5,518	5,683
Total stockholders' equity	2,007,965	1,872,139
Total liabilities and stockholders' equity	$3,949,608	$3,861,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands, except per share data)
Fee revenue	$717,385	$668,729	$2,147,697	$2,018,040
Reimbursed out-of-pocket engagement expenses	7,657	7,809	22,688	23,219
Total revenue	725,042	676,538	2,170,385	2,041,259

Compensation and benefits	456,823	425,319	1,380,268	1,314,521
General and administrative expenses	65,944	65,325	180,068	189,865
Reimbursed expenses	7,657	7,809	22,688	23,219
Cost of services	80,607	78,047	236,888	210,248
Depreciation and amortization	22,994	20,490	77,253	59,756
Restructuring charges, net	—	1,316	—	1,892
Total operating expenses	634,025	598,306	1,897,165	1,799,501

Operating income	91,017	78,232	273,220	241,758
Other income, net	7,468	9,363	27,295	29,259
Interest expense, net	(5,663)	(5,461)	(14,942)	(15,032)
Income before provision for income taxes	92,822	82,134	285,573	255,985
Income tax provision	26,683	22,795	78,578	70,047
Net income	66,139	59,339	206,995	185,938
Net income attributable to noncontrolling interest	(874)	(925)	(2,695)	(4,120)
Net income attributable to Korn Ferry	$65,265	$58,414	$204,300	$181,818

Earnings per common share attributable to Korn Ferry:
Basic	$1.25	$1.12	$3.91	$3.46
Diluted	$1.23	$1.10	$3.84	$3.40

Weighted-average common shares outstanding:
Basic	51,570	51,606	51,594	51,838
Diluted	52,417	52,364	52,612	52,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Net income	$66,139	$59,339	$206,995	$185,938

Other comprehensive income:
Foreign currency translation adjustments	22,092	(21,353)	21,746	(14,902)
Deferred compensation and pension plan adjustments, net of tax	(11)	56	(36)	(91)
Net unrealized gain (loss) on marketable securities, net of tax	4	(23)	(8)	71
Comprehensive income	88,224	38,019	228,697	171,016
Less: comprehensive income attributable to noncontrolling interest	(1,336)	(885)	(3,491)	(3,308)
Comprehensive income attributable to Korn Ferry	$86,888	$37,134	$225,206	$167,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2025	51,458	$364,425	$1,588,274	$(86,243)	$1,866,456	$5,683	$1,872,139
Net income	—	—	66,636	—	66,636	798	67,434
Other comprehensive (loss) income	—	—	—	(1,608)	(1,608)	244	(1,364)
Dividends paid to stockholders	—	—	(26,209)	—	(26,209)	—	(26,209)
Purchase of stock	(400)	(28,597)	—	—	(28,597)	—	(28,597)
Issuance of stock	712	4,620	—	—	4,620	—	4,620
Stock-based compensation	—	10,790	—	—	10,790	—	10,790
Balance as of July 31, 2025	51,770	351,238	1,628,701	(87,851)	1,892,088	6,725	1,898,813
Net income	—	—	72,399	—	72,399	1,023	73,422
Other comprehensive income	—	—	—	891	891	90	981
Dividends paid to stockholders	—	—	(25,136)	—	(25,136)	—	(25,136)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,208)	(2,208)
Purchase of stock	(119)	(8,390)	—	—	(8,390)	—	(8,390)
Issuance of stock	43	—	—	—	—	—	—
Stock-based compensation	—	12,303	—	—	12,303	—	12,303
Balance as of October 31, 2025	51,694	355,151	1,675,964	(86,960)	1,944,155	5,630	1,949,785
Net income	—	—	65,265	—	65,265	874	66,139
Other comprehensive income	—	—	—	21,623	21,623	462	22,085
Dividends paid to stockholders	—	—	(25,023)	—	(25,023)	—	(25,023)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,448)	(1,448)
Purchase of stock	(290)	(19,304)	—	—	(19,304)	—	(19,304)
Issuance of stock	59	3,731	—	—	3,731	—	3,731
Stock-based compensation	—	12,000	—	—	12,000	—	12,000
Balance as of January 31, 2026	51,463	$351,578	$1,716,206	$(65,337)	$2,002,447	$5,518	$2,007,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2024	51,983	$414,885	$1,425,844	$(107,671)	$1,733,058	$4,267	$1,737,325
Net income	—	—	62,604	—	62,604	1,652	64,256
Other comprehensive income (loss)	—	—	—	2,811	2,811	(518)	2,293
Dividends paid to stockholders	—	—	(19,800)	—	(19,800)	—	(19,800)
Purchase of stock	(604)	(40,113)	—	—	(40,113)	—	(40,113)
Issuance of stock	775	4,720	—	—	4,720	—	4,720
Stock-based compensation	—	10,561	—	—	10,561	—	10,561
Balance as of July 31, 2024	52,154	390,053	1,468,648	(104,860)	1,753,841	5,401	1,759,242
Net income	—	—	60,800	—	60,800	1,543	62,343
Other comprehensive income (loss)	—	—	—	4,359	4,359	(254)	4,105
Dividends paid to stockholders	—	—	(19,462)	—	(19,462)	—	(19,462)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,570)	(1,570)
Purchase of stock	(461)	(32,944)	—	—	(32,944)	—	(32,944)
Issuance of stock	55	—	—	—	—	—	—
Stock-based compensation	—	11,151	—	—	11,151	—	11,151
Balance as of October 31, 2024	51,748	368,260	1,509,986	(100,501)	1,777,745	5,120	1,782,865
Net income	—	—	58,414	—	58,414	925	59,339
Other comprehensive loss	—	—	—	(21,280)	(21,280)	(40)	(21,320)
Dividends paid to stockholders	—	—	(19,314)	—	(19,314)	—	(19,314)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,468)	(1,468)
Purchase of stock	(238)	(17,972)	—	—	(17,972)	—	(17,972)
Issuance of stock	63	4,022	—	—	4,022	—	4,022
Stock-based compensation	—	11,125	—	—	11,125	—	11,125
Balance as of January 31, 2025	51,573	$365,435	$1,549,086	$(121,781)	$1,792,740	$4,537	$1,797,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended January 31,
	2026	2025

	(in thousands)
Cash flows from operating activities:
Net income	$206,995	$185,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,253	59,756
Stock-based compensation expense	35,688	33,464
Provision for doubtful accounts	13,977	12,918
Gain on modification of office lease	(13,907)	—
Gain on marketable securities	(26,088)	(27,992)
Deferred income taxes	11,311	5,964
Gain on cash surrender value of life insurance policies	(8,566)	(7,253)
Impairment of right-of-use assets	—	2,452
Impairment of fixed assets	—	509
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(65,897)	(127,755)
Receivables due from clients	(75,535)	(35,933)
Deferred compensation	24,710	39,860
Unearned compensation	(25,578)	(13,803)
Income taxes and other receivables	(11,661)	(13,347)
Income taxes payable	(278)	(7,364)
Prepaid expenses and other assets	(11,737)	4,279
Other	(13,179)	(3,144)
Net cash provided by operating activities	117,508	108,549
Cash flows from investing activities:
Purchase of property and equipment	(65,083)	(42,191)
Proceeds from sales/maturities of marketable securities	45,857	33,428
Purchase of marketable securities	(29,625)	(31,916)
Premium on company-owned life insurance policies	(28,175)	(28,213)
Proceeds from life insurance policies	3,355	612
Cash paid for acquisitions, net of cash acquired	—	(44,442)
Dividends received from unconsolidated subsidiaries	—	40
Net cash used in investing activities	(73,671)	(112,682)
Cash flows from financing activities:
Dividends paid to shareholders	(76,368)	(58,576)
Repurchases of common stock	(37,625)	(73,920)
Payments of tax withholdings on restricted stock	(19,071)	(17,053)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	7,516	7,868
Dividends - noncontrolling interest	(3,656)	(3,038)
Principal payments on finance leases	(1,498)	(1,211)
Payments on life insurance policy loans	(272)	(519)
Net cash used in financing activities	(130,974)	(146,449)
Effect of exchange rate changes on cash and cash equivalents	18,538	(11,125)
Net decrease in cash and cash equivalents	(68,599)	(161,707)
Cash and cash equivalents at beginning of period	1,006,964	941,005
Cash and cash equivalents at end of the period	$938,365	$779,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026
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
Korn Ferry delivers its services through five Solution areas, and together, these areas comprise eight reportable segments, supported by a centralized corporate function that drives consistency, innovation, and scale. These segments represent how the Company currently organizes and delivers work to the market, enabling Korn Ferry to deliver specialized expertise at scale while remaining agile in response to evolving client needs. The five Solution areas are the following:
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
5.Recruitment Process Outsourcing ("RPO") provides high-volume, outsourced hiring solutions that deliver end-to-end talent acquisition services for enterprise clients. These programs are delivered through global Talent Delivery Centers, using a technology enabled platform and are designed and managed to align with each client’s business objectives, leveraging Korn Ferry’s IP, data, science, and deep talent expertise. Advanced technology and artificial intelligence-driven tools are used to enhance the platform to drive scale, efficiency, and quality, while offering an engaging experience for candidates throughout the hiring process.
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
January 31, 2026 (continued)
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
Revenue Recognition
Substantially all fee revenue is derived from talent and organizational consulting services and digital sales, stand-alone or as part of a solution, fees for professional services related to executive and professional recruitment performed on a retained basis, interim services and RPO.
Revenue is recognized when control of the goods and services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standards Codification (“ASC”) 606 (“ASC 606”), Revenue from Contracts with Customers: 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.
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
Digital fee revenue is generated from IP-based software products enabling large-scale talent programs for pay, talent development, engagement, and assessment and is consumed directly by an end user or indirectly through a consulting engagement. Revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Revenue also comes from the sale of the Company’s product subscriptions, which are considered symbolic IP due to the dynamic nature of the content. As a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via the delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists.
Fee revenue from executive and professional search activities is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period. In addition to talent acquisition for permanent placement roles, the Professional Search & Interim segment also offers recruitment services for interim roles. Interim roles are short-term in duration, generally less than 12 months. Generally, each interim role is a separate performance obligation. The Company recognizes fee revenue over the duration that the interim resources’ services are provided which also aligns to the contracted invoicing plan and enforceable right to payment.
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
Allowance for Doubtful Accounts
An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The Company’s expected credit loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is primarily based on historical loss-rate experience. When required, the Company adjusts the loss-rate methodology to account for current conditions and reasonable and supportable expectations of future economic and market conditions. The Company generally assesses future economic conditions for a period of sixty to ninety days,

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
which corresponds with the contractual life of its accounts receivable. After the Company exhausts its collection efforts, the amount of the allowance is reduced for balances written off as uncollectible.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of January 31, 2026 and April 30, 2025, the Company’s investments in cash equivalents consisted of money market funds and as of April 30, 2025 also consisted of commercial paper with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio may include commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three and nine months ended January 31, 2026 and 2025, no amount was recognized as a credit loss for the Company’s available-for-sale debt securities.
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
As of January 31, 2026 and April 30, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Impairment of Long-Lived Assets
Long-lived assets include property, equipment, right-of-use ("ROU") assets and software developed or obtained for internal use. Management reviews the Company’s recorded long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company determines the extent to which an asset may be impaired based upon its expectation of the asset’s future usability, as well as on a reasonable assurance that the future cash flows associated with the asset will be in excess of its carrying amount. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between fair value and the carrying value of the asset. During the three and nine months ended January 31, 2025, the Company reduced its real estate footprint, and as a result, the Company recognized an impairment charge of ROU assets of $2.5 million recorded in the condensed consolidated statements of income in general and administrative expenses. Furthermore, during the three and nine months ended January 31, 2025, the Company also recognized a $0.4 million software impairment charge in the Digital segment, which was recorded in the condensed consolidated statements of income in general and administrative expenses. There were no impairments of long-lived assets recorded during the three and nine months ended January 31, 2026.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative test performed as of February 1, 2025, indicated that the fair value of each of the reporting units exceeded its carrying value and no indicators of impairment were identified. As a result, no impairment charge was recognized. As of January 31, 2026 and April 30, 2025, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of January 31, 2026 and April 30, 2025.
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
Recent Accounting Standards - Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting update for income taxes disclosures. The new amendment provides improvements to annual income tax disclosures by requiring specific categories in the rate reconciliation and disaggregated information for income taxes paid. The amendment is effective for annual periods beginning after December 15, 2024, and can be applied on a prospective or retrospective basis. The Company will adopt this guidance beginning in fiscal 2026 for its annual report for the year ending April 30, 2026. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
In November 2024, the FASB issued an accounting update that requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company will adopt this guidance in fiscal 2028 and in the interim periods beginning in fiscal 2029. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
In July 2025, the FASB issued an amendment to the accounting update for measurement of credit losses for accounts receivable and contract assets. The amendment provides an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendment will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which the financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this accounting guidance but does not anticipate that it will have a material impact on the consolidated financial statements.
In September 2025, the FASB issued an amendment to the accounting update for internal-use software. The new amendment removes all references to prescriptive and sequential software development stages and requires the Company to start capitalizing software costs when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendment is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting guidance on the consolidated financial statements.
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$65,265	$58,414	$204,300	$181,818
Less: distributed and undistributed earnings to nonvested restricted stockholders	769	721	2,498	2,488
Basic net earnings attributable to common stockholders	64,496	57,693	201,802	179,330
Add: undistributed earnings to nonvested restricted stockholders	473	483	1,516	1,654
Less: reallocation of undistributed earnings to nonvested restricted stockholders	466	476	1,487	1,625
Diluted net earnings attributable to common stockholders	$64,503	$57,700	$201,831	$179,359

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	51,570	51,606	51,594	51,838
Effect of dilutive securities:
Restricted stock	845	755	1,008	947
Employee Stock Purchase Plan ("ESPP")	2	3	10	4
Diluted weighted-average number of common shares outstanding	52,417	52,364	52,612	52,789

Net earnings per common share:
Basic earnings per share	$1.25	$1.12	$3.91	$3.46
Diluted earnings per share	$1.23	$1.10	$3.84	$3.40

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
During the three and nine months ended January 31, 2026, restricted stock awards of 0.6 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2025, restricted stock awards of 0.6 million shares and 0.7 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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
The components of accumulated other comprehensive loss, net were as follows:

	January 31, 2026	April 30, 2025

	(in thousands)
Foreign currency translation adjustments	$(72,954)	$(93,904)
Deferred compensation and pension plan adjustments, net of tax	7,568	7,604
Marketable securities unrealized gain, net of tax	49	57
Accumulated other comprehensive loss, net	$(65,337)	$(86,243)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended January 31, 2026:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of October 31, 2025	$(94,584)	$7,579	$45	$(86,960)
Unrealized gains arising during the period	21,630	—	4	21,634
Reclassification of realized net gains to net income	—	(11)	—	(11)
Balance as of January 31, 2026	$(72,954)	$7,568	$49	$(65,337)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the nine months ended January 31, 2026:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2025	$(93,904)	$7,604	$57	$(86,243)
Unrealized gains (losses) arising during the period	20,950	—	(8)	20,942
Reclassification of realized net gains to net income	—	(36)	—	(36)
Balance as of January 31, 2026	$(72,954)	$7,568	$49	$(65,337)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
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
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Restricted stock	$12,000	$11,125	$35,093	$32,837
ESPP	153	176	595	627
Total stock-based compensation expense	$12,153	$11,301	$35,688	$33,464
Common Stock
During the three and nine months ended January 31, 2026, the Company repurchased (on the open market or through privately negotiated transactions) 289,320 shares and 549,767 shares of the Company’s common stock for $19.3 million and $37.2 million, respectively. During the three and nine months ended January 31, 2025, the Company repurchased (on the open market or through privately negotiated transactions) 237,000 shares and 1,044,500 shares of the Company's common stock for $17.9 million and $74.0 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Cash dividends declared per share	$0.48	$0.37	$1.44	$1.11
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2026 and April 30, 2025:

	January 31, 2026
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Other Comprehensive Income
Level 2:
Corporate notes/bonds	$41,509	$73	$(11)	$41,571	$—	$23,344	$18,227	$—
U.S. Treasury and Agency Securities	501	3	—	504	—	504	—	—
Total debt investments	$42,010	$76	$(11)	$42,075	$—	$23,848	$18,227	$—
Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)				$238,037	$—	$14,519	$223,518	$—
Total equity investments				$238,037	$—	$14,519	$223,518	$—
Cash				$703,143	$703,143	$—	$—	$—
Money market funds				235,222	235,222	—	—	—
Level 2:
Foreign currency forward contracts				1,071	—	—	—	1,071
Total				$1,219,548	$938,365	$38,367	$241,745	$1,071

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $220.0 million and $205.3 million as of January 31, 2026 and April 30, 2025, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $18.8 million and $19.5 million as of January 31, 2026 and April 30, 2025, respectively. During the three and nine months ended January 31, 2026, the fair value of the investments increased; therefore, the Company recognized a gain of $7.1 million and $26.1 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2025, the fair value of the investments increased; therefore, the Company recognized a gain of $9.1 million and $28.0 million, respectively, which was recorded in other income, net.

As of January 31, 2026, available-for-sale marketable securities had remaining maturities ranging from less than 1 month to 24 months. During the three and nine months ended January 31, 2026, there were $9.2 million and $24.6 million in sales/maturities of available-for-sale marketable securities, respectively. During the three and nine months ended January 31, 2025, there were $7.7 million and $24.5 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of January 31, 2026 and April 30, 2025, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized gains recorded for the period that relate to equity securities still held as of January 31, 2026 and 2025 were $11.7 million and $15.1 million, respectively.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Foreign Currency Forward Contracts Not Designated as Hedges
The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2026	April 30, 2025

	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,711	$2,486
Derivative liabilities:
Foreign currency forward contracts	$640	$1,595
As of January 31, 2026, the total notional amounts of the forward contracts purchased and sold were $68.3 million and $21.4 million, respectively. As of April 30, 2025, the total notional amounts of the forward contracts purchased and sold were $74.7 million and $42.6 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the condensed consolidated balance sheets as such contracts are covered by master netting agreements. During the three and nine months ended January 31, 2026, the Company incurred a gain of $1.1 million and a loss of $1.6 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. During the three and nine months ended January 31, 2025, the Company incurred losses of $1.7 million and $2.0 million, respectively, related to forward contracts which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of income. These foreign currency gains and losses related to forward contracts offset foreign currency losses and gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities.
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
The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Service cost	$12,800	$11,825	$37,263	$34,305
Interest cost	3,939	4,513	11,762	13,477
Amortization of actuarial loss	127	33	381	97
Expected return on plan assets (1)	(278)	(267)	(834)	(799)
Net periodic service credit amortization	(102)	(101)	(304)	(304)
Net periodic benefit costs (2)	$16,486	$16,003	$48,268	$46,776
___________________

(1)	The expected long-term rate of return on plan assets was 6.25% and 6.00% for January 31, 2026 and 2025, respectively.
(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
The Company purchased company-owned life insurance ("COLI") contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value ("CSV") of these contracts of $358.1 million and $325.5 million as of January 31, 2026 and April 30, 2025, respectively, was offset by outstanding policy loans of $72.6 million and $72.8 million in the accompanying condensed consolidated balance sheets as of January 31, 2026 and April 30, 2025, respectively. The CSV value of the underlying COLI investments increased by $3.5 million and $8.6 million during the three and nine months ended January 31, 2026, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income. The CSV value of the underlying COLI investments increased by $2.5 million and $7.3 million during the three and nine months ended January 31, 2025, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2026, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $6.9 million and $25.3 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $7.1 million and $26.1 million during the three and nine months ended January 31, 2026, respectively, recorded in other income, net on the condensed consolidated statements of income. During the three and nine months ended January 31, 2025, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $8.8 million and $27.1 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $9.1 million and $28.0 million during the three and nine months ended January 31, 2025, respectively, recorded in other income, net on the condensed consolidated statements of income (see Note 5 — Financial Instruments).
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
The following table outlines the Company’s contract asset and liability balances as of January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025

	(in thousands)
Contract assets-unbilled receivables	$119,492	$113,743
Contract liabilities-deferred revenue	$259,642	$245,379
During the nine months ended January 31, 2026, the Company recognized revenue of $169.3 million that was included in the contract liabilities balance at the beginning of the period.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search, professional search and to most of the fee revenue from the interim business. As of January 31, 2026, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,295.2 million. Of the $1,295.2 million of remaining performance obligations, the Company expects to recognize approximately $201.7 million in the remainder of fiscal 2026, $590.5 million in fiscal 2027, $286.4 million in fiscal 2028 and the remaining $216.6 million in fiscal 2029 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company's contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by Solution area and further by region for Executive Search. This information is presented in Note 10 — Segments.
The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2026		2025
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$226,085	31.5%	$198,830	29.7%
Financial Services	135,951	19.0	126,378	18.9
Life Sciences/Healthcare	121,526	16.9	118,358	17.7
Technology	103,839	14.4	98,425	14.7
Consumer Goods	88,657	12.4	83,977	12.6
Education/Non–Profit/General	41,327	5.8	42,761	6.4
Fee Revenue	$717,385	100.0%	$668,729	100.0%

	Nine Months Ended January 31,
	2026		2025
	Dollars	%	Dollars	%

	(dollars in thousands)
Industrial	$678,968	31.6%	$605,614	30.0%
Financial Services	408,305	19.0	377,625	18.7
Life Sciences/Healthcare	358,084	16.7	349,946	17.3
Technology	313,644	14.6	292,362	14.5
Consumer Goods	257,991	12.0	257,622	12.8
Education/Non–Profit/General	130,705	6.1	134,871	6.7
Fee Revenue	$2,147,697	100.0%	$2,018,040	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company’s trade receivables is as follows:

(in thousands)
Balance at April 30, 2025	$40,461
Provision for credit losses	13,977
Write-offs	(9,318)
Recoveries of amounts previously written off	131
Foreign currency translation	739
Balance at January 31, 2026	$45,990
The fair value and unrealized losses on available-for-sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as January 31, 2026 and April 30, 2025, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at January 31, 2026
Corporate notes/bonds	$12,845	$11	$—	$—	$—	$2,034	$10,811
Balance at April 30, 2025
Commercial paper	$3,841	$1	$—	$—	$500	$3,341	$—
Corporate notes/bonds	$7,803	$10	$—	$—	$—	$4,630	$3,173
The Company only purchases high grade bonds that have a maturity from the date of purchase of no more than two years. The Company monitors the creditworthiness of its investments on a quarterly basis. The Company does not intend to sell the investments and does not believe it will be required to sell the investments before the investments mature and therefore recover the amortized cost basis.
9. Income Taxes
The provision for income tax was $26.7 million and $78.6 million in the three and nine months ended January 31, 2026, with an effective tax rate of 28.7% and 27.5%, respectively, compared to $22.8 million and $70.0 million in the three and nine months ended January 31, 2025, with an effective tax rate of 27.8% and 27.4%, respectively. The Company's effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in the Company's fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. The Company has reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of January 31, 2026. The Act did not materially impact the Company's effective tax rate.
10. Segments
The Company has eight reportable segments: Consulting, Digital, Executive Search North America, Executive Search EMEA, Executive Search APAC, Executive Search Latin America, Professional Search & Interim and RPO.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
The Company's chief executive officer is the Company’s chief operating decision maker (“CODM”), who evaluates performance and allocates resources based on the review of the Company's 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset, gain on modification of office lease and other impairment charges). The CODM is not provided asset information by reportable segment because asset information is not used for purposes of evaluating segment performance or allocating resources among segments.
Financial highlights by reportable segments are as follows:

	Three Months Ended January 31, 2026
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$166,931	$94,014	$145,540	$55,318	$24,073	$7,018	$137,017	$87,474	$—	$717,385
Total revenue	$170,202	$94,199	$146,784	$55,784	$24,218	$7,026	$138,188	$88,641	$—	$725,042

Less significant segment expenses
Compensation and benefits(1)	$114,436	$45,746	$99,853	$41,248	$16,180	$4,733	$47,337	$65,916	$19,787
General and administrative expenses(2)	13,211	10,982	7,723	4,569	2,486	1,074	5,048	4,621	16,230
Cost of services	11,804	8,638	844	111	177	53	55,683	3,297	—
Other segment items(3)	2,334	(266)	(3,774)	397	44	(57)	1,055	1,166	(710)
Segment Adjusted EBITDA	28,417	29,099	42,138	9,459	5,331	1,223	29,065	13,641	(35,307)	123,066

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										22,994
Interest expense, net										5,663
Integration/acquisition costs										1,587
Income tax provision										26,683
Net income attributable to noncontrolling interest										874
Net income attributable to Korn Ferry										$65,265
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)

	Three Months Ended January 31, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$158,704	$90,823	$128,264	$47,840	$21,664	$6,803	$129,957	$84,674	$—	$668,729
Total revenue	$161,382	$90,836	$129,889	$48,087	$21,794	$6,807	$130,854	$86,889	$—	$676,538

Less significant segment expenses
Compensation and benefits(1)	$109,510	$43,330	$88,702	$35,515	$15,162	$4,043	$44,288	$64,579	$18,646
General and administrative expenses(2)	11,909	9,708	8,223	4,413	1,944	863	4,991	4,352	15,378
Cost of services	10,340	9,943	710	134	152	37	53,695	3,036	—
Other segment items(3)	1,597	(553)	(4,921)	180	32	168	615	2,179	(851)
Segment Adjusted EBITDA	28,026	28,408	37,175	7,845	4,504	1,696	27,265	12,743	(33,173)	114,489

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										20,490
Impairment of fixed assets										509
Impairment of right-of-use assets										2,452
Integration/acquisition costs										2,127
Restructuring charges, net										1,316
Interest expense, net										5,461
Income tax provision										22,795
Net income attributable to noncontrolling interest										925
Net income attributable to Korn Ferry										$58,414
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes integration/acquisition costs, impairment of fixed assets, and impairment of right-of-use assets as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)

	Nine Months Ended January 31, 2026
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$509,734	$274,241	$427,299	$160,999	$72,905	$20,950	$412,017	$269,552	$—	$2,147,697
Total revenue	$518,831	$274,681	$431,565	$162,077	$73,321	$20,984	$415,834	$273,092	$—	$2,170,385

Less significant segment expenses
Compensation and benefits(1)	$350,119	$135,384	$296,031	$120,118	$49,840	$13,689	$146,726	$203,646	$60,295
General and administrative expenses(2)	39,496	31,423	21,815	13,347	6,786	2,943	14,959	13,849	49,357
Cost of services	35,921	23,676	2,611	400	515	147	163,767	9,851	—
Other segment items(3)	5,805	(1,240)	(14,224)	839	(5)	(292)	3,089	3,543	(2,122)
Segment Adjusted EBITDA	87,490	85,438	125,332	27,373	16,185	4,497	87,293	42,203	(107,530)	368,281

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										77,253
Gain on modification of office lease										(13,907)
Interest expense, net										14,942
Integration/acquisition costs										4,420
Income tax provision										78,578
Net income attributable to noncontrolling interest										2,695
Net income attributable to Korn Ferry										$204,300
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)

	Nine Months Ended January 31, 2025
			Executive Search
	Consulting	Digital	North America	EMEA	Asia Pacific	Latin America	Professional Search & Interim	RPO	Corporate	Consolidated
	(in thousands)
Fee revenue	$493,345	$271,896	$392,907	$140,609	$63,707	$21,982	$372,805	$260,789	$—	$2,018,040
Total revenue	$501,533	$272,085	$397,395	$141,495	$64,038	$21,992	$375,572	$267,149	$—	$2,041,259

Less significant segment expenses
Compensation and benefits(1)	$337,928	$134,236	$276,693	$105,169	$45,229	$13,270	$140,846	$200,915	$56,285
General and administrative expenses(2)	38,275	29,247	24,153	12,718	5,523	1,692	14,242	13,567	44,338
Cost of services	34,019	25,912	2,862	354	360	180	138,341	8,220	—
Other segment items(3)	4,885	(1,529)	(15,493)	657	(228)	(196)	1,969	6,311	(2,416)
Segment Adjusted EBITDA	86,426	84,219	109,180	22,597	13,154	7,046	80,174	38,136	(98,207)	342,725

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization										59,756
Impairment of fixed assets										509
Impairment of right-of-use assets										2,452
Integration/acquisition costs										7,099
Restructuring charges, net										1,892
Interest expense, net										15,032
Income tax provision										70,047
Net income attributable to noncontrolling interest										4,120
Net income attributable to Korn Ferry										$181,818
___________________
(1)Includes salaries and payroll taxes, employee insurance benefits, commissions, annual performance-related bonus expense, amortization of unearned compensation, stock-based compensation awards, changes in deferred compensation and pension plan liabilities and changes in CSV of COLI contracts. Excludes integration/acquisition costs as they are excluded from Adjusted EBITDA.
(2)Mainly includes premise and office expense, marketing and business development expense, bad debts, legal and other professional fees and foreign exchange gains/losses. Excludes integration/acquisition costs, impairment of fixed assets, and impairment of right-of-use assets as they are excluded from Adjusted EBITDA.
(3)Includes reimbursed expenses and other income, net.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Depreciation and amortization by reportable segments are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Consulting	$3,527	$3,966	$10,686	$12,302
Digital	11,772	9,089	43,980	25,644
Executive Search:
North America	355	343	1,078	1,103
EMEA	628	456	1,695	1,410
Asia Pacific	241	226	719	675
Latin America	342	228	922	724
Professional Search & Interim	2,963	3,274	8,861	9,243
RPO	1,098	812	3,062	2,419
Corporate	2,068	2,096	6,250	6,236
Total depreciation and amortization	$22,994	$20,490	$77,253	$59,756
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027
Long-term debt, net at amortized cost, consisted of the following:

In thousands	January 31, 2026	April 30, 2025
Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(1,646)	(2,264)
Long-term borrowings, net of unamortized discount and debt issuance costs	$398,354	$397,736
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
On July 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility and other revolving commitments, as specified in the Credit Agreement (the “Facility”). The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement. The Credit Agreement replaced the Prior Credit Agreement, and the Company repaid all outstanding obligations under the Prior Credit Agreement and expenses and fees in connection therewith. Since the borrowing capacity under the new arrangement increased, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new arrangement.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
As of January 31, 2026 and April 30, 2025, there were no borrowings outstanding under the Facility or Prior Facility, and the Company was in compliance with its debt covenants. The unamortized debt issuance costs associated with the Credit Agreement were $3.8 million as of January 31, 2026 and $2.2 million under the Prior Credit Agreement as of April 30, 2025. The Company had a total of $845.6 million available under the Facility after $4.4 million of standby letters of credit were issued as of January 31, 2026. The Company had $645.6 million available under the Prior Credit Agreement after $4.4 million of standby letters of credit were issued as of April 30, 2025. The Company had a total of $15.1 million and $13.1 million of standby letters with other financial institutions as of January 31, 2026 and April 30, 2025, respectively. The standby letters of credit were generally issued in connection with the entry into certain office premise leases.
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment. During the nine months ended January 31, 2026, at the request of a landlord, the Company modified an office lease to shorten the lease term and in return the landlord agreed to pay the Company a fixed cash incentive. As a result of the office lease modification, the Company recorded a $13.9 million gain during the nine months ended January 31, 2026 that was included in general and administrative expenses in the accompanying condensed consolidated statements of income. During the three and nine months ended January 31, 2025, the Company reduced its real estate footprint and as a result recognized an impairment charge of ROU assets of $2.5 million, included in general and administrative expenses in the accompanying condensed consolidated statements of income.
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

	(in thousands)
Finance lease cost
Amortization of ROU assets	$462	$352	$1,298	$1,093
Interest on lease liabilities	51	41	146	135
	513	393	1,444	1,228
Operating lease cost	11,858	11,774	36,577	35,865
Short-term lease cost	205	226	636	654
Variable lease cost	2,746	2,763	8,244	8,131
Gain on modification of office lease	—	—	(13,907)	—
Lease impairment cost	—	2,452	—	2,452
Sublease income	(1,578)	(1,309)	(4,756)	(3,668)
Total lease cost	$13,744	$16,299	$28,238	$44,662
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,204	$37,372
Financing cash flows from finance leases	$1,498	$1,211

ROU assets obtained in exchange for lease obligations:
Operating leases	$21,720	$20,908
Finance leases	$2,180	$393

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2026 (continued)
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2026 (excluding the nine months ended January 31, 2026)	$10,606	$517
2027	34,914	1,801
2028	30,634	1,483
2029	24,631	434
2030	18,887	159
Thereafter	87,144	40
Total lease payments	206,816	4,434
Less: imputed interest	44,765	292
Total	$162,051	$4,142
13. Subsequent Events
Quarterly Dividend Declaration
On March 5, 2026, the Board of Directors of the Company (the "Board") approved an increase to the Company's quarterly dividend policy and declared a cash dividend of $0.55 per share with a payment date of April 15, 2026 to holders of the Company’s common stock of record at the close of business on March 27, 2026. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board may deem to be relevant. The Board may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance, results, outcomes and timing and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, trade wars, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to corporate responsibility matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence (“AI”), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the impact of treaties or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the use of social media platforms, the ability to effect acquisitions and integrate acquired businesses, resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events, circumstances or otherwise, except as required by law.
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
•Leadership & Professional Development - Developing leaders and building critical skills through coaching, experiential learning programs, and scalable digital programs.
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
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s full portfolio—enabling consistent delivery, deep understanding of client priorities, and early access to new offerings. As of January 31, 2026, our 350 Marquee and Diamond accounts represented approximately 40% of consolidated fee revenue—more than double their contribution at the Program’s inception.
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
Q3 FY'26 Performance Highlights

•Fee revenue was $717.4 million, an increase of 7% year-over-year with growth in all solutions.
•Net income attributable to Korn Ferry increased 12% year-over-year, with a margin of 9.1%.
•Adjusted EBITDA increased 8% year-over-year, with a margin of 17.2%.
•Diluted earnings per share was up 12% year-over-year.
The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of 1) fee revenue and 2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset, gain on modification of office lease and other impairments charges). For the three months ended January 31, 2026, Adjusted EBITDA excluded $1.6 million of integration/acquisition costs. For the nine months ended January 31, 2026, Adjusted EBITDA excluded $4.4 million of integration/acquisition costs and $13.9 million of gain on the modification of an office lease. For the three months ended January 31, 2025, Adjusted EBITDA excluded $2.5 million of impairment of right-of-use assets, $2.1 million of integration/acquisition costs, $1.3 million of restructuring charges, net and $0.5 million impairment of fixed assets. For the nine months ended January 31, 2025, Adjusted EBITDA excluded $7.1 million of integration/acquisition costs, $2.5 million of impairment of right-of-use assets, $1.9 million of restructuring charges, net and $0.5 million impairment of fixed assets.
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

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	1.2	1.1	1.2
Total revenue	101.1	101.2	101.1	101.2
Compensation and benefits	63.7	63.6	64.3	65.1
General and administrative expenses	9.2	9.8	8.4	9.4
Reimbursed expenses	1.1	1.2	1.1	1.2
Cost of services	11.2	11.7	11.0	10.4
Depreciation and amortization	3.2	3.1	3.6	3.0
Restructuring charges, net	—	0.2	—	0.1
Other income, net	1.0	1.4	1.3	1.4
Interest expense, net	0.8	0.8	0.7	0.7
Income tax provision	3.8	3.4	3.6	3.5
Net income	9.2%	8.9%	9.6%	9.2%
Net income attributable to Korn Ferry	9.1%	8.7%	9.5%	9.0%
The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026		2025		2026		2025
	Dollars	%	Dollars	%	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Consulting	$166,931	23.3%	$158,704	23.7%	$509,734	23.7%	$493,345	24.4%
Digital	94,014	13.1	90,823	13.6	274,241	12.8	271,896	13.5
Executive Search:
North America	145,540	20.3	128,264	19.2	427,299	19.9	392,907	19.5
EMEA	55,318	7.7	47,840	7.2	160,999	7.5	140,609	7.0
Asia Pacific	24,073	3.3	21,664	3.2	72,905	3.4	63,707	3.1
Latin America	7,018	1.0	6,803	1.0	20,950	1.0	21,982	1.1
Total Executive Search	231,949	32.3	204,571	30.6	682,153	31.8	619,205	30.7
Professional Search & Interim	137,017	19.1	129,957	19.4	412,017	19.2	372,805	18.5
RPO	87,474	12.2	84,674	12.7	269,552	12.5	260,789	12.9
Total fee revenue	717,385	100.0%	668,729	100.0%	2,147,697	100.0%	2,018,040	100.0%
Reimbursed out-of-pocket engagement expense	7,657		7,809		22,688		23,219
Total revenue	$725,042		$676,538		$2,170,385		$2,041,259

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

	Three Months Ended January 31,
	2026		2025

	Consolidated
	(dollar in thousands)
Fee revenue	$717,385	100.0%	$668,729	100.0%
Total revenue	$725,042	101.1%	$676,538	101.2%

Net income attributable to Korn Ferry	$65,265	9.1%	$58,414	8.7%
Net income attributable to noncontrolling interest	874	0.1	925	0.1
Interest expense, net	5,663	0.8	5,461	0.8
Income tax provision	26,683	3.8	22,795	3.4
Depreciation and amortization	22,994	3.2	20,490	3.1
Integration/acquisition costs	1,587	0.2	2,127	0.3
Restructuring charges, net	—	—	1,316	0.2
Impairment of fixed assets	—	—	509	0.1
Impairment of right-of-use assets	—	—	2,452	0.4
Adjusted EBITDA	$123,066	17.2%	$114,489	17.1%

	Nine Months Ended January 31,
	2026		2025

	Consolidated
	(dollar in thousands)
Fee revenue	$2,147,697	100.0%	$2,018,040	100.0%
Total revenue	$2,170,385	101.1%	$2,041,259	101.2%

Net income attributable to Korn Ferry	$204,300	9.5%	$181,818	9.0%
Net income attributable to noncontrolling interest	2,695	0.1	4,120	0.2
Interest expense, net	14,942	0.7	15,032	0.7
Income tax provision	78,578	3.6	70,047	3.5
Depreciation and amortization	77,253	3.6	59,756	3.0
Integration/acquisition costs	4,420	0.2	7,099	0.4
Gain on modification of office lease	(13,907)	(0.6)	—	—
Restructuring charges, net	—	—	1,892	0.1
Impairment of fixed assets	—	—	509	0.0
Impairment of right-of-use assets	—	—	2,452	0.1
Adjusted EBITDA	$368,281	17.1%	$342,725	17.0%

	Three Months Ended January 31,
	2026				2025

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$65,265	9.1%			$58,414	8.7%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$166,931	$170,202	$28,417	17.0%	$158,704	$161,382	$28,026	17.7%
Digital	94,014	94,199	29,099	31.0%	90,823	90,836	28,408	31.3%
Executive Search:
North America	145,540	146,784	42,138	29.0%	128,264	129,889	37,175	29.0%
EMEA	55,318	55,784	9,459	17.1%	47,840	48,087	7,845	16.4%
Asia Pacific	24,073	24,218	5,331	22.1%	21,664	21,794	4,504	20.8%
Latin America	7,018	7,026	1,223	17.4%	6,803	6,807	1,696	24.9%
Total Executive Search	231,949	233,812	58,151	25.1%	204,571	206,577	51,220	25.0%
Professional Search & Interim	137,017	138,188	29,065	21.2%	129,957	130,854	27,265	21.0%
RPO	87,474	88,641	13,641	15.6%	84,674	86,889	12,743	15.0%
Corporate	—	—	(35,307)		—	—	(33,173)
Consolidated	$717,385	$725,042	$123,066	17.2%	$668,729	$676,538	$114,489	17.1%

	Nine Months Ended January 31,
	2026				2025

	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$204,300	9.5%			$181,818	9.0%

	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Consulting	$509,734	$518,831	$87,490	17.2%	$493,345	$501,533	$86,426	17.5%
Digital	274,241	274,681	85,438	31.2%	271,896	272,085	84,219	31.0%
Executive Search:
North America	427,299	431,565	125,332	29.3%	392,907	397,395	109,180	27.8%
EMEA	160,999	162,077	27,373	17.0%	140,609	141,495	22,597	16.1%
Asia Pacific	72,905	73,321	16,185	22.2%	63,707	64,038	13,154	20.6%
Latin America	20,950	20,984	4,497	21.5%	21,982	21,992	7,046	32.1%
Total Executive Search	682,153	687,947	173,387	25.4%	619,205	624,920	151,977	24.5%
Professional Search & Interim	412,017	415,834	87,293	21.2%	372,805	375,572	80,174	21.5%
RPO	269,552	273,092	42,203	15.7%	260,789	267,149	38,136	14.6%
Corporate	—	—	(107,530)		—	—	(98,207)
Consolidated	$2,147,697	$2,170,385	$368,281	17.1%	$2,018,040	$2,041,259	$342,725	17.0%
Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025
Fee Revenue
Fee Revenue. Fee revenue was $717.4 million, an increase of $48.7 million, or 7%, in the three months ended January 31, 2026 compared to $668.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $18.8 million, or 3%, in the three months ended January 31, 2026 compared to the year-ago quarter. Solutions with the highest increase in fee revenue included Executive Search North America, Executive Search EMEA, Consulting, and Professional Search & Interim.
Consulting. Consulting reported fee revenue of $166.9 million, an increase of $8.2 million, or 5%, in the three months ended January 31, 2026 compared to $158.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $4.8 million, or 3%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in fee revenue was primarily driven by a 2% increase in average bill rates in the three months ended January 31, 2026 compared to the year-ago quarter.
Digital. Digital reported fee revenue of $94.0 million, an increase of $3.2 million, or 4%, in the three months ended January 31, 2026, compared to $90.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.7 million, or 4%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in fee revenue was primarily driven by an 8% increase in Subscription & License fee revenue in the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search North America. Executive Search North America reported fee revenue of $145.5 million, an increase of $17.2 million, or 13%, in the three months ended January 31, 2026 compared to $128.3 million in the year-ago quarter. North America’s fee revenue increased primarily due to a 9% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 4% increase in the number of engagements billed during the three months ended January 31, 2026 compared to the year-ago quarter.

Executive Search EMEA. Executive Search EMEA reported fee revenue of $55.3 million, an increase of $7.5 million, or 16%, in the three months ended January 31, 2026 compared to $47.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $4.3 million, or 9%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in fee revenue was due to a 9% increase in the number of engagements billed, partially offset by a 3% decrease in weighted-average fee billed per engagement (calculated using local currency) during the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $24.1 million, an increase of $2.4 million, or 11%, in the three months ended January 31, 2026 compared to $21.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.2 million, or 1%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in fee revenue was due to a 10% increase in the number of engagements billed during the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $7.0 million in the three months ended January 31, 2026, essentially flat compared to $6.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.7 million, or 10%, in the three months ended January 31, 2026 compared to the year-ago quarter.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $137.0 million, an increase of $7.0 million, or 5%, in the three months ended January 31, 2026 compared to $130.0 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.8 million, or 2%, in the three months ended January 31, 2026 compared to the year-ago quarter. Permanent placement fee revenue increased by $3.8 million in the three months ended January 31, 2026 compared to the year-ago quarter due to an increase in both the number of engagements billed and the weighted-average fee billed per engagement. Interim fee revenue increased by $3.2 million in the three months ended January 31, 2026 compared to the year-ago quarter due to a 16% increase in average bill rate.
RPO. RPO reported fee revenue of $87.5 million in the three months ended January 31, 2026, an increase of $2.8 million, or 3%, in the three months ended January 31, 2026 compared to $84.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.1 million, or 2%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in fee revenue was primarily due to new logo clients in North America.
Compensation and Benefits
Compensation and benefits expense increased by $31.5 million, or 7%, to $456.8 million in the three months ended January 31, 2026 from $425.3 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $12.2 million, or 3%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $18.7 million in performance-related bonus expense due to higher fee revenue in the three months ended January 31, 2026 compared to the year-ago quarter. Also contributing to the increase were higher salaries and related payroll taxes of $10.0 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Consulting compensation and benefits expense increased by $4.9 million, or 4%, to $114.4 million in the three months ended January 31, 2026 from $109.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $3.8 million, or 3%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $5.6 million in performance-related bonus expense in the three months ended January 31, 2026 compared to the year-ago quarter driven by higher segment fee revenue.
Digital compensation and benefits expense increased by $2.5 million, or 6%, to $45.8 million in the three months ended January 31, 2026 compared to $43.3 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $1.8 million, or 4%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $2.1 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search North America compensation and benefits expense increased by $11.2 million, or 13%, to $99.9 million in the three months ended January 31, 2026 compared to $88.7 million in the year-ago quarter. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $11.5 million in the three months ended January 31, 2026 compared to the year-ago quarter driven by higher segment fee revenue.

Executive Search EMEA compensation and benefits expense increased by $5.7 million, or 16%, to $41.2 million in the three months ended January 31, 2026 compared to $35.5 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $3.3 million, or 9%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $3.1 million in the three months ended January 31, 2026 compared to the year-ago quarter. Also contributing to the increase were higher performance-related bonus expense of $1.5 million and higher amortization of long-term awards of $1.0 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search Asia Pacific compensation and benefits expense increased by $1.0 million, or 7%, to $16.2 million in the three months ended January 31, 2026 compared to $15.2 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to an increase of $0.7 million in performance-related bonus expense due to higher fee revenue in the three months ended January 31, 2026 compared to the year-ago quarter. Also contributing to the increase were higher salaries and related payroll taxes of $0.4 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search Latin America compensation and benefits expense increased by $0.7 million, or 18%, to $4.7 million in the three months ended January 31, 2026 compared to $4.0 million in the year-ago quarter.
Professional Search & Interim compensation and benefits expense increased by $3.1 million, or 7%, to $48.9 million in the three months ended January 31, 2026 from $45.8 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $1.6 million in the three months ended January 31, 2026 compared to the year-ago quarter. Additionally, there was an increase of $0.6 million in performance-related bonus expense due to a higher segment fee revenue in the three months ended January 31, 2026 compared to the year-ago quarter.
RPO compensation and benefits expense increased by $1.3 million, or 2%, to $65.9 million in the three months ended January 31, 2026 compared to $64.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expense by $1.6 million, or 2%, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was primarily due to higher salaries and related payroll taxes of $0.9 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Corporate compensation and benefits expense increased by $1.2 million, or 6%, to $19.8 million in the three months ended January 31, 2026 from $18.6 million in the year-ago quarter. The increase was primarily due to increases of $0.9 million in both salaries and related payroll taxes and restricted stock compensation expense, in the three months ended January 31, 2026 compared to the year-ago quarter. The increase in compensation and benefits expense was partially offset by an increase in the cash surrender value (“CSV”) of company-owned life insurance (“COLI”) of $1.0 million as a result of recording more death benefits in the three months ended January 31, 2026 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 1%, to $65.9 million in the three months ended January 31, 2026 from $65.3 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase in marketing and business development expense of $3.2 million in the three months ended January 31, 2026 compared to the year-ago quarter, partially offset by impairment charges recorded in the year-ago quarter of $2.6 million associated with the reduction of the Company's real estate footprint.
Consulting general and administrative expenses increased by $1.3 million, or 11%, to $13.2 million in the three months ended January 31, 2026 compared to $11.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to the impact of foreign currency, with a foreign currency loss of $0.5 million in the three months ended January 31, 2026 compared to a foreign currency gain of $0.2 million in the year-ago quarter. Also contributing to the increase were higher marketing and business development expenses of $0.3 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Digital general and administrative expenses increased by $0.9 million, or 9%, to $11.0 million in the three months ended January 31, 2026 from $10.1 million in the year-ago quarter.
Executive Search North America general and administrative expenses decreased by $3.1 million, or 29%, to $7.7 million in the three months ended January 31, 2026 compared to $10.8 million in the year-ago quarter. The decrease in general and administrative expenses was primarily due to impairment charges of $2.6 million associated with the reduction of the Company's real estate footprint in the year-ago quarter. Also contributing to the decrease were lower legal and other professional fees of $0.8 million in the three months ended January 31, 2026 compared to the year-ago quarter.
Executive Search EMEA general and administrative expenses increased by $0.2 million, or 5%, to $4.6 million in the three months ended January 31, 2026 compared to $4.4 million in the year-ago quarter.

Executive Search Asia Pacific general and administrative expenses increased by $0.6 million, or 32%, to $2.5 million in the three months ended January 31, 2026 compared to $1.9 million in the year-ago quarter.
Executive Search Latin America general and administrative expenses increased by $0.2 million, or 22%, to $1.1 million in the three months ended January 31, 2026 compared to $0.9 million in the year-ago quarter.
Professional Search & Interim general and administrative expenses decreased by $0.4 million, or 7%, to $5.0 million in the three months ended January 31, 2026 compared to $5.4 million in the year-ago quarter.
RPO general and administrative expenses increased by $0.2 million, or 5%, to $4.6 million in the three months ended January 31, 2026 compared to $4.4 million in the year-ago quarter.
Corporate general and administrative expenses increased by $0.7 million, or 5%, to $16.2 million in the three months ended January 31, 2026 compared to $15.5 million in the year-ago quarter. The increase in general and administrative expenses was primarily due an increase in marketing and business development expense of $2.2 million in the three months ended January 31, 2026 compared to the year-ago quarter, partially offset by lower legal and other professional fees of $0.4 million and the impact of foreign currency, with a foreign currency gain of $0.1 million in the three months ended January 31, 2026 compared to a foreign currency loss of $0.6 million in the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $2.6 million, or 3%, to $80.6 million in the three months ended January 31, 2026 compared to $78.0 million in the year-ago quarter. Professional Search & Interim accounted for $2.0 million of the increase due to an increase in fee revenue in the segment as a significant amount of interim services they performed had a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased by $2.5 million, or 12%, to $23.0 million in the three months ended January 31, 2026 compared to $20.5 million in the year-ago quarter. The increase was primarily due to the accelerated depreciation associated with the previously announced decision to sunset our Digital platform with the replacement of our Korn Ferry Talent Suite combined with technology investments made in the current and prior year in our Digital segment.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a restructuring plan to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. During the three months ended January 31, 2025, we recorded an adjustment to the previously recorded restructuring accruals of $1.3 million. There were no restructuring charges during the three months ended January 31, 2026.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $6.9 million, or 12%, to $65.3 million in the three months ended January 31, 2026 as compared to $58.4 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $48.7 million during the three months ended January 31, 2026, partially offset by increases in compensation and benefits expense of $31.5 million, income tax provision of $3.9 million, cost of services expense of $2.6 million, and depreciation and amortization expenses of $2.5 million in the three months ended January 31, 2026 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in both the three months ended January 31, 2026 and 2025.
Adjusted EBITDA
Adjusted EBITDA increased by $8.6 million, or 8%, to $123.1 million in the three months ended January 31, 2026 as compared to $114.5 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expenses (excluding integration/acquisition costs, impairment of right-of-use assets and impairment of fixed assets) and cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the three months ended January 31, 2026 and 2025.
Consulting Adjusted EBITDA was $28.4 million in the three months ended January 31, 2026, an increase of $0.4 million, or 1%, compared to $28.0 million in the year-ago quarter. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 18% in the three months ended January 31, 2026 and 2025, respectively.

Digital Adjusted EBITDA was $29.1 million in the three months ended January 31, 2026, an increase of $0.7 million, or 2%, compared to $28.4 million in the year-ago quarter. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% in both the three months ended January 31, 2026 and 2025.
Executive Search North America Adjusted EBITDA increased by $4.9 million, or 13%, to $42.1 million in the three months ended January 31, 2026 compared to $37.2 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 29% in both the three months ended January 31, 2026 and 2025.
Executive Search EMEA Adjusted EBITDA increased by $1.7 million, or 22%, to $9.5 million in the three months ended January 31, 2026 compared to $7.8 million in the year-ago quarter. The increase was mainly driven by higher fee revenue in the segment, partially offset by an increase in compensation and benefits expense. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% and 16% in the three months ended January 31, 2026 and 2025, respectively.
Executive Search Asia Pacific Adjusted EBITDA increased by $0.8 million, or 18%, to $5.3 million in the three months ended January 31, 2026 compared to $4.5 million in the year-ago quarter. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% and 21% in the three months ended January 31, 2026 and 2025, respectively.
Executive Search Latin America Adjusted EBITDA decreased by $0.5 million, or 29%, to $1.2 million in the three months ended January 31, 2026 compared to $1.7 million in the year-ago quarter. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 17% and 25% in the three months ended January 31, 2026 and 2025, respectively.
Professional Search & Interim Adjusted EBITDA was $29.1 million in the three months ended January 31, 2026, an increase of $1.8 million, or 7%, compared to $27.3 million in the year-ago quarter. The increase in Adjusted EBITDA was mainly driven by higher fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense. Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% in both the three months ended January 31, 2026 and 2025.
RPO Adjusted EBITDA was $13.6 million in the three months ended January 31, 2026, an increase of $0.9 million, or 7%, as compared to $12.7 million in the year-ago quarter. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% and 15% in the three months ended January 31, 2026 and 2025, respectively.
Other Income, Net
Other income, net was $7.5 million in the three months ended January 31, 2026 compared to $9.4 million in the year-ago quarter. The difference was primarily due to a decrease in the gains generated from the increase in fair value of our marketable securities that are held in trust for the settlement of the Company's obligations under the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively, "ECAP") during the three months ended January 31, 2026 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company’s 4.625% Senior Unsecured Notes due 2027 ("Notes") issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalents balances. Interest expense, net was $5.7 million in the three months ended January 31, 2026 compared to $5.5 million in the year-ago quarter.
Income Tax Provision
The provision for income tax was $26.7 million in the three months ended January 31, 2026, with an effective tax rate of 28.7%, compared to $22.8 million in the three months ended January 31, 2025, with an effective rate of 27.8%. Our effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, House Resolution 1, commonly referred to as the One Big Beautiful Bill Act (the "Act") was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in our fiscal 2026 and others becoming effective in fiscal 2027. In accordance with Accounting Standards Codification ("ASC") 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. We have reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of January 31, 2026. The Act did not materially impact our effective tax rate.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated statements of income. Net income attributable to noncontrolling interest was $0.9 million in both the three months ended January 31, 2026 and 2025.
Nine Months Ended January 31, 2026 Compared to Nine Months Ended January 31, 2025
Fee Revenue
Fee Revenue. Fee revenue was $2,147.7 million, an increase of $129.7 million, or 6%, in the nine months ended January 31, 2026 compared to $2,018.0 million in the year-ago period. Exchange rates favorably impacted fee revenue by $33.0 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in fee revenue was primarily due to higher fee revenues in Professional Search & Interim, Executive Search North America, Executive Search EMEA and Consulting.
Consulting. Consulting reported fee revenue of $509.7 million, an increase of $16.4 million, or 3%, in the nine months ended January 31, 2026 compared to $493.3 million in the year-ago period. Exchange rates favorably impacted fee revenue by $8.9 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in fee revenue was primarily driven by a 7% increase in average bill rates in the nine months ended January 31, 2026 compared to the year-ago period.
Digital. Digital reported fee revenue of $274.2 million, an increase of $2.3 million, or 1%, in the nine months ended January 31, 2026 compared to $271.9 million in the year-ago period. Exchange rates favorably impacted fee revenue by $6.5 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in fee revenue was primarily driven by a 7% increase in Subscription & License fee revenue in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search North America. Executive Search North America reported fee revenue of $427.3 million, an increase of $34.4 million, or 9%, in the nine months ended January 31, 2026 compared to $392.9 million in the year-ago period. North America’s fee revenue increased primarily due to a 5% increase in the weighted-average fee billed per engagement (calculated using local currency) and a 3% increase in the number of engagements billed during the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search EMEA. Executive Search EMEA reported fee revenue of $161.0 million, an increase of $20.4 million, or 15%, in the nine months ended January 31, 2026 compared to $140.6 million in the year-ago period. Exchange rates favorably impacted fee revenue by $8.7 million, or 6%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in fee revenue was primarily due to a 10% increase in the number of engagements billed, partially offset by a 2% decrease in weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search Asia Pacific. Executive Search Asia Pacific reported fee revenue of $72.9 million, an increase of $9.2 million, or 14%, in the nine months ended January 31, 2026 compared to $63.7 million in the year-ago period. The increase in fee revenue was primarily due to a 10% increase in the number of engagements billed and a 3% increase in weighted-average fee billed per engagement (calculated using local currency) during the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search Latin America. Executive Search Latin America reported fee revenue of $21.0 million, a decrease of $1.0 million, or 5%, in the nine months ended January 31, 2026 compared to $22.0 million in the year-ago period. The decrease in fee revenue was primarily due to a 3% decrease in the number of engagements billed and a 2% decrease in weighted-average fee billed per engagement during the nine months ended January 31, 2026 compared to the year-ago period.
Professional Search & Interim. Professional Search & Interim reported fee revenue of $412.0 million, an increase of $39.2 million, or 11%, in the nine months ended January 31, 2026 compared to $372.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $3.8 million, or 1%, in the nine months ended January 31, 2026 compared to the year-ago period. Interim fee revenue increased by $29.5 million primarily due to the acquisition of Trilogy International effective November 1, 2024. The rest of the increase was due to higher fee revenue in Permanent placement of $9.7 million in the nine months ended January 31, 2026 compared to the year-ago period due to an increase in both the number of engagements billed and the weighted-average fee billed per engagement.
RPO. RPO reported fee revenue of $269.6 million, an increase of $8.8 million, or 3%, in the nine months ended January 31, 2026 compared to $260.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $4.3 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in fee revenue was primarily due to new logo clients in North America.

Compensation and Benefits
Compensation and benefits expense increased by $65.8 million, or 5%, to $1,380.3 million in the nine months ended January 31, 2026 from $1,314.5 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $22.7 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $23.3 million in the nine months ended January 31, 2026 compared to the year-ago period. Also contributing to the increase were higher performance-related bonus expense, severance-related expenses, amortization of long-term awards and deferred compensation expense of $15.6 million, $14.6 million, $5.0 million and $3.9 million, respectively, in the nine months ended January 31, 2026 compared to the year-ago period.
Consulting compensation and benefits expense increased by $12.2 million, or 4%, to $350.1 million in the nine months ended January 31, 2026 from $337.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $7.3 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases of $9.4 million in performance-related bonus expense and higher severance-related costs of $4.6 million in the nine months ended January 31, 2026 compared to the year-ago period. The increase was partially offset by a decrease of $2.5 million in salaries and related payroll taxes in the nine months ended January 31, 2026 compared to the year-ago period.
Digital compensation and benefits expense increased by $1.2 million, or 1%, to $135.4 million in the nine months ended January 31, 2026 from $134.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.2 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes, severance-related expenses, commission expense, deferred compensation expense and restricted stock compensation expense of $4.1 million, $3.6 million, $0.7 million, $0.6 million and $0.6 million, respectively, in the nine months ended January 31, 2026 compared to the year-ago period. These increases were partially offset by a decrease in performance-related bonus expense of $8.7 million in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search North America compensation and benefits expense increased by $19.3 million, or 7%, to $296.0 million in the nine months ended January 31, 2026 compared to $276.7 million in the year-ago period. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $17.2 million in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search EMEA compensation and benefits expense increased by $14.9 million, or 14%, to $120.1 million in the nine months ended January 31, 2026 compared to $105.2 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $6.8 million, or 6%, in the nine months ended January 31, 2026 compared to the year-ago period. Compensation and benefits expense increased primarily due to an increase of $7.2 million in salaries and related payroll taxes, coupled with increases in performance-related bonus expense of $6.4 million and amortization of long-term incentive awards of $2.2 million in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search Asia Pacific compensation and benefits expense increased by $4.6 million, or 10%, to $49.8 million in the nine months ended January 31, 2026 compared to $45.2 million in the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in performance-related bonus expense of $4.4 million in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search Latin America compensation and benefits expense increased by $0.4 million, or 3%, to $13.7 million in the nine months ended January 31, 2026 compared to $13.3 million in the year-ago period.
Professional Search & Interim compensation and benefits expense increased by $6.3 million, or 4%, to $151.1 million in the nine months ended January 31, 2026 from $144.8 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $1.5 million, or 1%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to an increase in salaries and related payroll taxes of $6.9 million in the nine months ended January 31, 2026 compared to the year-ago period. Also contributing to the increase were higher severance-related expenses of $3.1 million and increases in commission expense, amortization of long-term awards, deferred compensation expense and integration & acquisition costs of $1.9 million, $0.7 million, $0.7 million and $0.5 million, respectively. These increases were partially offset by a decrease of $7.7 million in performance-related bonus expense in the nine months ended January 31, 2026 compared to the year-ago period.
RPO compensation and benefits expense increased by $2.7 million, or 1%, to $203.6 million in the nine months ended January 31, 2026 from $200.9 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits by $3.3 million, or 2%, in the nine months ended January 31, 2026 compared to the year-ago period. The increase in compensation and benefits expense was primarily due to increases in salaries and related payroll taxes, severance-related expenses, and the use of outside contractors of $2.9 million, $2.7 million and $2.3 million, respectively. These increases were partially offset by a decrease of $4.8 million in performance-related bonus expense in the nine months ended January 31, 2026 compared to the year-ago period.

Corporate compensation and benefits expense increased by $4.0 million, or 7%, to $60.3 million in the nine months ended January 31, 2026 from $56.3 million in the year-ago period. The increase was primarily due to increases of $2.6 million in restricted stock compensation expense and $1.7 million in salaries and related payroll taxes in the nine months ended January 31, 2026 compared to the year-ago period.
General and Administrative Expenses
General and administrative expenses decreased by $9.8 million, or 5%, to $180.1 million in the nine months ended January 31, 2026 from $189.9 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $13.9 million in the nine months ended January 31, 2026 compared to the year-ago period. Further contributing to the decrease was impairment charges of $3.0 million associated primarily with the reduction of the Company's real estate footprint in the year-ago period. The decrease was partially offset by increases in marketing and business development expenses and computer software licenses of $3.9 million and $2.8 million, respectively, in the nine months ended January 31, 2026 compared to the year-ago period.
Consulting general and administrative expenses decreased by $2.9 million, or 8%, to $35.4 million in the nine months ended January 31, 2026 compared to $38.3 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $4.1 million in the nine months ended January 31, 2026. The decrease was partially offset by an increase in marketing and business development expenses of $1.0 million in the nine months ended January 31, 2026 compared to the year-ago period.
Digital general and administrative expenses decreased by $0.2 million, or 1%, to $29.4 million in the nine months ended January 31, 2026 from $29.6 million in the year-ago period.
Executive Search North America general and administrative expenses decreased by $5.0 million, or 19%, to $21.8 million in the nine months ended January 31, 2026 compared to $26.8 million in the year-ago period. The decrease in general and administrative expenses was primarily due to impairment charges of $2.6 million associated with the reduction of the Company's real estate footprint in the year-ago period. Also contributing to the decrease were lower legal and other professional fees of $2.0 million in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search EMEA general and administrative expenses decreased by $3.0 million, or 24%, to $9.7 million in the nine months ended January 31, 2026 from $12.7 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $3.7 million in the nine months ended January 31, 2026.
Executive Search Asia Pacific general and administrative expenses increased by $1.3 million, or 24%, to $6.8 million in the nine months ended January 31, 2026 compared to $5.5 million in the year-ago period. The increase in general and administrative expenses was primarily due to an increase of $1.0 million in bad debt expense in the nine months ended January 31, 2026 compared to the year-ago period.
Executive Search Latin America general and administrative expenses increased by $1.2 million, or 71%, to $2.9 million in the nine months ended January 31, 2026 compared to $1.7 million in the year-ago period. The increase in general and administrative expenses was primarily due to the impact of foreign currency, with a foreign currency loss of $0.4 million in the nine months ended January 31, 2026 compared to a foreign currency gain of $1.0 million in the year-ago period.
Professional Search & Interim general and administrative expenses decreased by $2.4 million, or 16%, to $12.3 million in the nine months ended January 31, 2026 compared to $14.7 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $2.6 million in the nine months ended January 31, 2026.
RPO general and administrative expenses decreased by $1.2 million, or 9%, to $12.4 million in the nine months ended January 31, 2026 compared to $13.6 million in the year-ago period. The decrease in general and administrative expenses was primarily due to a gain from the modification of an office lease of $1.5 million in the nine months ended January 31, 2026.
Corporate general and administrative expenses increased by $2.4 million, or 5%, to $49.4 million in the nine months ended January 31, 2026 compared to $47.0 million in the year-ago period. The increase in general and administrative expenses was primarily due to increases in marketing and business development expenses and legal and other professional fees of $3.2 million and $2.6 million, respectively, in the nine months ended January 31, 2026 compared to the year-ago period. These increases were partially offset by decreases in integration and acquisition costs and foreign exchange loss of $2.7 million and $0.4 million, respectively.

Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through Consulting, Digital, Professional Search & Interim and RPO. Cost of services expense increased by $26.7 million, or 13%, to $236.9 million in the nine months ended January 31, 2026 compared to $210.2 million in the year-ago period. Professional Search & Interim accounted for $25.4 million of the increase due to an increase in fee revenue in the segment as a significant amount of interim services performed had a higher cost of service expense as compared to the Company's other segments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $77.3 million, an increase of $17.5 million, or 29%, in the nine months ended January 31, 2026 compared to $59.8 million in the year-ago period. The increase was primarily due to the accelerated depreciation associated with the decision to sunset our Digital platform with the replacement of our Korn Ferry Talent Suite combined with technology investments made in the current and prior year in our Digital segment.
Restructuring Charges, Net
During the second quarter of fiscal 2024, we implemented a plan intended to eliminate excess capacity resulting from a challenging macroeconomic business environment impacting demand. During the nine months ended January 31, 2025, we recorded an adjustment to the previously recorded restructuring accruals of $1.9 million. There were no restructuring charges during the nine months ended January 31, 2026.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $22.5 million, or 12%, to $204.3 million in the nine months ended January 31, 2026 compared to $181.8 million in the year-ago period. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $129.7 million and a decrease in general and administrative expenses of $9.8 million, partially offset by increases in compensation and benefits expense of $65.8 million, cost of services expense of $26.7 million, depreciation and amortization expenses of $17.5 million and income tax provision of $8.6 million in the nine months ended January 31, 2026 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 10% and 9% in the nine months ended January 31, 2026 and 2025, respectively.
Adjusted EBITDA
Adjusted EBITDA was $368.3 million in the nine months ended January 31, 2026, an increase of $25.6 million, or 7%, as compared to $342.7 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefit expense (excluding integration/acquisition costs), cost of services expense and general and administrative expenses (excluding gain from the modification of an office lease, integration/acquisition costs, impairment of right-of-use assets and impairment of fixed assets). Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the nine months ended January 31, 2026 and 2025.
Consulting Adjusted EBITDA was $87.5 million in the nine months ended January 31, 2026, an increase of $1.1 million, or 1%, as compared to $86.4 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense in the nine months ended January 31, 2026 compared to the year-ago period. Consulting Adjusted EBITDA, as a percentage of fee revenue, was 17% and 18% in the nine months ended January 31, 2026 and 2025, respectively.
Digital Adjusted EBITDA was $85.4 million in the nine months ended January 31, 2026, an increase of $1.2 million, or 1%, as compared to $84.2 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue and a decrease in cost of services expense, partially offset by increases in general and administrative expense (excluding gain from the modification of an office lease and impairment of fixed assets) and compensation and benefits expense in the nine months ended January 31, 2026 compared to the year-ago period. Digital Adjusted EBITDA, as a percentage of fee revenue, was 31% in both the nine months ended January 31, 2026 and 2025.
Executive Search North America Adjusted EBITDA increased by $16.1 million, or 15%, to $125.3 million in the nine months ended January 31, 2026 compared to $109.2 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense in the nine months ended January 31, 2026 compared to the year-ago period. Executive Search North America Adjusted EBITDA, as a percentage of fee revenue, was 29% in the nine months ended January 31, 2026 as compared to 28% in the nine months ended January 31, 2025.
Executive Search EMEA Adjusted EBITDA increased by $4.8 million, or 21%, to $27.4 million in the nine months ended January 31, 2026 compared to $22.6 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by higher compensation and benefits expense in the nine months ended January 31, 2026 compared to the year-ago period. Executive Search EMEA Adjusted EBITDA, as a percentage of fee revenue, was 17% in the nine months ended January 31, 2026 as compared to 16% in the nine months ended January 31, 2025.

Executive Search Asia Pacific Adjusted EBITDA increased by $3.0 million, or 23%, to $16.2 million in the nine months ended January 31, 2026 compared to $13.2 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by an increase in compensation and benefits expense in the nine months ended January 31, 2026 compared to the year-ago period. Executive Search Asia Pacific Adjusted EBITDA, as a percentage of fee revenue, was 22% in the nine months ended January 31, 2026 as compared to 21% in the nine months ended January 31, 2025.
Executive Search Latin America Adjusted EBITDA decreased by $2.5 million, or 36%, to $4.5 million in the nine months ended January 31, 2026 compared to $7.0 million in the year-ago period. The decrease in Adjusted EBITDA was primarily driven by an increase in general and administrative expenses, coupled with a decrease in fee revenue in the nine months ended January 31, 2026 compared to the year-ago period. Executive Search Latin America Adjusted EBITDA, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2026 as compared to 32% in the nine months ended January 31, 2025.
Professional Search & Interim Adjusted EBITDA was $87.3 million in the nine months ended January 31, 2026, an increase of $7.1 million, or 9%, as compared to $80.2 million in the year-ago period. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in cost of services expense and compensation and benefits expense (excluding integration/acquisition costs). Professional Search & Interim Adjusted EBITDA, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2026 compared to 22% in the year-ago period.
RPO Adjusted EBITDA was $42.2 million in the nine months ended January 31, 2026, an increase of $4.1 million, or 11%, as compared to $38.1 million in the year-ago period. The increase in Adjusted EBITDA was primarily driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense and cost of services expense in the nine months ended January 31, 2026 compared to the year-ago period. RPO Adjusted EBITDA, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2026 compared to 15% in the year-ago period.
Other Income, Net
Other income, net was $27.3 million in the nine months ended January 31, 2026 compared to $29.3 million in the year-ago period. The difference was primarily due to a decrease in the gains generated from the increase in fair value of our marketable securities that are held in trust for the settlement of the Company's obligations under the ECAP during the nine months ended January 31, 2026 compared to the year-ago period.
Interest Expense, Net
Interest expense, net primarily relates to the Company's Notes issued in December 2019, borrowings under COLI policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalents balances. Interest expense, net was $14.9 million in the nine months ended January 31, 2026 compared to $15.0 million in the year-ago period.
Income Tax Provision
The provision for income tax was $78.6 million in the nine months ended January 31, 2026, with an effective tax rate of 27.5%, compared to $70.0 million in the nine months ended January 31, 2025, with an effective rate of 27.4%. Our effective tax rate is primarily impacted by U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the effective tax rate over time.
On July 4, 2025, the Act was enacted into law. Key provisions of the Act include the extension and modification of certain provisions of the Tax Cuts and Jobs Act of 2017, changes to bonus depreciation, adjustments to business interest expense limitations, and modifications to the treatment of research and development expenditures. The Act has multiple effective dates, with certain provisions effective in the our fiscal 2026 and others becoming effective in fiscal 2027. In accordance with ASC 740, the effect of changes in tax rates and laws on deferred tax balances are recognized in the period when the legislation is enacted. We have reflected the effect on the Act within the provision for income taxes and the deferred tax balances as of January 31, 2026. The Act did not materially impact our effective tax rate.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated statements of income. Net income attributable to noncontrolling interest for the nine months ended January 31, 2026 was $2.7 million, compared to $4.1 million in the nine months ended January 31, 2025.

Liquidity and Capital Resources
The Company and its Board of Directors (the "Board") endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that are expected to earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below) and Notes, as well as using excess cash to repay the Notes.
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and will mature December 15, 2027, with interest payable semi-annually in arrears on June 15 and December 15 of each year, that commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. We may redeem the Notes prior to maturity, subject to certain limitations and premiums defined in the indenture governing the Notes. The Notes are guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). The indenture governing the Notes requires that, upon the occurrence of both a Change of Control and a Rating Decline (each as defined in the indenture), we shall make an offer to purchase all of the Notes at 101% of their principal amount, and accrued and unpaid interest. As of January 31, 2026, the fair value of the Notes was $400.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk.
On July 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility (the “Facility”). The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $600.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The Credit Agreement replaced a previous credit agreement dated as of December 16, 2019 (as amended, amended and restated or otherwise modified, the “Prior Credit Agreement”) with Bank of America, National Association as administrative agent and other lenders party thereto. We repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. See Note 11 — Long-Term Debt for a further description of the Credit Agreement. The Company had a total of $845.6 million available under the Facility and $645.6 million available under the Prior Credit Agreement as of January 31, 2026 and April 30, 2025, respectively, after $4.4 million of standby letters of credit were issued as of both January 31, 2026 and April 30, 2025. The Company had a total of $15.1 million and $13.1 million of standby letters with other financial institutions as of January 31, 2026 and April 30, 2025, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On December 8, 2014, the Board adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board approved an increase in the quarterly dividend to $0.37 per share. On March 10, 2025, the Board approved a further increase of 30% in the quarterly dividend, which increased the quarterly dividend to $0.48 per share. On March 5, 2026, the Board approved a 15% increase in the quarterly dividend, which increased the quarterly dividend to $0.55 per share. The Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenants that require the Company to maintain a consolidated secured net leverage ratio of not greater than 3.75 to 1.00 (which may be temporarily increased to 4.25 following certain material acquisitions under certain circumstances) (the "Financial Covenant"). Furthermore, our Notes allow us to pay $25.0 million of dividends per fiscal year with no restrictions plus an unlimited amount of dividends so long as our consolidated total leverage ratio is not greater than 3.50 to 1.00, and there is no default under the indenture governing the Notes. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board may deem to be relevant. Our Board may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On September 18, 2025, our Board approved an increase to the share repurchase program of $250.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $331.4 million. The Company repurchased approximately $37.2 million and $74.0 million of the Company’s stock during the nine months ended January 31, 2026 and 2025, respectively. As of January 31, 2026, $306.6 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.
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
Cash and cash equivalents and marketable securities were $1,218.5 million and $1,277.0 million as of January 31, 2026 and April 30, 2025, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $685.5 million and $667.3 million at January 31, 2026 and April 30, 2025, respectively. As of January 31, 2026 and April 30, 2025, we held $426.2 million and $405.2 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and may include investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of January 31, 2026 and April 30, 2025, marketable securities of $280.1 million and $270.0 million, respectively, included equity securities of $238.0 million (net of gross unrealized gains of $39.6 million and gross unrealized losses of $0.9 million) and $230.4 million (net of gross unrealized gains of $27.7 million and gross unrealized losses of $0.6 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $223.5 million and $218.0 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $220.0 million and $205.3 million as of January 31, 2026 and April 30, 2025, respectively. Unvested obligations under the deferred compensation plans totaled $18.8 million and $19.5 million as of January 31, 2026 and April 30, 2025, respectively.
Our working capital (current assets less current liabilities) was $898.9 million as of January 31, 2026 and $794.5 million as of April 30, 2025. The net increase in our working capital of $104.4 million as of January 31, 2026 compared to April 30, 2025 was primarily attributable to a decrease in compensation and benefits payable, as well as increases in accounts receivable and income taxes and other receivables. These changes were partially offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2025 and paid during the first quarter of fiscal 2026. The increase in accounts receivable was due to an increase in days of sales outstanding, which went from 58 days to 67 days (which is consistent with historical experience). Income taxes and other receivables increased primarily due to large tax payments made in fiscal 2026 and lease incentives we expect to receive within a year due to the modification of an office lease that we entered into in the second quarter of fiscal 2026. Cash provided by operating activities was $117.5 million in the nine months ended January 31, 2026 compared to cash provided by operating activities of $108.5 million in the nine months ended January 31, 2025.
Cash used in investing activities was $73.7 million in the nine months ended January 31, 2026 compared to $112.7 million in the nine months ended January 31, 2025. The decrease from cash used in investing activities was primarily due to $44.4 million in cash paid for the acquisition of Trilogy International during the nine months ended January 31, 2025.
Cash used in financing activities was $131.0 million in the nine months ended January 31, 2026 compared to $146.4 million in the nine months ended January 31, 2025. The decrease in cash used in financing activities was primarily due to lower repurchases of the Company’s common stock of $36.3 million, partially offset by an increase in dividends paid to stockholders of $17.8 million and higher payments of tax withholding on restricted stock of $2.0 million in the nine months ended January 31, 2026 compared to the year-ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2026 and April 30, 2025, we held contracts with gross cash surrender value of $358.1 million and $325.5 million, respectively. Total outstanding borrowings against the CSV of COLI contracts was $72.6 million and $72.8 million as of January 31, 2026 and April 30, 2025, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2026 and April 30, 2025, the net cash surrender value of these policies was $285.5 million and $252.6 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of January 31, 2026.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2026, as compared to those disclosed in our table of contractual obligations included in our Form 10-K.
Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim condensed consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements and in our Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2025.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2026 and 2025, we recorded foreign currency losses of $3.3 million and $1.9 million, respectively, in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of January 31, 2026, by notional value (including the U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Singapore Dollar), a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $17.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815, Derivatives and Hedging.

Interest Rate Risk
Our exposure to interest rate risk is limited to our Facility, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of January 31, 2026, there were no amounts outstanding under the Facility. At our option, loans issued under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate ("SOFR") or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between Term SOFR, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Facility, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $72.6 million and $72.8 million of borrowings against the CSV of COLI contracts as of January 31, 2026 and April 30, 2025, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of January 31, 2026.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended January 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2025—November 30, 2025	98,320	$64.71	98,320	$319.5 million
December 1, 2025—December 31, 2025	91,438	$67.64	91,000	$313.3 million
January 1, 2026—January 31, 2026	100,000	$67.56	100,000	$306.6 million
Total	289,758	$66.62	289,320
_________________________
(1)Represents withholding of 438 shares to cover taxes on vested restricted shares, in addition to shares purchased as part of a publicly announced program.
(2)On September 18, 2025, our Board of Directors approved an increase to the share repurchase program of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We repurchased approximately $19.3 million of the Company’s common stock under the program during the third quarter of fiscal 2026.
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
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended January 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of the Company, dated January 7, 2019, filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, filed March 11, 2019.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
3.3*	Certificate of Amendment of Restated Certificate of Incorporate of the Company dated September 18, 2025, filed as Exhibit 3.1 to the Company's Report on Form 8-K, filed September 23, 2025.
10.1+	Korn Ferry Amended and Restated Employee Stock Purchase Plan, effective January 1, 2026.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.
+    Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: March 11, 2026
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)