Form 10-Q
period 2026-07-31
KORN FERRY
filed 2026-09-09
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 1, 2026 was 54,558,851 shares.

KORN FERRY

Item 1. Condensed Consolidated Financial Statements
KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$800,852	$1,095,445
Marketable securities	15,439	38,914
Receivables due from clients, net of allowance for doubtful accounts of $44,591 and $42,527 at July 31, 2026 and April 30, 2026, respectively	615,274	573,350
Income taxes and other receivables	68,265	75,410
Unearned compensation	67,215	64,421
Prepaid expenses and other assets	71,923	58,437
Total current assets	1,638,968	1,905,977

Marketable securities, non-current	234,778	247,132
Property and equipment, net	193,676	191,531
Operating lease right-of-use assets, net	170,191	170,986
Cash surrender value of company-owned life insurance policies, net of loans	304,906	289,058
Deferred income taxes	118,383	113,207
Goodwill	945,837	950,636
Intangible assets, net	39,754	45,858
Unearned compensation, non-current	140,457	118,592
Investments and other assets	29,926	31,799
Total assets	$3,816,876	$4,064,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$50,316	$49,682
Income taxes payable	18,718	19,573
Compensation and benefits payable	299,408	570,242
Operating lease liability, current	30,621	28,111
Other accrued liabilities	292,154	314,402
Total current liabilities	691,217	982,010

Deferred compensation and other retirement plans	531,991	510,774
Operating lease liability, non-current	163,701	164,899
Long-term debt	398,778	398,565
Deferred tax liabilities	6,607	5,723
Other liabilities	23,305	23,902
Total liabilities	1,815,599	2,085,873

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 80,165 and 79,203 shares issued and 50,790 and 50,225 shares outstanding at July 31, 2026 and April 30, 2026, respectively	276,212	284,370
Retained earnings	1,799,808	1,761,063
Accumulated other comprehensive loss, net	(81,633)	(72,827)
Total Korn Ferry stockholders' equity	1,994,387	1,972,606
Noncontrolling interest	6,890	6,297
Total stockholders' equity	2,001,277	1,978,903
Total liabilities and stockholders' equity	$3,816,876	$4,064,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended July 31,
	2026	2025

	(in thousands, except per share data)
Fee revenue	$756,496	$708,613
Reimbursed out-of-pocket engagement expenses	8,126	6,930
Total revenue	764,622	715,543

Compensation and benefits	477,362	461,411
General and administrative expenses	80,231	63,874
Reimbursed expenses	8,126	6,930
Cost of services	83,328	77,194
Depreciation and amortization	22,195	22,686
Total operating expenses	671,242	632,095

Operating income	93,380	83,448
Other income, net	5,107	12,752
Interest expense, net	(4,342)	(3,516)
Income before provision for income taxes	94,145	92,684
Income tax provision	24,648	25,250
Net income	69,497	67,434
Net income attributable to noncontrolling interest	(530)	(798)
Net income attributable to Korn Ferry	$68,967	$66,636

Earnings per common share attributable to Korn Ferry:
Basic	$1.35	$1.28
Diluted	$1.32	$1.26

Weighted-average common shares outstanding:
Basic	50,351	51,466
Diluted	51,347	52,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Net income	$69,497	$67,434

Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,855)	(1,292)
Deferred compensation and pension plan adjustments, net of tax	82	(14)
Net unrealized gain (loss) on marketable securities, net of tax	30	(58)
Comprehensive income	60,754	66,070
Less: comprehensive income attributable to noncontrolling interest	(593)	(1,042)
Comprehensive income attributable to Korn Ferry	$60,161	$65,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2026	50,225	$284,370	$1,761,063	$(72,827)	$1,972,606	$6,297	$1,978,903
Net income	—	—	68,967	—	68,967	530	69,497
Other comprehensive (loss) income	—	—	—	(8,806)	(8,806)	63	(8,743)
Dividends paid to stockholders	—	—	(30,222)	—	(30,222)	—	(30,222)
Purchase of stock	(330)	(24,912)	—	—	(24,912)	—	(24,912)
Issuance of stock	895	4,516	—	—	4,516	—	4,516
Stock-based compensation	—	12,238	—	—	12,238	—	12,238
Balance as of July 31, 2026	50,790	$276,212	$1,799,808	$(81,633)	$1,994,387	$6,890	$2,001,277

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss, Net	Total Korn Ferry Stockholders' Equity	Noncontrolling Interest	Total Stockholder's Equity
	Shares	Amount

	(in thousands)
Balance as of April 30, 2025	51,458	$364,425	$1,588,274	$(86,243)	$1,866,456	$5,683	$1,872,139
Net income	—	—	66,636	—	66,636	798	67,434
Other comprehensive (loss) income	—	—	—	(1,608)	(1,608)	244	(1,364)
Dividends paid to stockholders	—	—	(26,209)	—	(26,209)	—	(26,209)
Purchase of stock	(400)	(28,597)	—	—	(28,597)	—	(28,597)
Issuance of stock	712	4,620	—	—	4,620	—	4,620
Stock-based compensation	—	10,790	—	—	10,790	—	10,790
Balance as of July 31, 2025	51,770	$351,238	$1,628,701	$(87,851)	$1,892,088	$6,725	$1,898,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Cash flows from operating activities:
Net income	$69,497	$67,434
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,195	22,686
Stock-based compensation expense	12,448	11,009
Deferred income taxes	(4,626)	6,499
Provision for doubtful accounts	5,155	4,793
Gain on marketable securities	(4,837)	(12,324)
Gain on cash surrender value of life insurance policies	(2,497)	(2,569)
Change in other assets and liabilities:
Deferred compensation	23,426	27,763
Receivables due from clients	(47,079)	(39,900)
Income taxes and other receivables	7,252	(8,539)
Prepaid expenses and other assets	(13,486)	(16,825)
Unearned compensation	(24,659)	(20,236)
Income taxes payable	(548)	125
Accounts payable and accrued liabilities	(291,349)	(276,906)
Other	1,478	(377)
Net cash used in operating activities	(247,630)	(237,367)
Cash flows from investing activities:
Proceeds from sales/maturities of marketable securities	46,161	13,543
Purchase of marketable securities	(5,412)	(9,630)
Purchase of property and equipment	(17,923)	(22,599)
Premium on company-owned life insurance policies	(13,474)	(13,502)
Proceeds from life insurance policies	103	7
Net cash provided by (used in) investing activities	9,455	(32,181)
Cash flows from financing activities:
Dividends paid to stockholders	(30,222)	(26,209)
Payments of tax withholdings on restricted stock	(24,912)	(18,704)
Repurchases of common stock	(746)	(10,298)
Proceeds from issuance of common stock in connection with an employee stock purchase plan	4,065	4,158
Principal payments on finance leases	(588)	(499)
Payments on life insurance policy loans	(87)	—
Net cash used in financing activities	(52,490)	(51,552)
Effect of exchange rate changes on cash and cash equivalents	(3,928)	(1,009)
Net decrease in cash and cash equivalents	(294,593)	(322,109)
Cash and cash equivalents at beginning of period	1,095,445	1,006,964
Cash and cash equivalents at end of the period	$800,852	$684,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026
1. Organization and Summary of Significant Accounting Policies
Nature of Business
Korn Ferry, a Delaware corporation, and its subsidiaries (the “Company”) is a global consulting firm that powers individual and business performance. The impact the Company creates spans entire organizations, but it always starts with people. Korn Ferry works across the full organization—from strategy and leadership to hiring, development, rewards, and the roles, skills and workforce models needed for the future. Korn Ferry works across and connects individual parts of that system. By aligning leaders, teams and organizations around a common definition of success, Korn Ferry helps organizations make better decisions, execute with confidence and achieve stronger outcomes.
Beginning in fiscal 2027, the Company realigned its organizational structure from a solution-based presentation to a reporting model by geography, with the following three reportable segments: (i) Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific (“APAC”). Through these reportable segments Korn Ferry delivers services through three Solution groups: (i) Search (Executive Search and Professional Search), (ii) Talent & Organizational Solutions (Consulting and Digital), and (iii) Workforce Solutions (Recruitment Process Outsourcing and Interim). These solutions reflect the breadth of the Company's expertise and allow the Company to develop deep specialization, build proprietary insight and innovate within the Company’s areas of focus. They are further strengthened by industry, functional and regional expertise that gives Korn Ferry a practical understanding of the market dynamics, leadership challenges, workforce trends and competitive forces shaping organizations around the world. Centralized corporate functions help connect expertise, intelligence and delivery across the firm, driving alignment, connectivity and scale. The Company believes this realigned structure better reflects how work is delivered across the firm, aligns more closely with how clients buy Korn Ferry services and supports the Company’s We Are Korn Ferry operating model. Segment results for the three months ended July 31, 2025 have been recast to reflect the change in reportable segments.
Basis of Consolidation and Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2026 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X and prevailing practice within the Company's different industries. The accompanying condensed consolidated financial statements include all adjustments consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year or any other period.
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
Revenue Recognition
Substantially all fee revenue is derived from (1) Talent & Organizational Solutions, either stand-alone or as part of a solution, (2) Search engagements performed on a retained basis and (3) Workforce Solutions on an interim basis or high-volume outsourced hiring.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
Talent & Organizational Solutions fee revenue generated from consulting is primarily recognized as services are rendered, measured by total hours incurred as a percentage of the total estimated hours at completion. It is possible that as services are continued to be delivered, updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers fee revenue as appropriate.
Talent & Organizational Solutions fee revenue is also generated from intellectual property (“IP”)-based software products that enable large-scale talent programs for pay, talent development, engagement, and assessment and are consumed directly by an end user or indirectly through a consulting engagement. Fee revenue is recognized as services are delivered and the Company has a legally enforceable right to payment. Fee revenue also comes from subscriptions and licenses of the Company’s products, which are recognized over the term of the contract.
Fee revenue from Search is generally one-third of the estimated first-year cash compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have historically been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation, which is the promise to undertake a search. The Company generally recognizes such fee revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any fee revenue associated with services that are provided on a contingent basis are recognized once the contingency is resolved, as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.
Workforce Solutions offers recruitment services for interim roles or high-volume outsourced hiring. Interim roles are short-term in duration, generally averaging about 9 to 10 months. Generally, each interim role is a separate performance obligation. The Company recognizes fee revenue over the duration that the interim resources’ services are provided which also aligns to the contracted invoicing plan and enforceable right to payment. High-volume outsourced hiring fee revenue is generated through two distinct phases: (1) the implementation phase and (2) the post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of July 31, 2026 and April 30, 2026, the Company’s investments in cash equivalents consisted of money market funds with initial maturity of less than 90 days for which market prices are readily available. The Company maintains its cash and cash equivalents in bank accounts that exceed federally insured FDIC limits. The Company has not experienced any losses in such accounts.
Marketable Securities
The Company currently has investments in mutual funds that are classified as equity securities. The classification of the investments in these mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets. The investments that the Company may sell within the next 12 months are carried as current assets.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
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
The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio may include commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income unless the change is due to credit loss. A credit loss is recorded in the condensed consolidated statements of income in other income, net; any amount in excess of the credit loss is recorded as unrealized losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. During the three months ended July 31, 2026 and 2025, no amount was recognized as a credit loss for the Company’s available-for-sale debt securities. As of July 31, 2026, the Company does not hold marketable securities classified as available-for-sale.
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
As of July 31, 2026 and April 30, 2026, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities classified as equity securities are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the net assets acquired. Goodwill is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Results of the annual qualitative test performed as of February 1, 2026, indicated that the fair value of each of the reporting units exceeded its carrying value and no indicators of impairment were identified. As a result, no impairment charge was recognized. The Company also completed a quantitative test for potential goodwill impairment both immediately prior and subsequent to the change in segment reporting effective May 1, 2026 and determined that there was no impairment. As part of the quantitative impairment test, the fair value of each of the Company's reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology and the market approach, which utilized using observable market data, such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the quantitative impairment test indicated that the fair value of each of the reporting units exceeded its carrying amount and no reporting units identified indicators of impairment. As a result, no impairment charge was recognized. As of July 31, 2026 and April 30, 2026, there were no indicators of potential impairment with respect to the Company’s goodwill that would require further testing for impairment.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives, which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. The Company reviewed its intangible assets and did not identify any indicators of impairment as of July 31, 2026 and April 30, 2026.
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
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting update for the measurement of credit losses for accounts receivable and contract assets. The amendment provides an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which the financial statements have not yet been issued or made available for issuance. The Company adopted this guidance in the interim periods beginning in fiscal 2027. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
2. Basic and Diluted Earnings Per Share
The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2026	2025

	(in thousands, except per share data)
Net income attributable to Korn Ferry	$68,967	$66,636
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,073	855
Basic net earnings attributable to common stockholders	67,894	65,781
Add: undistributed earnings to nonvested restricted stockholders	490	470
Less: reallocation of undistributed earnings to nonvested restricted stockholders	481	462
Diluted net earnings attributable to common stockholders	$67,903	$65,789

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	50,351	51,466
Effect of dilutive securities:
Restricted stock	996	899
Employee Stock Purchase Plan (“ESPP”)	—	3
Diluted weighted-average number of common shares outstanding	51,347	52,368

Net earnings per common share:
Basic earnings per share	$1.35	$1.28
Diluted earnings per share	$1.32	$1.26
During both the three months ended July 31, 2026 and 2025, restricted stock awards of 0.7 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
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
The components of accumulated other comprehensive loss, net were as follows:

	July 31, 2026	April 30, 2026

	(in thousands)
Foreign currency translation adjustments	$(90,436)	$(81,518)
Deferred compensation and pension plan adjustments, net of tax	8,803	8,721
Marketable securities unrealized loss, net of tax	—	(30)
Accumulated other comprehensive loss, net	$(81,633)	$(72,827)

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2026:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2026	$(81,518)	$8,721	$(30)	$(72,827)
Unrealized losses arising during the period	(8,918)	—	(34)	(8,952)
Reclassification of realized net losses to net income	—	82	64	146
Balance as of July 31, 2026	$(90,436)	$8,803	$—	$(81,633)
The following table summarizes the changes in each component of accumulated other comprehensive loss, net for the three months ended July 31, 2025:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of April 30, 2025	$(93,904)	$7,604	$57	$(86,243)
Unrealized losses arising during the period	(1,536)	—	(58)	(1,594)
Reclassification of realized net gains to net income	—	(14)	—	(14)
Balance as of July 31, 2025	$(95,440)	$7,590	$(1)	$(87,851)
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Restricted stock	$12,238	$10,790
ESPP	210	219
Total stock-based compensation expense	$12,448	$11,009
Restricted Stock
Restricted stock activity during the three months ended July 31, 2026 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value

	(in thousands, except per share data)
Non-vested, April 30, 2026	1,884	$70.56
Granted	921	$67.63
Vested	(827)	$48.87
Forfeited/expired	(27)	$66.74
Non-vested, July 31, 2026	1,951	$78.43

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
As of July 31, 2026, there were 0.8 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $47.4 million.
As of July 31, 2026, there was $126.0 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three months ended July 31, 2026 and 2025, 330,514 shares and 254,047 shares of restricted stock totaling $24.9 million and $18.7 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
During the three months ended July 31, 2026 and 2025, employees purchased 67,843 shares at $59.92 per share and 63,001 shares at $66.00 per share, respectively, under the ESPP. As of July 31, 2026, the ESPP had approximately 1.3 million shares remaining available for future issuance.
Common Stock
During the three months ended July 31, 2025, the Company repurchased (on the open market or through privately negotiated transactions) 145,770 shares of the Company’s common stock for $9.9 million. There were no repurchases of the Company's common stock during the three months ended July 31, 2026.
Cash Dividends
The following table shows the Company's cash dividend declared per share for the periods indicated:

	Three Months Ended July 31,
	2026	2025

Cash dividends declared per share	$0.55	$0.48
5. Financial Instruments
The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2026 and April 30, 2026:

	July 31, 2026
	Fair Value Measurement	Balance Sheet Classification
	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables

	(in thousands)
Changes in Fair Value Recorded in
Net Income
Level 1:
Mutual funds (1)	$250,217	$—	$15,439	$234,778	$—
Total equity investments	$250,217	$—	$15,439	$234,778	$—
Cash	$653,307	$653,307	$—	$—	$—
Money market funds	147,545	147,545	—	—	—
Level 2:
Foreign currency forward contracts	448	—	—	—	448
Total	$1,051,517	$800,852	$15,439	$234,778	$448

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)

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
___________________

(1)
These investments are held in trust for settlement of the Company’s vested obligations of $235.2 million and $222.1 million as of July 31, 2026 and April 30, 2026, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $18.6 million and $18.9 million as of July 31, 2026 and April 30, 2026, respectively. During the three months ended July 31, 2026 and 2025, the fair value of the investments increased; therefore, the Company recognized a gain of $4.8 million and $12.3 million, respectively, which was recorded in other income, net.

As of July 31, 2026, the Company did not hold marketable securities classified as available-for-sale. During the three months ended July 31, 2026 and 2025, there were $45.9 million and $8.8 million in sales/maturities of available-for-sale marketable securities, respectively. Investments in marketable securities that are held in trust for settlement of the Company’s vested obligations under the ECAP are equity securities and are based upon the investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in equity securities to mirror these elections. As of July 31, 2026 and April 30, 2026, the Company’s investments in equity securities consisted of mutual funds for which market prices are readily available. Unrealized losses that relate to equity securities still held as of July 31, 2026 were $34.0 million, while unrealized gains that related to equity securities as of July 31, 2025 were $10.3 million.
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Service cost	$12,054	$11,673
Interest cost	4,060	3,884
Amortization of actuarial loss	136	127
Expected return on plan assets (1)	(285)	(278)
Net periodic service credit amortization	(77)	(101)
Net periodic benefit costs (2)	$15,888	$15,305
___________________

(1)	The expected long-term rate of return on plan assets was 6.25% for both July 31, 2026 and 2025.

(2)
The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the condensed consolidated statements of income.

The Company purchased company-owned life insurance (“COLI”) contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross cash surrender value (“CSV”) of these contracts of $377.0 million and $361.2 million as of July 31, 2026 and April 30, 2026, respectively, is offset by outstanding policy loans of $72.1 million and $72.2 million in the accompanying condensed consolidated balance sheets as of July 31, 2026 and April 30, 2026. The CSV value of the underlying COLI investments increased by $2.5 million and $2.6 million during the three months ended July 31, 2026 and 2025, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying condensed consolidated statements of income.
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
The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2026 and 2025, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $5.2 million and $12.0 million, respectively. Offsetting the increases in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations of the ECAP liabilities) of $4.8 million and $12.3 million during the three months ended July 31, 2026 and 2025, respectively, recorded in other income, net on the condensed consolidated statements of income (see Note 5 — Financial Instruments).
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
The following table outlines the Company’s contract asset and liability balances as of July 31, 2026 and April 30, 2026:

	July 31, 2026	April 30, 2026

	(in thousands)
Contract assets-unbilled receivables	$125,755	$106,286
Contract liabilities-deferred revenue	$229,211	$247,519
During the three months ended July 31, 2026, the Company recognized revenue of $89.1 million that was included in the contract liabilities balance at the beginning of the period.
Performance Obligations
The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less. As of July 31, 2026, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $1,327.9 million. Of the $1,327.9 million of remaining performance obligations, the Company expects to recognize approximately $483.3 million in the remainder of fiscal 2027, $423.7 million in fiscal 2028, $210.5 million in fiscal 2029 and the remaining $210.4 million in fiscal 2030 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, the Company's contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.
Disaggregation of Revenue
The Company disaggregates its revenue by geography: Americas, EMEA and APAC. This information is presented in Note 10 — Segments. The following table provides further disaggregation of fee revenue by Solution Group:

	Three months ended July 31,
	2026		2025
	Dollars	%	Dollars	%
	(dollars in thousands)
AMERICAS
Search	$209,325	27.7%	$183,723	25.9%
Talent & Organizational Solutions	106,853	14.1	110,061	15.5
Workforce Solutions	125,951	16.6	110,351	15.6
Total Americas	442,129	58.4	404,135	57.0
EMEA
Search	66,836	8.8	65,499	9.2
Talent & Organizational Solutions	115,366	15.3	111,415	15.7
Workforce Solutions	45,468	6.0	42,041	5.9
Total EMEA	227,670	30.1	218,955	30.9
APAC
Search	31,737	4.2	29,702	4.2
Talent & Organizational Solutions	37,001	4.9	37,684	5.3
Workforce Solutions	17,959	2.4	18,137	2.6
Total APAC	86,697	11.5	85,523	12.1
Total fee revenue	$756,496	100.0%	$708,613	100.0%

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
8. Credit Losses
The activity in the allowance for credit losses on the Company's trade receivables is as follows:

(in thousands)
Balance at April 30, 2026	$42,527
Provision for credit losses	5,155
Write-offs	(3,479)
Recoveries of amounts previously written off	427
Foreign currency translation	(39)
Balance at July 31, 2026	$44,591
The fair value and unrealized losses on available-for-sale debt securities, aggregated by investment category and the length of time the security has been in an unrealized loss position as of April 30, 2026, are as follows:

	Less Than 12 Months		12 Months or longer		Balance Sheet Classification
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Cash and Cash Equivalent	Marketable Securities, Current	Marketable Securities, Non- Current

	(in thousands)
Balance at April 30, 2026
Commercial paper	$1,506	$2	$—	$—	$—	$1,506	$—
Corporate notes/bonds	$23,927	$58	$498	$1	$—	$8,346	$16,079
As of July 31, 2026, the Company did not hold available-for-sale debt securities.
9. Income Taxes
The provision for income tax was $24.6 million in the three months ended July 31, 2026, with an effective tax rate of 26.2%, compared to $25.3 million in the three months ended July 31, 2025, with an effective tax rate of 27.2%. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in the Company’s effective tax rate over time, the tax benefit recorded in the three months ended July 31, 2026 in connection with the windfall from stock-based awards that vested during the three months ended July 31, 2026 was greater than the tax benefit recorded for the three months ended July 31, 2025 in connection with the windfall from stock-based awards that vested during the year-ago quarter. The windfall is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in the Company’s financial statements over the awards’ vesting period.
10. Segments
On May 1, 2026, Korn Ferry reassessed and realigned the Company’s organizational reporting structure from a solution-based presentation to a reporting model by geography, with the following three reportable segments: (i) Americas, (ii) EMEA, and (iii) APAC, to better reflect how work is delivered across the firm, align more closely with how clients buy Korn Ferry services, and support the Company's We Are Korn Ferry operating model. Following these changes, the Company reevaluated its segments to reflect certain changes in the financial information regularly reviewed by Company’s chief operating decision maker (“CODM”). As a result, the Company determined that its reportable segments were each of its three geographic regions. Segment results for the prior period have been recast to reflect the change in reportable segments.
Worldwide operations for the Americas, EMEA and APAC are managed by the respective geography Presidents who each report to the chief executive officer of the Company. The Company also operates Corporate to record global expenses.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
The Company's chief executive officer is the CODM, who evaluates performance and allocates resources based on the review of two key measures on a geographic basis: (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such costs or charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). The CODM is not provided asset information by reportable segment, because asset information is not used for purposes of evaluating segment performance or allocating resources among segments.
Financial highlights by reportable segments are as follows:

	Three Months Ended July 31, 2026
	Americas	EMEA	APAC	Corporate	Consolidated
	(in thousands)
Fee revenue	$442,129	$227,670	$86,697	$—	$756,496
Total revenue	$447,550	$229,580	$87,492	$—	$764,622

Less significant segment expenses
Compensation and benefits(1)	$258,302	$143,120	$54,148	$21,792
General and administrative expenses(2)	19,798	18,350	11,200	23,329
Cost of services	51,921	29,066	2,341	—
Other segment items(3)	1,110	1,764	584	(439)
Segment Adjusted EBITDA	116,419	37,280	19,219	(44,682)	128,236

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization					22,195
Interest expense, net					4,342
Integration/acquisition costs					7,554
Income tax provision					24,648
Net income attributable to noncontrolling interest					530
Net income attributable to Korn Ferry					$68,967
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

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)

	Three Months Ended July 31, 2025
	Americas	EMEA	APAC	Corporate	Consolidated
	(in thousands)
Fee revenue	$404,135	$218,955	$85,523	$—	$708,613
Total revenue	$408,462	$220,875	$86,206	$—	$715,543

Less significant segment expenses
Compensation and benefits(1)	$247,771	$139,510	$52,856	$19,766
General and administrative expenses(2)	19,548	17,579	9,800	16,947
Cost of services	47,411	26,284	3,499	—
Other segment items(3)	(7,015)	1,775	282	(864)
Segment Adjusted EBITDA	100,747	35,727	19,769	(35,849)	120,394

Reconciliation of Segment Adjusted EBITDA
Depreciation and amortization					22,686
Interest expense, net					3,516
Integration/acquisition costs					1,508
Income tax provision					25,250
Net income attributable to noncontrolling interest					798
Net income attributable to Korn Ferry					$66,636
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
(3)Includes reimbursed expenses and other income, net.
Depreciation and amortization by reportable segments are as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Americas	$11,567	$13,190
EMEA	6,431	5,411
APAC	2,103	2,000
Corporate	2,094	2,085
Total depreciation and amortization	$22,195	$22,686

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
11. Long-Term Debt
4.625% Senior Unsecured Notes due 2027 (the “Notes”)
Long-term debt net, at amortized cost, consisted of the following:

In thousands	July 31, 2026	April 30, 2026

Senior Unsecured Notes	$400,000	$400,000
Less: Unamortized discount and issuance costs	(1,222)	(1,435)
Long-term borrowings, net of unamortized discount and debt issuance costs	$398,778	$398,565
See Note 13 — Subsequent Events for updates on Notes.
Credit Facilities
On July 1, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility and other revolving commitments, as specified in the Credit Agreement (the “Facility”). The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the Credit Agreement. The Company repaid all outstanding obligations under the previous credit agreement, and expenses and fees in connection therewith. Since the borrowing capacity under the new arrangement increased, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new arrangement.
The principal balance of the Facility, if any, is due at maturity. The Credit Agreement matures on July 1, 2030 and any unpaid principal balance is payable on this date. The Facility may also be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary breakage fees). See Note 13 — Subsequent Events for updates on Credit Facilities.
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
As of July 31, 2026 and April 30, 2026, there were no borrowings outstanding under the Facility, and the Company was in compliance with its debt covenants. The unamortized debt issuance costs associated with the Credit Agreement were $3.3 million as of July 31, 2026 and $3.6 million as of April 30, 2026. The Company had a total of $845.7 million available under the Facility for both July 31, 2026 and April 30, 2026, after $4.3 million of standby letters of credit were issued as of both July 31, 2026 and April 30, 2026. The Company had a total of $14.4 million and $15.5 million of standby letters of credit with other financial institutions as of July 31, 2026 and April 30, 2026, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
12. Leases
The Company’s lease portfolio is comprised of operating leases for office space and equipment and finance leases for equipment. Equipment leases are comprised of vehicles and office equipment.
The components of lease expense were as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Finance lease cost
Amortization of ROU assets	$527	$399
Interest on lease liabilities	60	44
	587	443
Operating lease cost	11,532	12,385
Short-term lease cost	251	221
Variable lease cost	2,372	2,607
Sublease income	(1,340)	(1,633)
Total lease cost	$13,402	$14,023
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,599	$10,567
Financing cash flows from finance leases	$588	$499

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,033	$931
Finance leases	$629	$664
Maturities of lease liabilities were as follows:

Year Ending April 30,	Operating	Financing

	(in thousands)
2027 (excluding the three months ended July 31, 2026)	$30,388	$1,675
2028	40,096	1,967
2029	33,708	889
2030	26,275	396
2031	22,088	60
Thereafter	93,437	—
Total lease payments	245,992	4,987
Less: imputed interest	51,670	317
Total	$194,322	$4,670

KORN FERRY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2026 (continued)
13. Subsequent Events
Credit Facility
On August 18, 2026 (the “Effective Date”), the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and other lender parties thereto, which amends and restates the Credit Agreement, among the Company, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent. The A&R Credit Agreement amends and restates the Credit Agreement to, among other things, (1) provide for a $600 million senior secured term loan facility (the “Term Loan Facility”), (2) continue the Company’s existing $850 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (3) set the maturity of the Term Loan Facility and the Revolving Credit Facility to five years from the Effective Date. The obligations under the A&R Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are guarantors under the A&R Credit Agreement.
Amounts outstanding under the A&R Credit Agreement will bear interest at a rate equal to, at the Company’s election, either Term SOFR, plus an interest rate margin between 1.125% per annum and 2.00% per annum, depending on the Company’s consolidated net leverage ratio, or base rate plus an interest rate margin between 0.125% per annum and 1.00% per annum, depending on the Company’s consolidated net leverage ratio.
In connection with its entry into the A&R Credit Agreement, the Company borrowed the full principal amount of the Term Loan Facility on the Effective Date. The Term Loan Facility requires quarterly principal payments starting December 31, 2026 of $3.75 million, increasing to $7.5 million starting on December 31, 2028, with the remaining outstanding principal due on August 18, 2031. The Company used $406 million of the proceeds from the Term Loan Facility to redeem all of the Company’s outstanding Notes at a redemption price equal to 100% of the outstanding principal amount of the Notes, together with accrued and unpaid interest, and to pay fees, commissions and expenses incurred in connection with the redemption of the Notes and the A&R Credit Agreement. The Company used the remaining $194 million of the proceeds from the Term Loan Facility and $440 million borrowed under the Revolving Credit Facility to fund a portion of the purchase price for the Company’s acquisition described in the following paragraph.
Acquisition
On September 1, 2026, the Company completed the acquisition of Auxey Holdco Limited (“AMS”) for $1.2 billion, consisting of $0.9 billion in cash (as consideration to the sellers, in repayment of AMS’s indebtedness, and in satisfaction of other AMS transaction obligations) and 3,118,628 shares of the Company’s common stock with a fair value of $0.3 billion. The Company used $0.3 billion from cash on hand and $0.6 billion borrowed under the A&R Credit Agreement for the Company’s acquisition. AMS is a UK-headquartered company that brings world-class capabilities in recruitment process outsourcing, early careers and campus recruiting, contingent workforce solutions, consulting and skills creation.
Quarterly Dividend Declaration
On September 8, 2026, the Board of Directors of the Company (the “Board”) declared a cash dividend of $0.55 per share with a payment date of October 15, 2026 to holders of the Company’s common stock of record at the close of business on September 22, 2026. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board and will depend upon many factors, including the Company’s earnings, capital requirements, financial condition, the terms of the Company’s indebtedness and other factors that the Board may deem to be relevant. The Board may amend, revoke, or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals, including the timing and anticipated impacts of our business strategy, expected demand for and relevance of our products and services, expected benefits and synergies of the acquisition of Auxey Holdco Limited (“AMS”) and expected results of our business diversification strategy, are also forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance, results, outcomes and timing and future actions to differ materially from the forward-looking statements include, but are not limited to, those relating to global and local political and or economic developments in or affecting countries where we have operations, such as inflation, trade wars, global slowdowns, or recessions, competition, geopolitical tensions, shifts in global trade patterns, changes in demand for our services as a result of automation, dependence on and costs of attracting and retaining qualified and experienced consultants, impact of inflationary pressures on our profitability, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, our ability to successfully integrate acquired businesses, including the operations and employees of AMS, our ability to recognize the anticipated benefits of the acquisition of AMS which may be affected by, among other things, competition, our ability to grow and manage growth profitably, our ability to maintain relationships with customers and suppliers and retain key employees, costs related to the AMS acquisition, potential legal liability and regulatory developments, portability of client relationships, consolidation of or within the industries we serve, changes and developments in governmental laws and regulations, evolving investor and customer expectations with regard to corporate responsibility matters, currency fluctuations in our international operations, risks related to growth, alignment of our cost structure, including as a result of workforce, real estate, and other restructuring initiatives, restrictions imposed by off-limits agreements, reliance on information processing systems, cyber security vulnerabilities or events, changes to data security, data privacy, and data protection laws, dependence on third parties for the execution of critical functions, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, including artificial intelligence (“AI”), our ability to successfully recover from a disaster or other business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the impact of treaties or regulations on our business and our Company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, the utilization and billing rates of our consultants, seasonality, the use of social media platforms, the ability to effect acquisitions, resulting organizational changes, our indebtedness, the ultimate magnitude and duration of any future pandemics or similar outbreaks, and related restrictions and operational requirements that apply to our business and the businesses of our clients, and any related negative impacts on our business, employees, customers and our ability to provide services in affected regions, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2026 (the “Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events, circumstances or otherwise, except as required by law.
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

Korn Ferry works across the full organization—from strategy and leadership to hiring, development, rewards and the roles, skills and workforce models needed for the future. Instead of addressing individual parts of that system, we look across and connect them. By aligning leaders, teams, and organizations around a common definition of success, we help organizations make better decisions, execute with confidence and achieve stronger outcomes.
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
•Talent Acquisition: Sourcing and hiring talent across all levels through executive search, professional recruiting, interim talent and Recruitment Process Outsourcing (“RPO”).
•Leadership & Professional Development: Developing leaders and building critical skills through coaching, experiential learning and scalable digital programs.
•Total Rewards: Designing compensation, benefits, recognition and pay transparency strategies that support performance and reflect evolving regulatory and business priorities.
•Board and Chief Executive Officer (“CEO”) Services: Advising boards and CEOs on leadership transitions, governance, succession and long-term planning.
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
Clients within the Program are supported by dedicated account leaders who coordinate engagement across Korn Ferry’s portfolio. This model supports consistent delivery, a deeper understanding of client priorities and broader access to the firm's capabilities. As of July 31, 2026, our 350 Marquee and Diamond accounts represented almost 40% of consolidated fee revenue—more than double their contribution at the Program’s inception.
Beginning in fiscal 2027, we reassessed and realigned our organizational structure from a solution-based presentation to a reporting model by geography, with the following three reportable segments: (i) Americas, (ii) Europe, Middle East and Africa (“EMEA”), and (iii) Asia Pacific (“APAC” and collectively with Americas and EMEA, the “Regions”). Through these reportable segments we deliver services through three Solution groups: (i) Search (Executive Search and Professional Search), (ii) Talent & Organizational Solutions (Consulting and Digital), and (iii) Workforce Solutions (RPO and Interim). These solutions reflect the breadth of our expertise and allow us to develop deep specialization, build proprietary insight and innovate within the Company’s areas of focus. They are further strengthened by industry, functional and regional expertise that gives Korn Ferry a practical understanding of the market dynamics, leadership challenges, workforce trends and competitive forces shaping organizations around the world. Centralized corporate functions help connect expertise, intelligence and delivery across the firm, driving alignment, connectivity and scale. We believe this realigned structure better reflects how work is delivered across the firm, aligns more closely with how clients buy our services and supports our We Are Korn Ferry operating model.
Q1 FY'27 Performance Highlights
•Fee revenue was $756.5 million, an increase of 7% year-over-year, with growth in all Regions and double-digit growth in Search and Workforce Solutions.
•Net income attributable to Korn Ferry was $69.0 million, an increase of 4% year-over-year, with a margin of 9.1%.
•Adjusted EBITDA was $128.2 million, an increase of 7% year-over-year, with a margin of 17%.
•Diluted earnings per share was $1.32, up 5% year-over-year.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of two key measures on a geographic basis: (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other impairment charges). For the three months ended July 31, 2026 and 2025, Adjusted EBITDA excluded integration/acquisition costs of $7.6 million and $1.5 million, respectively.
Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDA margin are non-GAAP financial measures and have limitations as analytical tools. They should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.
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
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2026	2025
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	1.1	1.0
Total revenue	101.1	101.0
Compensation and benefits	63.1	65.1
General and administrative expenses	10.6	9.0
Reimbursed expenses	1.1	1.0
Cost of services	11.0	10.9
Depreciation and amortization	2.9	3.2
Other income, net	0.7	1.8
Interest expense, net	0.6	0.5
Income tax provision	3.3	3.6
Net income	9.2%	9.5%
Net income attributable to Korn Ferry	9.1%	9.4%

The following tables summarize the results of our operations:
(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2026		2025
	Dollars	%	Dollars	%

	(dollars in thousands)
Fee revenue
Americas
Search	$209,325	27.7%	$183,723	25.9%
Talent & Organizational Solutions	106,853	14.1	110,061	15.5
Workforce Solutions	125,951	16.6	110,351	15.6
Total Americas	442,129	58.4	404,135	57.0
EMEA
Search	66,836	8.8	65,499	9.2
Talent & Organizational Solutions	115,366	15.3	111,415	15.7
Workforce Solutions	45,468	6.0	42,041	5.9
Total EMEA	227,670	30.1	218,955	30.9
APAC
Search	31,737	4.2	29,702	4.2
Talent & Organizational Solutions	37,001	4.9	37,684	5.3
Workforce Solutions	17,959	2.4	18,137	2.6
Total APAC	86,697	11.5	85,523	12.1

Total fee revenue	756,496	100.0%	708,613	100.0%
Reimbursed out-of-pocket engagement expense	8,126		6,930
Total revenue	$764,622		$715,543

	Three Months Ended July 31,
	2026		2025

	Consolidated
	(dollars in thousands)
Fee revenue	$756,496	100.0%	$708,613	100.0%
Total revenue	$764,622	101.1%	$715,543	101.0%

Net income attributable to Korn Ferry	$68,967	9.1%	$66,636	9.4%
Net income attributable to noncontrolling interest	530	0.1	798	0.1
Interest expense, net	4,342	0.6	3,516	0.5
Income tax provision	24,648	3.3	25,250	3.6
Depreciation and amortization	22,195	2.9	22,686	3.2
Integration/acquisition costs	7,554	1.0	1,508	0.2
Adjusted EBITDA	$128,236	17.0%	$120,394	17.0%

	Three Months Ended July 31,
	2026				2025
	(dollars in thousands)
			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin			Net income attributable to Korn Ferry	Net income attributable to Korn Ferry margin
Consolidated			$68,967	9.1%			$66,636	9.4%
	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin	Fee revenue	Total revenue	Adjusted EBITDA	Adjusted EBITDA margin

Americas	$442,129	$447,550	$116,419	26.3%	$404,135	$408,462	$100,747	24.9%
EMEA	227,670	229,580	37,280	16.4%	218,955	220,875	35,727	16.3%
APAC	86,697	87,492	19,219	22.2%	85,523	86,206	19,769	23.1%
Corporate	—	—	(44,682)		—	—	(35,849)
Consolidated	$756,496	$764,622	$128,236	17.0%	$708,613	$715,543	$120,394	17.0%
Three Months Ended July 31, 2026 Compared to Three Months Ended July 31, 2025
Fee Revenue
Fee revenue was $756.5 million in the three months ended July 31, 2026, an increase of $47.9 million, or 7%, compared to $708.6 million in the year-ago quarter. Fee revenue grew in all Regions year-over-year, led by double-digit growth in Search and Workforce Solutions.
Americas reported fee revenue of $442.1 million, an increase of $38.0 million, or 9%, in the three months ended July 31, 2026 compared to $404.1 million in the year-ago quarter. The increase in fee revenue was primarily driven by increases of 14% in both Workforce Solutions and Search during the three months ended July 31, 2026 compared to the year-ago quarter.
EMEA reported fee revenue of $227.7 million, an increase of $8.7 million, or 4%, in the three months ended July 31, 2026 compared to $219.0 million in the year-ago quarter. Fee revenue increased in all Solution Groups, led by an 8% and 4% increase in Workforce Solutions and Talent & Organizational Solutions, respectively.
APAC reported fee revenue of $86.7 million, an increase of $1.2 million, or 1%, in the three months ended July 31, 2026 compared to $85.5 million in the year-ago quarter. The increase in fee revenue was driven by a 7% increase in Search, offset by a decline in the other Solution Groups during the three months ended July 31, 2026 compared to the year-ago quarter.
Compensation and Benefits
Compensation and benefits expense increased by $16.0 million, or 3%, to $477.4 million in the three months ended July 31, 2026 from $461.4 million in the year-ago quarter. The increase in compensation and benefits expense was primarily due to increases in severance-related expenses of $9.8 million and salaries and related payroll taxes of $7.4 million compared to the year-ago quarter, partially offset by integration and acquisition cost of $1.5 million incurred in the year-ago quarter.
Americas compensation and benefits expense increased by $9.8 million, or 4%, to $258.3 million in the three months ended July 31, 2026 compared to $248.5 million in the year-ago quarter. Compensation and benefits expense increased primarily due to an increase in performance-related bonus expense of $8.0 million due to higher fee revenue in the three months ended July 31, 2026 compared to the year-ago quarter and higher severance-related expenses of $2.5 million.
EMEA compensation and benefits expense increased by $2.8 million, or 2%, to $143.1 million in the three months ended July 31, 2026 compared to $140.3 million in the year-ago quarter. Compensation and benefits expense increased primarily due to higher severance-related expenses of $7.1 million and salaries and related payroll taxes of $3.7 million in the three months ended July 31, 2026 compared to the year-ago quarter. These increases were partially offset by a decrease in performance-related bonus expense of $8.9 million in the three months ended July 31, 2026 compared to the year-ago quarter.
APAC compensation and benefits expense increased by $1.2 million, or 2%, to $54.1 million in the three months ended July 31, 2026 compared to $52.9 million in the year-ago quarter. Compensation and benefits expense increased primarily due to higher salaries and related payroll taxes of $0.9 million in the three months ended July 31, 2026 compared to the year-ago quarter.

Corporate compensation and benefits expense increased by $2.0 million, or 10%, to $21.8 million in the three months ended July 31, 2026 compared to $19.8 million in the year-ago quarter. Compensation and benefits expense increased primarily due to higher salaries and related payroll taxes and restricted stock compensation expense of $1.2 million and $0.9 million, respectively, in the three months ended July 31, 2026 compared to the year-ago quarter.
General and Administrative Expenses
General and administrative expenses increased by $16.3 million, or 26%, to $80.2 million in the three months ended July 31, 2026 from $63.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to increases in integration and acquisition cost and marketing and business development expenses of $7.6 million and $6.8 million, respectively, in the three months ended July 31, 2026 compared to the year-ago quarter.
Americas general and administrative expenses increased by $0.3 million, or 2%, to $19.8 million in the three months ended July 31, 2026, compared to $19.5 million in the year-ago quarter.
EMEA general and administrative expenses increased by $0.7 million, or 4%, to $18.3 million in the three months ended July 31, 2026, compared to $17.6 million in the year-ago quarter.
APAC general and administrative expenses increased by $1.4 million, or 14%, to $11.2 million in the three months ended July 31, 2026 compared to $9.8 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase of $1.6 million in marketing and business development expenses in the three months ended July 31, 2026 compared to the year-ago quarter.
Corporate general and administrative expenses increased by $14.0 million, or 83%, to $30.9 million in the three months ended July 31, 2026, compared to $16.9 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to an increase of $7.6 million in integration and acquisition costs coupled with higher marketing and business development expenses of $4.6 million in the three months ended July 31, 2026 compared to the year-ago quarter.
Cost of Services Expense
Cost of services expense consists of contractor and product costs related to delivery of various services and products through our integrated solutions. Cost of services expense increased by $6.1 million, or 8%, to $83.3 million in the three months ended July 31, 2026 compared to $77.2 million in the year-ago quarter. Workforce Solutions accounted for $7.4 million of the increase due to an increase in fee revenue generated from solutions offered as part of our Workforce Solutions which have a higher cost of service expense compared to the Company's other services.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased by $0.5 million, or 2%, to $22.2 million in the three months ended July 31, 2026 compared to $22.7 million in the year-ago quarter.
Net Income Attributable to Korn Ferry
Net income attributable to Korn Ferry increased by $2.4 million, or 4%, to $69.0 million in the three months ended July 31, 2026, as compared to $66.6 million in the year-ago quarter. The increase in net income attributable to Korn Ferry was primarily due to an increase in fee revenue of $47.9 million, partially offset by increases in general and administrative expenses, compensation and benefits expense and cost of services expense of $16.3 million, $16.0 million and $6.1 million, respectively, and a decrease in other income, net of $7.7 million in the three months ended July 31, 2026 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in both the three months ended July 31, 2026 and 2025.
Adjusted EBITDA
Adjusted EBITDA increased by $7.8 million, or 7%, to $128.2 million in the three months ended July 31, 2026 as compared to $120.4 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expenses (excluding integration/acquisition costs), and cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 17% in both the three months ended July 31, 2026 and 2025.
Americas Adjusted EBITDA increased $15.7 million, or 16%, to $116.4 million in the three months ended July 31, 2026 as compared to $100.7 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense. Americas Adjusted EBITDA, as a percentage of fee revenue, was 26% and 25% in the three months ended July 31, 2026 and 2025, respectively.

EMEA Adjusted EBITDA was $37.3 million in the three months ended July 31, 2026, an increase of $1.6 million, or 4%, as compared to $35.7 million in the year-ago quarter. The increase in Adjusted EBITDA was driven by an increase in fee revenue, partially offset by increases in compensation and benefits expense (excluding integration/acquisition costs) and cost of services expense. EMEA Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended July 31, 2026 and 2025.
APAC Adjusted EBITDA was $19.2 million in the three months ended July 31, 2026, a decrease of $0.6 million, or 3%, as compared to $19.8 million in the year-ago quarter. APAC Adjusted EBITDA, as a percentage of fee revenue, was 22% and 23% in the three months ended July 31, 2026 and 2025, respectively.
Other Income, Net
Other income, net was $5.1 million in the three months ended July 31, 2026 compared to $12.8 million in the year-ago quarter. The decrease was primarily due to a decrease in the gains generated from the change in fair value of our marketable securities that are held in trust for the settlement of the Company's obligation under the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada during the three months ended July 31, 2026 compared to the year-ago quarter.
Interest Expense, Net
Interest expense, net primarily relates to the Company's 4.625% Senior Unsecured Notes due 2027 (the “Notes”) issued in December 2019, borrowings under company-owned life insurance (“COLI”) policies and interest cost related to our deferred compensation plans, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.3 million in the three months ended July 31, 2026 compared to $3.5 million in the year-ago quarter.
Income Tax Provision
The provision for income tax was $24.6 million in the three months ended July 31, 2026, with an effective tax rate of 26.2%, compared to $25.3 million in the three months ended July 31, 2025, with an effective tax rate of 27.2%. In addition to the impact of U.S. state income taxes and jurisdictional mix of earnings, which generally create variability in our effective tax rate over time, the tax benefit recorded in the three months ended July 31, 2026 in connection with the windfall from stock-based awards that vested during the three months ended July 31, 2026 was greater than the tax benefit recorded for the three months ended July 31, 2025 in connection with the windfall from stock-based awards that vested during the prior year quarter. The windfall is the amount by which our tax deduction for these awards, based on the fair market value of the awards on the date of vesting, is greater than the expense recorded in our condensed consolidated financial statements over the awards’ vesting period.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the condensed consolidated statements of income. Net income attributable to noncontrolling interest for the three months ended July 31, 2026 was $0.5 million, as compared to $0.8 million in the year-ago quarter.
Liquidity and Capital Resources
The Company and its Board of Directors (the “Board”) endorse a balanced approach to capital allocation. The Company’s long-term priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services and the investment in synergistic, accretive merger and acquisition transactions that are expected to earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our A&R Credit Agreement (defined below).
On December 16, 2019, we completed a private placement of the Notes with a $400.0 million principal amount pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Notes were issued with a $4.5 million discount and a maturity date of December 15, 2027 with interest payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2020. The Notes represent senior unsecured obligations that rank equally in right of payment to all existing and future senior unsecured indebtedness. The Notes were guaranteed by each of our existing and future wholly owned domestic subsidiaries to the extent such subsidiaries guarantee our obligations under the Credit Agreement (defined below). As of July 31, 2026, the fair value of the Notes was $397.0 million, which is based on borrowing rates currently required of notes with similar terms, maturity and credit risk. On August 6, 2026, we issued a conditional notice of redemption for the redemption of all of our outstanding Notes (the “Redemption”), which were issued pursuant to an indenture, dated as of December 16, 2019 (the “Indenture”), among the Company, the guarantors party thereto, and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee.

On August 18, 2026, the condition to the Redemption was satisfied and we completed the Redemption of the entire outstanding principal amount of the Notes, or $400 million, in cash, at a redemption price equal to 100% of the outstanding principal amount of the Notes, together with accrued and unpaid interest up to but not including the redemption date.
On July 1, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent and other lender parties thereto. The Credit Agreement provides for an $850.0 million five-year senior secured revolving credit facility (the “Facility”). The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $600.0 million plus an unlimited amount subject to a consolidated secured net leverage ratio of 3.25 to 1.00. The Credit Agreement replaced a previous credit agreement dated as of December 16, 2019 (as amended, amended and restated or otherwise modified, the “Prior Credit Agreement”) with Bank of America, National Association as administrative agent and other lenders party thereto. We repaid all outstanding obligations under the Prior Credit Agreement, and expenses and fees in connection therewith. See Note 11 — Long-Term Debt for a further description of the Credit Agreement. The Company had a total of $845.7 million available under the Facility as of both July 31, 2026 and April 30, 2026, after $4.3 million of standby letters of credit were issued as of both July 31, 2026 and April 30, 2026. The Company had a total of $14.4 million and $15.5 million of standby letters with other financial institutions as of July 31, 2026 and April 30, 2026, respectively. The standby letters of credit were generally issued as a result of entering into office premise leases.
On August 18, 2026 (the “Effective Date”), we entered into an amended and restated credit agreement (the “A&R Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and other lenders party thereto, which amends and restates the Credit Agreement, among the Company, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent. The A&R Credit Agreement amends and restates the Credit Agreement to, among other things (1) provide for a $600 million senior secured term loan facility (the “Term Loan Facility”), (2) continue the existing $850 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (3) set the maturity of the Term Loan Facility and the Revolving Credit Facility to five years from the Effective Date. See Note 13 — Subsequent Events - Credit Facility for a further description of the A&R Credit Agreement.
In connection with entry into the A&R Credit Agreement, we borrowed the full principal amount of the Term Loan Facility on the Effective Date. The Term Loan Facility requires quarterly principal payments starting December 31, 2026 of $3.75 million, increasing to $7.5 million starting on December 31, 2028, with the remaining outstanding principal due on August 18, 2031. We used $406 million of the proceeds from the Term Loan Facility to redeem all of the outstanding Notes at a redemption price equal to 100% of the outstanding principal amount of the Notes, together with accrued and unpaid interest, and to pay fees, commission and expenses incurred in connection with the redemption of the Notes and the A&R Credit Agreement. We used the remaining $194 million of the proceeds from the Term Loan Facility and $440 million borrowed under the Revolving Credit Facility to fund a portion of the purchase price for the acquisition described in the following paragraph.
On September 1, 2026, we completed the acquisition of Auxey Holdco Limited (“AMS”) for $1.2 billion, consisting of $0.9 billion in cash (as consideration to the sellers, in repayment of AMS’s indebtedness, and in satisfaction of other AMS transaction obligations) and 3,118,628 shares of the Company’s common stock with a fair value of $0.3 billion. We used $0.3 billion from cash on hand and $0.6 billion borrowed under the A&R Credit Agreement for the acquisition. AMS is a UK-headquartered company that brings world-class capabilities in recruitment process outsourcing, early careers and campus recruiting, contingent workforce solutions, consulting and skills creation.
On December 8, 2014, the Board adopted a dividend policy to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. On June 21, 2021 and 2022, the Board increased the quarterly dividend to $0.12 per share and $0.15 per share, respectively. On June 26, 2023, the Board approved an increase of 20% in the quarterly dividend, which increased the quarterly dividend to $0.18 per share. On December 5, 2023, the Board approved an increase of 83% in the quarterly dividend, which increased the quarterly dividend to $0.33 per share. On June 12, 2024, the Board approved an increase in the quarterly dividend to $0.37 per share. On March 10, 2025, the Board approved a further increase of 30% in the quarterly dividend, which increased the quarterly dividend to $0.48 per share. On March 5, 2026, the Board approved a 15% increase in the quarterly dividend, which increased the quarterly dividend to $0.55 per share. The A&R Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the A&R Credit Agreement, our total funded debt to adjusted EBITDA ratio (as set forth in the A&R Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with our financial covenants that require the Company to maintain a consolidated secured net leverage ratio of not greater than 3.75 to 1.00 (which may be temporarily increased to 4.25 following certain material acquisitions under certain circumstances) (the "Financial Covenant"). The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board may deem to be relevant. Our Board may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On September 18, 2025, our Board approved an increase to the share repurchase program of $250.0 million, which at the time brought our available capacity to repurchase shares in the open market or privately negotiated transactions to $331.4 million. The Company made no repurchases of the Company’s stock during the three months ended July 31, 2026. The Company repurchased approximately $9.9 million of the Company’s stock during the three months ended July 31, 2025. As of July 31, 2026, $227.7 million remained available for common stock repurchases under our share repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.
Our primary source of liquidity is the fee revenue generated from our operations, supplemented by our borrowing capacity under our A&R Credit Agreement. Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the A&R Credit Agreement will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, debt repayments, share repurchases and dividend payments under our dividend policy during the next 12 months and thereafter for the foreseeable future. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, including as a result of ongoing macroeconomic uncertainty due to inflation and a potential recession, such changes have put and could continue to put, further negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access additional borrowings under the A&R Credit Agreement to meet our capital needs and/or discontinue our share repurchases and dividend policy.
Cash and cash equivalents and marketable securities were $1,051.1 million and $1,381.5 million as of July 31, 2026 and April 30, 2026, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and cash equivalents and marketable securities were $689.7 million and $728.9 million at July 31, 2026 and April 30, 2026, respectively. As of July 31, 2026 and April 30, 2026, we held $453.5 million and $432.3 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay accrued bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in both July 31, 2026 and April 30, 2026, and as of April 30, 2026 also include investments in commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the commercial paper, corporate notes/bonds and U.S. Treasury and Agency securities are available for general corporate purposes.
As of July 31, 2026 and April 30, 2026, marketable securities of $250.2 million and $286.0 million, respectively, included equity securities of $250.2 million (net of gross unrealized gains of $8.1 million and gross unrealized losses of $0.8 million) and $243.6 million (net of gross unrealized gains of $42.7 million and gross unrealized losses of $1.4 million), respectively, and were held in trust for settlement of our obligations under certain deferred compensation plans, of which $234.8 million and $230.2 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $235.2 million and $222.1 million as of July 31, 2026 and April 30, 2026, respectively. Unvested obligations under the deferred compensation plans totaled $18.6 million and $18.9 million as of July 31, 2026 and April 30, 2026, respectively.
Our working capital (current assets less current liabilities) was $947.8 million as of July 31, 2026 and $924.0 million as of April 30, 2026. The net increase in our working capital of $23.8 million as of July 31, 2026 compared to April 30, 2026 was primarily attributable to decreases in compensation and benefits payable and other accrued liabilities, as well as an increase in accounts receivable. These changes were partially offset by decreases in cash and cash equivalents and marketable securities. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payments of annual bonuses earned in fiscal 2026 and paid during the first quarter of fiscal 2027. Other accrued liabilities decreased primarily due to a decrease in deferred revenue, while accounts receivable increased due to an increase in days of sales outstanding, which went from 54 days to 61 days (which is consistent with historical experience). Marketable securities decreased primarily due to liquidation of our marketable fixed income (debt) securities as of July 31, 2026. Cash used in operating activities was $247.6 million in the three months ended July 31, 2026 compared to $237.4 million in the year-ago quarter.
Cash provided by investing activities was $9.5 million in the three months ended July 31, 2026 compared to cash used in investing activities of $32.2 million in the year-ago quarter. The change from cash used in investing activities to cash provided by investing activities was primarily due to an increase of $36.8 million in proceeds received from sales/maturities of marketable securities net of purchases during the three months ended July 31, 2026 compared to the year-ago quarter and a decrease in the purchase of property and equipment of $4.7 million.

Cash used in financing activities was $52.5 million in the three months ended July 31, 2026 compared to $51.6 million in the three months ended July 31, 2025. Cash used in financing activities increased by $0.9 million primarily due to increases in payments of tax withholdings on restricted stock and dividends paid to stockholders of $6.2 million and $4.0 million, respectively, offset by a decrease in repurchases of common stock of $9.6 million.
Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans
We purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2026 and April 30, 2026, we held contracts with gross cash surrender value of $377.0 million and $361.2 million, respectively. Total outstanding borrowings against the cash surrender value (“CSV”) of COLI contracts were $72.1 million and $72.2 million as of July 31, 2026 and April 30, 2026, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2026 and April 30, 2026, the net cash value of these policies was $304.9 million and $289.1 million, respectively.
Other than the factors discussed in this section, we are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources as of July 31, 2026.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2026, as compared to those disclosed in our table of contractual obligations included in our Form 10-K.
Critical Accounting Policies
Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim condensed consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements and in the Form 10-K. There have been no material changes in our critical accounting policies since the end of fiscal 2026.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During both the three months ended July 31, 2026 and 2025, we recorded foreign currency losses of $0.9 million in general and administrative expenses in the condensed consolidated statements of income.
Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving most major global currencies. Based on the ten largest exposure balances as of July 31, 2026, by notional value (including the U.S. Dollar, Canadian Dollar, Pound Sterling, Euro, Singapore Dollar), a 10% increase or decrease in the value of these currencies could result in a foreign exchange gain or loss of $15.8 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk
Our exposure to interest rate risk is limited to our Facility, borrowings against the CSV of COLI contracts and to a lesser extent our fixed income debt securities. As of July 31, 2026, there were no amounts outstanding under the Facility. At our option, loans issued under the Credit Agreement bear interest at either Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between Term SOFR, plus 1.125% per annum to 2.00% per annum, in the case of Term SOFR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.175% to 0.300% per annum on the average daily unused amount of the Facility, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit.
We had $72.1 million and $72.2 million of borrowings against the CSV of COLI contracts as of July 31, 2026 and April 30, 2026, respectively, bearing interest primarily at variable rates. We have sought to minimize the risk of fluctuations in these variable rates by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate, which has the effect of increasing the CSV on our COLI contracts.
Item 4. Controls and Procedures
a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of July 31, 2026.
b)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
In our Form 10-K, we described the material factors, events, and uncertainties that make an investment in our securities risky. Those risk factors should be considered carefully, together with all other information in that Form 10-K and our subsequent filings with the SEC. It does not address all the risks that we face, and additional risks not presently known to us or that we currently deem immaterial may also arise and impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the quarter ended July 31, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly- Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2026— May 31, 2026	—	$—	—	$227.7 million
June 1, 2026— June 30, 2026	1,471	$71.99	—	$227.7 million
July 1, 2026— July 31, 2026	329,043	$75.39	—	$227.7 million
Total	330,514	$75.37	—
_________________________
(1)Represents withholding of 330,514 shares to cover taxes on vested restricted shares.
(2)On September 18, 2025, our Board of Directors approved an increase to the share repurchase program of $250 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. The share repurchase program has no expiration date. We did not repurchase shares of the Company’s common stock under the program during the first quarter of fiscal 2027.
The A&R Credit Agreement permits us to pay dividends to our stockholders and make share repurchases so long as there is no default under the A&R Credit Agreement, the Company's total funded debt to adjusted EBITDA ratio (as set forth in the A&R Credit Agreement, the “consolidated net leverage ratio”) is no greater than 5.00 to 1.00, and we are in pro forma compliance with the Financial Covenant.
Item 5. Other Information
(a) None
(b) Not applicable
(c) Trading Plans
Our directors and Section 16 officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended July 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
2.1*#
Sale and Purchase Agreement, dated as of June 27, 2026, relating to the sale of all the shares in Auxey Holdco Limited, by and between, Auxey Holdings (Lux) S.A.S., OMERS Administration Corporation, AMS Cayco Ltd, the management share sellers identified in Part 2 of Schedule 1 thereto, the management beneficial interest sellers identified in Part 3 of Schedule 1 thereto, Ocorian Limited, acting in its capacity as trustee of the Auxey Equity Plan Employee Trust and nominee on behalf of the management beneficial interest sellers, and Korn Ferry, filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed on June 29, 2026.

2.2*
Management Warranty Deed, dated as of June 27, 2026, by and between the persons set out in Schedule 1 thereto and Korn Ferry, filed as Exhibit 2.2 to the Company’s Report on Form 8-K, filed on June 29, 2026.

2.3*
Deed of Amendment, dated as of July 29, 2026, by and between Auxey Holdings (Lux) S.A.S., OMERS Administration Corporation, AMS Cayco Ltd., Rosaleen Blair, Ocorian Limited, acting in its capacity as trustee of the Auxey Equity Plan Employee Trust and nominee on behalf of the Management Beneficial Interest Sellers, and Korn Ferry, filed as Exhibit 2.1 to the Company’s Report on Form 8-K, filed August 3, 2026.

3.1*	Restated Certificate of Incorporation of the Company, dated June 10, 2026, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed June 26, 2026.
3.2*	Eighth Amended and Restated Bylaws, effective May 26, 2023, filed as Exhibit 3.1 to the Company’s Report on Form 8-K, filed May 30, 2023.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, has been formatted in Inline XBRL and included as Exhibit 101.
_________________________
*    Incorporated herein by reference.
+    Management contract, compensatory plan or arrangement.
#    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn Ferry
Date: September 9, 2026
	By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)